Form 10-K
period 1995-12-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission File No. 33-26531-LA


COMMERCIAL LABOR MANAGEMENT, INC.
---------------------------------

         A Nevada                                     IRS Employer No.
         Corporation                                       88-241079


Edward L. Torres, President
Commercial Labor Management, Inc.
208 Mira Mar Avenue, Suite One
Long Beach, California 90803
(562) 987-5443

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:. . . . . . . . . . . . . . . . . . . . .None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:. . . .Common Stock, Par Value $.05 Per Share


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
                                                           YES   X    NO
                                                               -----    -----

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.
                                                                       [   ]

Aggregate market value of voting common stock held by
non-affiliates of the registrant (based upon the average of
the closing bid and ask prices $.05 and $.07, respectively,
as reported by the NASD OTC Bulletin Board on January 15,
1996)
                                                                $555,875

Number of shares of registrant's common stock outstanding
 as of January 15, 1996
                                                                9,264,584
DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                  TABLE OF CONTENTS



                                                                      Page
                                                                      ----

INTRODUCTORY NOTE                                                       3

PART I

  ITEM 1 - BUSINESS
           Background                                                   3
           Employees                                                    4
  ITEM 2 - PROPERTIES                                                   4
  ITEM 3 - LEGAL PROCEEDINGS                                            4
  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          5

PART II

  ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND
           RELATED SHAREHOLDER MATTERS                                  5
           Market Information                                           5
           Dividends                                                    6
  ITEM 6 - SELECTED FINANCIAL DATA                                      6
  ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND OF RESULTS OF OPERATIONS                       6
           Background                                                   6
           Results of Operations                                        7
           Liquidity and Capital Resources                              7
  ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  8
  Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                          8

PART III

  ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS OF THE REGISTRANT                                   8
  ITEM 11 - EXECUTIVE COMPENSATION                                      9
  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                              9
  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             10


PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 10-K                                               10
            Index to Financial Statements                              10
            Index to Exhibits                                          11
            Signatures                                                 12
            Report of Independent Auditors                             13
            Consolidated Balance Sheet                                 15
            Consolidated Statement of Operations                       17
            Consolidated Statement of Cash Flows                       18
            Consolidated Statement of Shareholders' Equity             19
            Notes to Consolidated Financial Statements                 20

                                  INTRODUCTORY NOTE


This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange act of 1934, [as amended]. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company or its subsidiaries disadvantageous currency exchange rates, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the company's products, price increases fore supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings which could involve the Company in the future, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its subsidiaries and businesses, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.



                                        PART I

ITEM 1. BUSINESS

BACKGROUND:

Commercial Labor Management, Inc. is a Nevada corporation (the "Company") organized on October 18, 1988 with the initial name Tokyo Raiders, Inc. It subsequently changed its name to Club USPN, Inc., then to XL Corp. and then to Commercial Labor Management, Inc. The Company was incorporated for the purpose of engaging in any lawful business, with its original purpose to evaluate and acquire one or more unspecified businesses or properties. Until May

1990, the Company was a developmental stage enterprise raising capital, searching for an acquisition, and acquiring 7.5 acres of undeveloped residential land in New Jersey, at which time it changed its name to Club USPN, Inc. An acquisition of a pizza marketing network company in 1990 was mutually rescinded by the Company and the acquiree on September 30, 1990.

Principal operations of the Company were not reestablished until May 10, 1993, when the Company agreed to acquire all of the shares of SONO International, a Nevada corporation, effective on June 9, 1993, in exchange for 625,000 shares of the Company's common stock. SONO International ("SI") was organized in Nevada on July 2, 1992, to provide contract manufacturing and maquiladora (shelter) services in Tijuana, Baja California, Mexico, with four wholly-owned subsidiaries: WIRETECH and EXCEL Mexican Manufacturing (both Nevada corporations), WIRETECH de Mexico, S.A. de C.V., and Operadora de Shelters, S.A. de C.V. (both Mexican corporations).

On September 30, 1994, the Company sold its SI operations unit to SI's former stockholders, and received in return 619,200 shares of the Company's common stock held by those former SI stockholders. The Company's motivation for this transaction was due to the substantial losses incurred by the SI unit, without signs of immediate improvement. The shares received back by the Company provided the Company with a reduction in share capitalization which could be used in acquiring or merging with a more promising operating company.

On March 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Commercial Labor Management, Inc. pursuant to which the Company acquired 100% of the total issued and outstanding common and preferred stock of Commercial Labor Management, Inc. in exchange for 1,928,330 shares of the Company's common stock. Effective July 1, 1995, the Company and Commercial Labor Management, Inc. entered into a Rescission Agreement pursuant to which they mutually agreed to rescind the acquisition because the Company did not believe that it had received adequate consideration for its purchase. As a result, the Company received a return of its 1,928,330 shares of common stock which have been cancelled, and the Company tendered back all of the shares of Commercial Labor Management, Inc. which it owned. The Company is now seeking to make another business acquisition or enter into another business combination with an operating entity.


EMPLOYEES:

The Company does not currently have any employees. The executive officers of the Company are not currently paid any salary or other compensation for their services.


ITEM 2. PROPERTIES

The Company owns 7.5 acres of undeveloped residential land in the township of Howell, County of Monmouth, in the State of New Jersey. The land was originally transferred to the Company in April 1990 and is encumbered by a first mortgage in the principal amount of $81,776, bearing simple interest at the rate of 12% per annum, payable on December 31, 1996. The Company intends to sell this property if satisfactory terms can be reached. The Company does not presently lease any office facilities. The leasing of office facilities is pending the acquisition of or merger with another business which has not yet been identified.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings to which it is or may become subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 1995, the Company amended its Articles of Incorporation to increase the authorized capital stock of the Company to 15,000,000 shares of common stock, par value $.05 per share, and 2,000,000 shares of preferred stock, par value $.05 per share. The amendment was approved by the written consent of a majority of the stockholders on March 21, 1995.


                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

MARKET INFORMATION:

The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "CLMI." The following table sets forth the range of bid prices for the common stock during the periods indicated, and the last sale price as reported on the OTC Bulletin Board.

YEAR ENDED DECEMBER 31, 1995:

----------------------------------------------------------------
     Quarter            High             Low           Last Sale
----------------------------------------------------------------
        4              $ 3.25           $ .25            $ .25
----------------------------------------------------------------
        3              $ 3.25           $ .75            $3.00
----------------------------------------------------------------
        2              $ 1.25           $ .25            $ .75
----------------------------------------------------------------
        1              $ 8.00           $ .13            $ .63
----------------------------------------------------------------
----------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:


----------------------------------------------------------------
     Quarter            High             Low           Last Sale
----------------------------------------------------------------
        4              $ 9.00           $3.00            $5.50
----------------------------------------------------------------
        3              $10.00           $2.00            $4.00
----------------------------------------------------------------
        2              $10.00           $4.00            $5.00
----------------------------------------------------------------
        1              $ 8.00           $2.00            $4.00
----------------------------------------------------------------
----------------------------------------------------------------

On January 15, 1996, the last sales price per share of the Company's common stock, as reported by the NASD OTC Bulletin Board Market, was $.20.

On January 15, 1996, the Company's 6,739,013 shares of common stock outstanding were held by approximately 297 shareholders of record.


DIVIDENDS:

The Company has not paid cash dividends on its common stock since inception. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. The Company does not anticipate declaring or paying dividends on its common stock in the foreseeable future. The Company currently has 180 shares of Series A Convertible Preferred Stock ("Series A Preferred") issued and outstanding. The Series A Preferred has a cumulative noncompounded dividend of 8% per annum and a liquidation preference of $1,000 per share. The Series A Preferred Stock was issued in May 1995. No dividend may be declared or paid on the Company's common stock until all cumulative unpaid dividends on The Series A Preferred has been declared and paid. To date, no dividends have been declared or paid on the Series A Preferred.

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the three years ended December 31, 1995, 1994 and 1993 is presented below, and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1995, 1994 and 1993.

----------------------------------------------------------------------------
----------------------------------------------------------------------------
FOR THE YEAR:                      1995             1994             1993
----------------------------------------------------------------------------
    Sales                        $       0       $       0        $3,962,415
    Income (loss) before
       income taxes,
       minority interest and
       extraordinary items               0        (577,161)          108,858
    Net Income                           0        (468,697)          107,393
----------------------------------------------------------------------------
    PER SHARE:
----------------------------------------------------------------------------
    Net income (loss) before
      extraordinary items                0            (.37)       $      .15
    Net income (loss)                    0            (.30)       $      .15
----------------------------------------------------------------------------
    AT YEAR END:
----------------------------------------------------------------------------
    Total assets                 $ 692,326        $462,711        $1,577,525
    Long-term obligations                0          81,776         1,213,046
----------------------------------------------------------------------------
----------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND:

The Company sought to make a business acquisition during the calendar year ending December 31, 1994. By the end of the year it had not successfully made an acquisition and planned to continue to search for and evaluate operating businesses for potential purchase. On March 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Commercial Labor Management, Inc. ("CLM") pursuant to which the Company issued 1,928,330 shares of its common stock in exchange for all of the issued and outstanding common and preferred stock of CLM. The plan of reorganization was rescinded in its entirety on July 1, 1995 pursuant to a Rescission Agreement mutually agreed to and implemented by the Company and CLM. All shares of common stock issued by the Company in the reorganization were tendered back and cancelled, and the Company tendered all shares of CLM back to its owner. Because of the rescission, no operations of CLM are reflected in the financial statements of the Company for the year ended December 31, 1995. The balance sheet of the Company does, however, reflect advances made and other capital stock issued in connection with the Company's attempt to acquire CLM. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."


RESULTS OF OPERATIONS:

The Company did not incur operating expenses or earn revenue during the fiscal year ending December 31, 1995. Because of the rescission of the Agreement and Plan of Reorganization by the Company and CLM, no operations of CLM are reflected in the Company's financial statements for the fiscal year ending December 31, 1995. All costs incurred in connection with the attempted acquisition of CLM were borne by CLM or its owner under the Rescission Agreement entered into by the Company and CLM, effective July 1, 1995. A portion of those costs are reflected in a demand noninterest bearing note receivable in the principal amount of $180,000, payable by the owner of CLM to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

In May 1995 the Company issued 180 shares of Series A Convertible Preferred Stock in a private placement pursuant to Rule 506 of Regulation D of Section 4(2) of the Securities Act of 1933, as amended. A total of $180,000 in capital was raised from the issuance of the preferred stock. The Series A Convertible Preferred Stock is convertible at any time by its holders into the Company's common stock at a conversion price equal to 70% of the average bid price of the Company's common stock on the OTC Bulletin Board Market over the five trading days immediately preceding the conversion date, multiplied by the original purchase price of the Series A Convertible Preferred Stock plus cumulative unpaid dividends. Each share of Series A Convertible Preferred Stock has a liquidation preference equal to $1,000 per share and a cumulative noncompounded dividend of 8% per annum. No dividends may be declared or paid on the Company's common stock unless and until all cumulative unpaid dividends on the Series A Convertible Preferred Stock are first declared and paid. Each share of the Series A Convertible Preferred Stock has one vote (i.e., equivalent to the voting rights of each share of the Company's common stock) and generally votes with the common stock as a single class. The proceeds of the issuance of the Series A Convertible Preferred Stock were advanced to CLM in connection with the attempted acquisition of CLM by the Company. The advance of $180,000 is now reflected as a note receivable on the Company's balance sheet. There is no assurance that the promissory note, payable by Edward L. Torres, the prior owner of CLM and current President and Chairman of the Board of Directors of the Company, will be repaid because Mr. Torres has indicated that he does not have the financial capability to repay it. The Company presently has no other source of financing or capital, and no operating businesses. The Company is currently seeking and evaluating potential businesses for acquisition. If the Company needs funding for such an acquisition, it would have to issue stock or incur borrowings. There is no assurance that the Company will be able to make a business acquisition or obtain any additional capital or financing. The Company is not currently incurring operating costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K" in this document, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The following persons are the officers and directors of the Company, who will serve in such capacities until their successors are duly qualified and elected.

         Name                          Position
         ----                          ---------

    Edward L. Torres              Chairman of the Board of Directors,
                                  President and Chief Financial Officer

    Mark French                   Director and Secretary


Edward L. Torres has been the President, Chief Financial Officer and Chairman of the Board of Directors of the Company since July 30, 1995, and was the President of the Company from March 21, 1995 until June 1, 1995. Mr. Torres was also the President and principal shareholder of Commercial Labor Management, Inc. from its inception in 1992 until July 30, 1995, when it ceased to conduct business. Commercial Labor Management, Inc. was engaged in the business of leasing employees to a variety of businesses, primarily in California. Since the cessation of business by Commercial Labor Management, Inc., Mr. Torres has been an independent marketing consultant for other employee leasing companies. Mr. Torres has a Bachelors in Business Administration from South Bay University.

Mark French has been the Secretary and a director of the Company since July 30, 1995 and March 21, 1995, respectively, and was the President of the Company from June 1, 1995 until July 30, 1995. Mr. French began his career in investments and securities in London, England, where he was an institutional options and bond trader for Barclays de Zoete Wedd, an investment banking firm. From 1990 to 1994, Mr. French was a registered representative with the National Association of Securities Dealers, Inc. holding Series 7, 24 and 63 licenses. During that period he held positions with Chatfield Dean & Associates and Financial West Group. Since 1994 Mr. French has been an independent financial consultant for different companies seeking to raise capital.

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 1995, no officer or director of the Company earned more than $60,000 in total compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1995, the total number of shares of capital stock known by the Company to be owned by (i) each officer of the Company, (ii) each director of the Company, and (iii) each beneficial owner of 5% or more of the capital stock of the Company.


                              NAME AND ADDRESS OF          NUMBER OF SHARES
TITLE OF CLASS OF STOCK       EACH BENEFICIAL OWNER        BENEFICIALLY OWNED
-----------------------       ---------------------        ------------------

Common Stock                  Edward L. Torres(1)                    0
                              208 Mira Mar Avenue
                              Suite One
                              Long Beach, California 90803

Common Stock                  Mark French(2)                         0
                              967 Scottland Drive
                              Mt. Pleasant, South Carolina
                              29464

------------------------------------
(1) Mr. Torres is the President, Chief Financial Officer and Chairman of the Board of Directors of the Company.

(2) Mr. French is the Secretary and a director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Commercial Labor Management, Inc. pursuant to which it acquired 100% of the total issued and outstanding common and preferred stock of Commercial Labor Management, Inc. from Edward L. Torres in exchange for 1,923,380 shares of newly issued common stock of the Company. Upon the closing of the reorganization, Mr. Torres became the President of the Company as well as remaining the President of its wholly owned subsidiary, Commercial Labor Management, Inc. As it became apparent that the reorganization would be mutually rescinded, Mr. Torres temporarily resigned from his positions as President of the Company while the Rescission Agreement was negotiated, executed and implemented. Mr. Torres tendered all shares of the Company which had been issued to him back to the Company pursuant to the Rescission Agreement. Commercial Labor Management, Inc. ceased to conduct business on July 30, 1995 after the rescission, and Mr. Torres then became the President and Chairman of the Board of Directors of the Company. See "Item 1. BUSINESS
- Background."

On July 1, 1995, the Company received a noninterest bearing demand note payable to it by Edward L. Torres, the owner of Commercial Labor Management, Inc., in connection with the Rescission Agreement entered into by the Company and Commercial Labor Management, Inc. effective July 1, 1995. Pursuant to the demand note, Mr. Torres has agreed to treat the $180,000 expended by the Company in connection with its attempted acquisition of Commercial Labor Management, Inc. as an advance by the Company to Mr. Torres. Mr. Torres has agreed to repay $180,000 to the Company upon demand. The Company has not yet demanded repayment of the note. The Company is currently not paying Mr. Torres any compensation for his services as an officer or director of the Company. There is no assurance that Mr. Torres will ever be able to repay the demand note to the Company.

The Company is contemplating issuing shares of its common stock to Mr. Torres and Mr. French as compensation for their services to the Company. The number of shares of common stock to be issued to Mr. Torres and Mr. French for services rendered has not yet been determined.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS:                                              PAGE
------------------------------                                              ----
Report of Independent Auditors.............................................. 13

Consolidated balance sheet at December 31, 1995 and 1994 ................... 15

Consolidated statement of operations for the years ended
December 31, 1995 and 1994.................................................. 17

Consolidated statement of cash flows for the years ended
December 31, 1995 and 1994.................................................. 18

Consolidated statement of shareholders' equity from December 31, 1992 to
December 31, 1995........................................................... 19

Notes to consolidated financial statements.................................. 20

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

INDEX TO EXHIBITS:

Exhibits designated by the symbol ** are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3.1           Certificate of Amendment of Articles of Incorporation of XL
              Corp.(1)

10.1 Rescission Agreement, dated July 1, 1995, by and between Commercial Labor Management, Inc. and Commercial Labor Management, Inc.

23            Consent of Independent Auditors

-----------------------------
(1) Incorporated by reference from the Report on Form 8-K, dated March 28,
    1995.

REPORTS ON FORM 8-K, FILED IN 1995
-----------------------------------

20.1 Report on Form 8-K, dated March 28, 1995, regarding the acquisition of the assets of Commercial Labor Management, Inc. and the amendment to the articles to incorporation.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 15, 1996

                                       COMMERCIAL LABOR MANAGEMENT, INC.
                                       ----------------------------------
                                                  (Registrant)


                                       By:/s/ EDWARD L. TORRES
                                       ----------------------------------
                                              EDWARD L. TORRES
                                       President and Chief Executive Officer


Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Capacity                         Date
    ---------                     --------                         ----

/s/ EDWARD L. TORRES President, Chief Financial Officer, and January 15, 1996 -------------------- Chairman of the Board of Directors
    EDWARD L. TORRES



/s/ MARK FRENCH       Secretary, Director                      January 15, 1996
----------------
    MARK FRENCH

                                    [LETTERHEAD]

                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Commercial Labor Management

We have audited the accompanying balance sheet of Commercial Labor Management, Inc. (a Nevada corporation) as of December 31, 1995 and 1994 and the related statements of income, stockholder's equity and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Labor Management, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A., apc


Chula Vista, CA

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                    BALANCE SHEET
                              DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------


                                        ASSETS


                                                      1995           1994
                                                   ------------------------
CURRENT ASSETS
  Note receivable                                  $180,000             $0
                                                   ------------------------

          TOTAL CURRENT ASSETS                      180,000              0


FIXED ASSETS
  Tax benefit                                       132,326        132,326
  Land                                              380,000        380,000
                                                   ------------------------

         TOTAL FIXED ASSETS                         512,326        512,326
                                                   ------------------------

TOTAL ASSETS                                       $692,326       $512,326
                                                   ------------------------
                                                   ------------------------




            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                    BALANCE SHEET
                              DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1995           1994
                                                        ------------------------
CURRENT LIABILITIES:
    Accounts payable                                          $0             $0
    Note payable for land                                 88,289         81,776
                                                        ------------------------

          TOTAL CURRENT LIABILITIES                       88,289         81,776
                                                        ------------------------

          TOTAL LIABILITIES                               88,289         81,776

STOCKHOLDERS' EQUITY:
  Preferred convertible stock, $1,000 par value
    1,000 share authorized, 180 issued & outstanding     180,000              0
  Common stock, $.05 par value, 15,000,000 shares
    authorized, 9,264,584 issued and outstanding          51,813         51,813
  Paid-in Capital                                        864,217        864,217
  Accumulated deficit                                   (491,993)      (485,480)
                                                        ------------------------

          TOTAL STOCKHOLDER'S EQUITY                     604,037        430,550
                                                        ------------------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                              $692,326       $512,326
                                                        ------------------------
                                                        ------------------------



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                 STATEMENT OF INCOME
                              DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------


                                                     1995             1994
                                                   -------------------------
EXPENSES:
  Bad debt expense                                     $0               $0
  Professional fees                                     0                0
  Employee benefits                                     0                0
  Interest expense                                      0            2,169
                                                   -------------------------

          TOTAL EXPENSES                                0           (2,169)
                                                   -------------------------

Net Income (Loss) Discontinued Operations               0         (720,924)
                                                   -------------------------

     LOSS BEFORE TAXES                                  0         (723,093)
Income tax benefit                                      0         (132,326)
                                                   -------------------------

          NET INCOME (LOSS)                             0         (590,767)
                                                   -------------------------
                                                   -------------------------

Weighted Average Number of
   Shares Outstanding                             578,524        1,548,388

Loss Par Share
   of Common Stock                                   0.00           ($0.38)
                                                   -------------------------
                                                   -------------------------


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                STATEMENT OF CASH FLOW
                              DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------


                                                     1995             1994
                                                   -------------------------
NET CASH FLOWS FROM OPER. ACTIVITIES:
  Cash received from customers                         $0       $1,897,740

CASH EXPENSES:
  Cash paid to suppliers                                0        1,670,899
  Cash paid for operating expenses                      0          742,607
  Interest paid                                         0            2,253
                                                   -------------------------

      CASH PAID FOR OPERATING ACTIVITIES                0        2,415,759
                                                   -------------------------

NET CASH FROM OPERATING ACTIVITIES                      0         (518,019)
                                                   -------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of leasehold improvements                    0          (19,520)
  Purchase of equipment                                 0           (1,821)
                                                   -------------------------

NET CASH USED IN INVESTING ACTIVITIES                   0          (21,341)
                                                   -------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Common Stock, Treasury Stock                          0           11,813
  Paid-in Capital                                       0          578,812
  Cash loss on sale of operations                       0          (41,972)
  Proceeds from notes payable                           0                0
                                                   -------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               0          548,653
                                                   -------------------------

NET INCREASE (DECREASE) IN CASH                         0           (9,293)
                                                   -------------------------

CASH AT BEGINNING OF YEAR                               0            9,293
                                                   -------------------------

CASH AT END OF YEAR                                    $0               $0
                                                   -------------------------
                                                   -------------------------


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FROM DECEMBER 31, 1993 TO DECEMBER 31, 1995

--------------------------------------------------------------------------------

                                           Common Stock         Preferred Stock
                                     ---------------------------------------------- Additional    Treasury
                                      Number                  Number                 Paid-in       Stock    Accumulated
                                     of Shares      Amount   of Shares      Amount   Capital      & Adj's     Deficit       Total
                                     ----------------------------------------------------------------------------------------------
BALANCE-DEC. 31, 1993                  800,000      40,000                             219,192    (171,685)     105,287    364,479

    1994 ACTIVITY
Excercise of warrants                   50,000

Two-for-one split on 3/1/94            850,000

Warrants exercised                     197,867      11,813                             473,340     171,685                 656,838

Adjust stock to reflect the 1993
  SEMAC debt exchange                 (395,141)

Sale of operations                    (619,200)                                        171,685

Loss for the year ended 12/31/94                                                                               (590,767)  (590,767)
                                     ----------------------------------------------------------------------------------------------
  BALANCE-DEC. 31, 1994                883,526     $51,813                            $864,217           0    ($485,480)  $430,550
                                     ----------------------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------------------

    1995 ACTIVITY
Three-for-one reverse split 3/20      (589,018)

1995 Net Transactions                8,970,076

Issuance of Preferred Stock                                    180,000    $180,000                                         180,000

Loss for the year ended 12/31/95                                                                                 (6,513)    (6,513)
                                     ----------------------------------------------------------------------------------------------
  BALANCE - DEC. 31, 1995            9,264,584     $51,813     180,000    $180,000    $864,217           0    ($491,993)  $604,037
                                     ----------------------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                  DECEMBER 31, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   GENERAL:

   Commercial Labor Management, Inc. (formerly XL Corp.) is a Nevada Corporation (the "Company") was organized October 19, 1988.

   The Company was originally incorporated in Nevada under the Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March of 1995 the Board approved the merger with Commercial Labor Management which was handled as a reverse merger, and also approved a name change to Commercial Labor Management. However, that merger was rescinded and never completed. The Company is currently seeking other potential mergers or acquisitions.

   INCOME TAX REPORTING:

   The Company files a corporate tax return in the U.S.

   EARNINGS PER SHARE:

   The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period, adjusted for the 1 for 3 reverse split effected in March 20, 1995. The weighted average number of shares outstanding for 1995 is 578,524.

   INCOME TAXES:

   In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB
   109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

2. PAID IN CAPITAL:

   Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to Shareholder's of record in exchange for these net assets. Also, in the fourth quarter of 1994 the Company issued some common stock to individuals to whom money was owed for professional services rendered, prior to the sale-back of 9/30/94.

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                  DECEMBER 31, 1995


3. CAPITAL STOCK:

   PREFERRED CONVERTIBLE STOCK
   Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of December 31, 1995.

   COMMON STOCK
   The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000. There are 9,264,585 shares outstanding as of December 31, 1995.

   The issuance for the CLM acquisition and anti-dilutive clause were made on 9/30/95.


4. TAX BENEFIT:

   The Company has a loss carryforward in the amount of $615,784 available to offset future taxable income. These losses expire as they offset income or can be carryforward for a maximum of 15 years. The Company believes it will use the credit before it expires. However, no estimates of future income are available so the benefit is reflected as a long-term asset.