Form 10-Q
period 1996-03-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549                     Page 1 of 12
                                                                  Sequentially
                               FORM 10-Q                     Numbered Document


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                        Commission File Number
March 31, 1996                                                      33-26531-LA
                                                            -------------------

                      COMMERCIAL LABOR MANAGEMENT, INC.
-------------------------------------------------------------------------------
         (Exact Name of Registrant as specified in its Charter)

             Nevada                                              88-241079
 --------------------------------                           -------------------
  (State or other Jurisdiction of                             I.R.S. Employer
 Incorporation or  Organization                              Identification No.)


      208 Mira Mar Avenue, Suite One, Long Beach, California         90803
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                        (Zip Code)


                                 (562) 987-5443
-------------------------------------------------------------------------------
                 (Registrant's Telephone Number, including Area Code)


    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

   Common Stock, $.05 par value                               9,264,584
   ----------------------------                     --------------------------
       Title of Class                               Number of Shares Outstanding
                                                        at September 30, 1995

                                 FINANCIAL STATEMENTS


ITEM 1.     FINANCIAL STATEMENTS



                          COMMERCIAL LABOR MANAGEMENT, INC.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      COMMERCIAL LABOR MANAGEMENT, INC.
                               BALANCE SHEET
                              SEPTEMBER 30, 1995

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      ASSETS

                                                                     1995
                                                                   --------
    CURRENT ASSETS
      Note receivable                                              $180,000
                                                                   --------

        TOTAL CURRENT ASSETS                                        180,000


    FIXED ASSETS
      Tax benefit                                                   132,326
      Land                                                          380,000
                                                                   --------

        TOTAL FIXED ASSETS                                          512,326
                                                                   --------


    TOTAL ASSETS                                                   $692,326
                                                                   --------
                                                                   --------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                               BALANCE SHEET
                              SEPTEMBER 30, 1995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     1995
                                                                   --------
    CURRENT LIABILITIES:
      Accounts payable                                                   $0
      Note payable for land                                        $ 88,289
                                                                   --------

        TOTAL CURRENT LIABILITIES                                    88,289
                                                                   --------

        TOTAL LIABILITIES                                            88,289

    STOCKHOLDERS' EQUITY:
      Preferred convertible stock, $1,000 par value
       1,000 share authorized, 180 issued & outstanding             180,000
      Common stock, $.05 par value, 15,000,000 shares
       authorized, 9,264,584 issued and outstanding                  51,813
      Paid-in Capital                                               864,217
      Accumulated deficit                                          (491,993)
                                                                   --------

        TOTAL STOCKHOLDER'S EQUITY                                  604,037
                                                                   --------


    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                           $692,326
                                                                   --------
                                                                   --------


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF INCOME
                             SEPTEMBER 30, 1995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                     1995
                                                                   --------
    EXPENSES:
      Bad debt expense                                                   $0
      Professional fees                                                   0
      Employee benefits                                                   0
      Interest expense                                                    0
                                                                   --------

        TOTAL EXPENSES                                                    0
                                                                   --------

    NET INCOME (LOSS) DISCONTINUED OPERATIONS                             0
                                                                   --------

      LOSS BEFORE TAXES                                                   0
    INCOME TAX BENEFIT                                                    0
                                                                   --------

      NET INCOME (LOSS)                                                   0
                                                                   --------
                                                                   --------

    Weighted Average Number of
      Shares Outstanding                                            578,524

    Loss Par Share
      of Common Stock                                                  0.00
                                                                   --------
                                                                   --------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                           STATEMENT OF CASH FLOW
                             SEPTEMBER 30, 1995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                     1995
                                                                   --------

    NET CASH FLOWS FROM OPER. ACTIVITIES:
      Cash received from customers                                       $0

    CASH EXPENSES:
      Cash paid to suppliers                                              0
      Cash paid for operating expenses                                    0
      Interest paid                                                       0
                                                                   --------

        CASH PAID FOR OPERATING ACTIVITIES                                0
                                                                   --------

    NET CASH FROM OPERATING ACTIVITIES                                    0
                                                                   --------

    CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of leasehold improvements                                  0
      Purchase of equipment                                               0
                                                                   --------

    NET CASH USED IN INVESTING ACTIVITIES                                 0
                                                                   --------

    CASH FLOW FROM FINANCING ACTIVITIES:
      Common Stock, Treasury Stock                                        0
      Paid-in Capital                                                     0
      Cash loss on sale of operations                                     0
      Proceeds from notes payable                                         0
                                                                   --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                             0
                                                                   --------

    NET INCREASE (DECREASE) IN CASH                                       0

    CASH AT BEGINNING OF YEAR                                             0
                                                                   --------

    CASH AT END OF YEAR                                                  $0
                                                                   --------
                                                                   --------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                              COMMERCIAL LABOR MANAGEMENT, INC.
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FROM DECEMBER 31, 1993 TO SEPTEMBER 30, 1995


                                       Common Stock            Preferred Stock
                                     --------------------------------------------- Additional  Treasury
                                         Number                  Number              Paid-in     Stock     Accumulated
                                        of Shares    Amount     of Shares   Amount   Capital   & Adj's       Deficit      Total
                                     --------------------------------------------------------------------------------------------
BALANCE-DEC. 31, 1993                    800,000     40,000                           219,192  (171,685)     105,287    364,479

   1994 ACTIVITY
Exercise of warrants                      50,000
Two-for-one split on 3/1/94              850,000
Warrants exercised                       197,867     11,813                           473,340   171,685                 656,838
Adjust stock to reflect the 1993
  SEMAC debt exchange                   (395,141)
Sale of operations                      (619,200)                                     171,685
Loss for the year 12/31/94                                                                                  (590,767)  (590,767)
                                     --------------------------------------------------------------------------------------------
  BALANCE-DEC. 31, 1994                  883,526    $51,813                          $864,217         0    ($485,480)  $430,550
                                     --------------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------------

    1995 ACTIVITY
Three-for-one reverse split 3/20        (589,018)
1995 Net Transactions                  8,970,076
Issuance of Preferred Stock                                       180,000   180,000                                     180,000
Loss ended 9/30/95                                                                                            (6,513)    (6,513)
                                     --------------------------------------------------------------------------------------------
  BALANCE-SEPT. 30, 1995               9,264,584    $51,813       180,000  $180,000  $864,217         0    ($491,993)  $604,037
                                     --------------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                              SEPTEMBER 30, 1995

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

                         COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                              SEPTEMBER 30, 1995

3.  CAPITAL STOCK:

    PREFERRED CONVERTIBLE STOCK
    Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of September 30, 1995.

    COMMON STOCK
    The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000. There are 9,264,585 shares outstanding as of September 30, 1995.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND:

         On March 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Commercial Labor Management, Ltd. ("CLM") pursuant to which it acquired 100% of the issued and outstanding stock of CLM. Effective July 1, 1995, the Company and CLM rescinded the acquisition in its entirety. Pursuant to the Rescission Agreement, the owner of CLM tendered back to the Company for cancellation all 1,928,330 shares of the Company's common stock issued in exchange for 5,000,000 shares of common stock and 2,000,000 shares of preferred stock in CLM, which has been tendered by the Company back to the owner of CLM. The owner of CLM also agreed to bear all of the costs incurred by the Company in connection with the attempted acquisition of CLM and subsequent rescission of the transactions. The Company received a noninterest bearing demand note for $180,000 from the owner of CLM as payment of the costs.

         RESULTS OF OPERATION:

         Because of the rescission of the acquisition of CLM and treatment of funds utilized by the Company as an advance, the Company did not incur operating expenses or earn revenues during the fiscal quarter ended September 30, 1995.

         LIQUIDITY AND CAPITAL RESOURCES:

         In May 1995 the Company raised $180,000 pursuant to the private placement of 180 shares of Series A Convertible Preferred Stock pursuant to Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The funds were utilized in connection with the attempted acquisition of CLM by the Company, and are reflected as a note receivable payable by the owner of CLM to the Company for $180,000. The Company had no working capital as of September 30, 1995, and no assurance that its note receivable for $180,000 will be repaid. The Company presently has no operating businesses and no sources of capital or financing. There is no assurance that the Company will be able to obtain capital or financing, or that it will be able to make a business acquisition in the future.

                         PART II. OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS
              None


Item 2.  CHANGES IN SECURITIES
              None


Item 3.  DEFAULTS UPON SENIOR SECURITIES
              None


Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

Item 5.  OTHER INFORMATION
              None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    October 15, 1995         By:     /s/ Edward L. Torres
                                          --------------------------------
                                          President and Chief Financial Officer
                                          (chief financial officer and
                                          accounting officer and duly authorized
                                          officer)



Date:    October 15, 1995         By:    /s/ Mark French
                                          --------------------------------
                                         Secretary (corporate secretary and
                                         duly authorized officer)