Form 10-Q
period 1996-06-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

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


For Quarter Ended                                         Commission File Number
June 30, 1996                                                        33-26531-LA
                                                                     -----------


                             COMMERCIAL LABOR MANAGEMENT, INC.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its Charter)



          Nevada                                                  88-241079
-------------------------------                              ------------------
(State or other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization                                Identification No.)



            208 Mira Mar Avenue, Suite One, Long Beach, California 90803
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                      (Zip Code)



                                 (562) 987-5443
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                     Yes  X      No
                                         ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.05 par value                                 9,264,584
----------------------------                       ----------------------------
Title of Class                                     Number of Shares Outstanding
                                                          at June 30, 1996

                                 FINANCIAL STATEMENTS


ITEM 1.     FINANCIAL STATEMENTS



                          COMMERCIAL LABOR MANAGEMENT, INC.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      COMMERCIAL LABOR MANAGEMENT, INC.
                               BALANCE SHEET
                               JUNE 30, 1996


---------------------------------------------------------------------
---------------------------------------------------------------------


                                  ASSETS

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
                                                          --------
                                                          --------





      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                   COMMERCIAL LABOR MANAGEMENT, INC.
                            BALANCE SHEET
                            JUNE 30, 1996

---------------------------------------------------------------------
---------------------------------------------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY



    CURRENT LIABILITIES:
      Accounts payable for land                             $88,289
                                                           --------

        TOTAL CURRENT LIABILITIES                            88,289
                                                           --------

        TOTAL LIABILITIES                                    88,289

    STOCKHOLDERS' EQUITY:
     Preferred convertible stock, $1,000 par value
      1,000 share authorized, 180 issued & outstanding      180,000
     Common stock, $.05 par value, 15,000,000 shares
      authorized, 9,264,584 issued and outstanding           51,813
     Paid-in Capital                                        864,217
     Accumulated deficit                                   (491,993)
                                                           --------

        TOTAL STOCKHOLDER'S EQUITY                          604,037
                                                           --------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                 $692,326
                                                           --------
                                                           --------




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                   COMMERCIAL LABOR MANAGEMENT, INC.
                         STATEMENT OF INCOME
                            JUNE 30, 1996


---------------------------------------------------------------------
---------------------------------------------------------------------


    Net Income/(Loss) Before Taxes                                 $0

    (Provision)/Credit for Taxes                                    0
                                                            ---------

        NET LOSS                                                   $0
                                                            ---------

    Weighted Average Number of
      Shares Outstanding                                    9,264,585

    Income Per Share
      of Common Stock                                               0
                                                            ---------
                                                            ---------



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                   COMMERCIAL LABOR MANAGEMENT, INC.
                        STATEMENT OF CASH FLOW
                            JUNE 30, 1996


---------------------------------------------------------------------
---------------------------------------------------------------------



    CASH FLOWS FROM OPERATING ACTIVITIES
    ------------------------------------

    NET CASH FROM OPERATING ACTIVITIES                              0
                                                            ---------

    CASH FLOWS USED IN INVESTING ACTIVITIES
    ---------------------------------------

    NET CASH FROM INVESTING ACTIVITIES                              0
                                                            ---------

    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------

    NET CASH FROM FINANCING ACTIVITY                                0
                                                            ---------

    NET INCREASE (DECREASE) IN CASH                                 0

    CASH AT BEGINNING OF YEAR                                       0
                                                            ---------

    CASH AT END OF YEAR                                            $0
                                                            ---------
                                                            ---------




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                         COMMERCIAL LABOR MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FROM DECEMBER 31, 1993 TO JUNE 30, 1996


                                       Common Stock      Preferred Stock
                                 -------------------------------------------    Additional    Treasury
                                    Number               Number                  Paid-in        Stock     Accumulated
                                   of Shares  Amount    of Shares  Amount        Capital       & Adj's      Deficit      Total
                                 ------------------------------------------------------------------------------------------------
     BALANCE-DEC. 31, 1993           800,000   40,000                             219,192     (171,685)      105,287     364,479

         1994 ACTIVITY
Exercise of warrants                  50,000

Two-for-one split on 3/1/94          850,000

Warrants exercised                   197,867   11,813                             473,340      171,685                   656,838

Adjust stock to reflect the 1993
 SEMAC debt exchange                (395,141)

State of operations                 (619,200)                                     171,685


Loss for the year ended 12/31/94                                                                            (590,767)   (590,767)
                                   ---------  -------    -------  --------       --------      -------     ---------    --------
  BALANCE-DEC. 31, 1994              883,526  $51,813                            $864,217            0     ($485,480)   $430,550
                                   ---------  -------    -------  --------       --------      -------     ---------    --------
                                   ---------  -------    -------  --------       --------      -------     ---------    --------

         1996 ACTIVITY
Three-for-one reverse split 3/20    (589,018)

1995 Net Transactions              8,970,076

Issuance of Preferred Stock                              180,000   180,000                                               180,000
Loss for the year ended 12/31/95                                                                              (6,513)     (6,513)
                                   ---------  -------    -------  --------       --------      -------     ---------    --------
  BALANCE - DEC. 31, 1995          9,264,584  $51,813    180,000  $180,000       $864,217            0     ($491,993)   $604,037
                                   ---------  -------    -------  --------       --------      -------     ---------    --------
                                   ---------  -------    -------  --------       --------      -------     ---------    --------

         1996 ACTIVITY
                                           0        0          0         0              0            0             0           0
                                   ---------  -------    -------  --------       --------      -------     ---------    --------

  BALANCE - JUNE 30, 1996          9,264,584  $51,813    180,000  $180,000       $864,217            0     ($491,993)   $604,037
                                   ---------  -------    -------  --------       --------      -------     ---------    --------
                                   ---------  -------    -------  --------       --------      -------     ---------    --------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                 JUNE 30, 1996

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

   EARNINGS PER SHARE:

   The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period, adjusted for the 1 for 3 reverse split effected in March 20, 1995. The weighted average calculation is as follows: There are no changes in the first quarter of 1996, so the weighted average equals the shares outstanding of 9,264,585.

   INCOME TAXES:

   In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB
   109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

2. PAID IN CAPITAL:

   Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to Shareholder's of record in exchange for these net assets. Also, in the forth quarter of 1994 the Company issued some common stock to individuals to whom money was owed for professional services rendered, prior to the sale-back of 9/30/94.

                          COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                 JUNE 30, 1996

3. CAPITAL STOCK:

   PREFERRED CONVERTIBLE STOCK
   Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of June 30, 1996.

   COMMON STOCK
   The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000. There are 9,264,584 shares outstanding as of June 30, 1996.

4. TAX BENEFIT:

   The Company has a loss carryforward in the amount of $615,784 available to offset future taxable income. These losses expire as they offset income or can be carryforward for a maximum of 15 years. The Company believes that it will use the credit before it expires. However, no estimates of future income are available so the benefit is reflected as a long-term asset.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND:

         During the fiscal quarter ended June 30, 1996, the Company was essentially dormant, other than management's work to update its financial and business reporting procedures. Management plans to seek an operating business for the Company to acquire in the future. There is no assurance that the Company will be able to acquire an operating business.

         RESULTS OF OPERATIONS:

         The Company did not incur operating expenses or earn revenue during the fiscal quarter ending June 30, 1996.

         LIQUIDITY AND CAPITAL RESOURCES:

         The Company presently has no operating businesses and no sources of revenue, capital or financing. There is no assurance that the $180,000 demand note payable to the Company by its President and Chairman of the Board of Directors will be paid. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds, or acquire an operating business with revenues. There is no assurance that the Company will be able to obtain additional funding, if required. The Company may issue stock in the future as compensation for services rendered to it, other than accounts payable to its independent certified public accounting firm, which will be paid in cash if and when cash is available. The Company is currently not able to pay the accounts payable to its independent certified public accountants. There is no assurance that the Company will be able to acquire an operating business.

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


Date:  July 15, 1996        By: /s/ Edward L. Torres
                                -----------------------------------------------
                                President and Chief Financial Officer (chief
                                financial officer and accounting officer and
                                duly authorized officer)


Date:  July 15, 1996        By: /s/ Mark French
                                -----------------------------------------------
                                Secretary (corporate secretary and duly
                                authorized officer)