Form 10-Q
period 1996-09-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

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


For Quarter Ended                                        Commission File Number
September 30, 1996                                                  33-26531-LA


                          COMMERCIAL LABOR MANAGEMENT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)



          Nevada                                                88-241079
-------------------------------                             -------------------
(State or other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization                               Identification No.)



        208 Mira Mar Avenue, Suite One, Long Beach, California  90803
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

                                     Yes   X    No
                                         -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.05 par value                                  9,264,584
----------------------------                       ----------------------------
Title of Class                                     Number of Shares Outstanding
                                                      at September 30, 1996

                              FINANCIAL STATEMENTS


ITEM 1.   FINANCIAL STATEMENTS



                       COMMERCIAL LABOR MANAGEMENT, INC.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        COMMERCIAL LABOR MANAGEMENT, INC.
                                 BALANCE SHEET
                                SEPTEMBER 30, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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
                                                          --------
                                                          --------





           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                               BALANCE SHEET
                              SEPTEMBER 30, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY



    CURRENT LIABILITIES:
      Accounts payable for land                           $ 88,289
                                                          --------

         TOTAL CURRENT LIABILITIES                          88,289
                                                          --------

         TOTAL LIABILITIES                                  88,289

    STOCKHOLDERS' EQUITY:
     Preferred convertible stock, $1,000 par value
      1,000 share authorized, 180 issued & outstanding     180,000
     Common stock, $.05 par value, 15,000,000 shares
      authorized, 9,264,584 issued and outstanding          51,813
     Paid-in Capital                                       864,217
     Accumulated deficit                                  (491,993)
                                                          --------
         TOTAL STOCKHOLDER'S EQUITY                        604,037
                                                          --------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                $692,326
                                                          --------
                                                          --------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF INCOME
                              SEPTEMBER 30, 1996

------------------------------------------------------------------------------
------------------------------------------------------------------------------



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
                                                ---------
                                                ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                        COMMERCIAL LABOR MANAGEMENT, INC.
                             STATEMENT OF CASH FLOW
                                SEPTEMBER 30, 1996

------------------------------------------------------------------------------
------------------------------------------------------------------------------



    CASH FLOWS FROM OPERATING ACTIVITIES

    NET CASH FROM OPERATING ACTIVITIES                          0
                                                        ---------

    CASH FLOWS USED IN INVESTING ACTIVITIES

    NET CASH FROM INVESTING ACTIVITIES                          0
                                                        ---------

    CASH FLOWS FROM FINANCING ACTIVITIES

    NET CASH FROM FINANCING ACTIVITY                            0
                                                        ---------
    NET INCREASE (DECREASE) IN CASH                             0

    CASH AT BEGINNING OF YEAR                                   0
                                                        ---------

    CASH AT END OF YEAR                                        $0
                                                        ---------
                                                        ---------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                        COMMERCIAL LABOR MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FROM DECEMBER 31, 1993 TO SEPTEMBER 30, 1996


                                         Common  Stock        Preferred Stock
                                    -------------------------------------------   Additional  Treasury
                                        Number                Number               Paid-in      Stock     Accumulated
                                      of Shares   Amount    of Shares    Amount    Capital     & Adj's      Deficit      Total
                                    --------------------------------------------------------------------------------------------
    BALANCE-DEC. 31, 1993              800,000    40,000                           219,192    (171,685)     105,287      364,479

       1994 ACTIVITY
Excercise of warrants                   50,000

Two-for-one split on 3/1/94            850,000

Warrants exercised                     197,867    11,813                            473,340    171,685                   656,838

Adjust stock to reflect the 1993
  SEMAC debt exchange                 (395,141)

Sale of operations                    (619,200)                                     171,685

Loss for the year ended 12/31/94                                                                           (590,767)    (590,767)
                                    --------------------------------------------------------------------------------------------
    BALANCE-DEC. 31, 1994              883,526   $51,813                           $864,217          0    ($485,480)    $430,550
                                    --------------------------------------------------------------------------------------------
                                    --------------------------------------------------------------------------------------------

       1995 ACTIVITY
Three-for-one reverse split 3/20      (589,018)

1995 Net Transactions                8,970,076

Issuance of Preferred Stock                                 180,000    $180,000                                          180,000

Loss for the year ended 12/31/95                                                                             (6,513)      (6,513)
                                    --------------------------------------------------------------------------------------------
    BALANCE - DEC. 31, 1995          9,264,584   $51,813    180,000    $180,000    $864,217          0    ($491,993)    $604,037
                                    --------------------------------------------------------------------------------------------
                                    --------------------------------------------------------------------------------------------

       1996 ACTIVITY
                                             0         0          0          0            0          0            0            0
                                    --------------------------------------------------------------------------------------------
    BALANCE - SEPT. 30, 1996         9,264,584   $51,813    180,000    $180,000    $864,217          0    ($491,993)     604,037
                                    --------------------------------------------------------------------------------------------
                                    --------------------------------------------------------------------------------------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                              SEPTEMBER 30, 1996

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

EARNINGS PER SHARE:

The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period, adjusted for the 1 for 3 reverse split effected in March 20, 1995. The weighted average calculation is as follows: There are no changes in the year of 1996, so the weighted average equals the shares outstanding of 9,264,585.

INCOME TAXES:

In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB 109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

2. PAID IN CAPITAL

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

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                  SEPTEMBER 30, 1996


3. CAPITAL STOCK:

PREFERRED CONVERTIBLE STOCK
Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of September 30, 1996.

COMMON STOCK
The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000. There are 9,264,584 shares outstanding as of September 30, 1996.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND:

         During the fiscal quarter ended September 30, 1996, the Company was essentially dormant, other than management's work to update its financial and business reporting procedures. Management plans to seek an operating business for the Company to acquire in the future. There is no assurance that the Company will be able to acquire an operating business.

         RESULTS OF OPERATIONS:

         The Company did not incur operating expenses or earn revenue during the fiscal quarter ending September 30, 1996.

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


Date:  October 15, 1996         By: /s/ Edward L. Torres
                                    --------------------------------------
                                     President and Chief Financial Officer
                                     (chief financial officer and accounting
                                     officer and duly authorized officer)



Date:  October 15, 1996         By: /s/ Mark French
                                    --------------------------------------
                                     Secretary (corporate secretary and
                                     duly authorized officer)