Form 10-K
period 1996-12-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission File No. 33-26531-LA


COMMERCIAL LABOR MANAGEMENT, INC.
---------------------------------

    A Nevada                                              IRS Employer No.
    Corporation                                              88-241079


Edward L. Torres, President
208 Mira Mar Avenue, Suite One
Long Beach, California 90803
(562) 987-5443


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: .............None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:....Common Stock, Par
                                                            Value $.05 Per Share


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90    YES   X    NO
days.                                                           -----     -----

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                             [   ]

Aggregate market value of voting common stock held by
non-affiliates of the registrant (based upon the average
of the closing bid and ask prices $.01 and $.02,
respectively, as reported by the NASD OTC Bulletin Board
on January 15, 1997)                                                   $ 92,646

Number of shares of registrant's common stock outstanding
as of December 31, 1996.                                              9,264,584

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                              TABLE OF CONTENTS
                                                                           Page
                                                                           ----
INTRODUCTORY NOTE                                                            3

PART I

    ITEM 1 - BUSINESS
    Background                                                               3
    Employees                                                                4
    ITEM 2 - PROPERTIES                                                      4
    ITEM 3 - LEGAL PROCEEDINGS                                               4
    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             5

PART II

    ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS                                             5
             Market Information                                              5
             Dividends                                                       6
    ITEM 6 - SELECTED FINANCIAL DATA                                         6
    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND OF RESULTS OF OPERATIONS                                    6
             Background                                                      6
             Results of Operations                                           7
             Liquidity and Capital Resources                                 7

    ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     8
    ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                             8

PART III

    ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS OF THE REGISTRANT                                      8
    ITEM 11 - EXECUTIVE COMPENSATION                                         8
    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                 9
    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                10


PART IV

    ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 10-K                                                  10
              Index to Financial Statements                                 10
              Index to Exhibits                                             11
              Signatures                                                    12
              Report of Independent Auditors                                13
              Consolidated Balance Sheet                                    15
              Consolidated Statement of Operations                          17
              Consolidated Statement of Cash Flows                          18
              Consolidated Statement of Shareholders' Equity                19
              Notes to Consolidated Financial Statements                    20

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


                                    PART I


ITEM 1. BUSINESS

BACKGROUND:

Commercial Labor Management, Inc. is a Nevada corporation (the "Company") organized on October 18, 1988 with the initial name Tokyo Raiders, Inc. It subsequently changed its name to Club USPN, Inc., then to XL Corp. and then to Commercial Labor Management, Inc. The

Company was incorporated for the purpose of engaging in any lawful business, with its original purpose to evaluate and acquire one or more unspecified businesses or properties. Until May 1990, the Company was a developmental stage enterprise raising capital, searching for an acquisition, and acquiring
7.5 acres of undeveloped residential land in New Jersey, at which time it changed its name to Club USPN, Inc. An acquisition of a pizza marketing network company in 1990 was mutually rescinded on September 30, 1990.

Principal operations of the Company were not reestablished until May 10, 1993, when the Company agreed to acquire all of the shares of SONO International, a Nevada corporation, effective on June 9, 1993, in exchange for 625,000 shares of the Company's common stock. SONO International ("SI") was organized in Nevada on July 2, 1992, to provide contract manufacturing and maquiladora (shelter) services in Tijuana, Baja California, Mexico, with four wholly-owned subsidiaries: WIRETECH and EXCEL Mexican Manufacturing (both Nevada corporations), and WIRETECH de Mexico, S.A. de C.V., and Operadora de Shelters, S.A. de C.V. (both Mexican corporations).

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

ITEM 2. PROPERTIES

The Company owns 7.5 acres of undeveloped residential land in the township of Howell, County of Monmouth, in the State of New Jersey. The land was originally transferred to the Company in April 1990 and is encumbered by a first mortgage in the principal amount of $81,776, bearing simple interest at the rate of 12% per annum, payable upon demand. The Company intends to sell this property if satisfactory terms can be reached. The Company does not presently lease any office facilities. The leasing of office facilities is pending the acquisition of or merger with another business which has not yet been identified.


ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings to which it is or may be subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 1996.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

MARKET INFORMATION:

The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "CLMI." The following table sets forth the range of bid prices for the common stock during the periods indicated, and the last sale prices as reported on the OTC Bulletin Board.

YEAR ENDED DECEMBER 31, 1996:

    Quarter            High       Low       Last Sale
    -------            ----       ---       ---------
       4               $ .02     $ .01        $ .01
       3               $ .02     $ .01        $ .01
       2               $ .02     $ .01        $ .01
       1               $ .07     $ .05        $ .05

YEAR ENDED DECEMBER 31, 1995:

    Quarter             High      Low       Last Sale
    -------             ----      ---       ---------
       4               $ 3.25    $ .25        $ .25
       3               $ 3.25    $ .75        $3.00
       2               $ 1.25    $ .25        $ .75
       1               $ 8.00    $ .13        $ .63

On January 15, 1997, the last sales price per share of the Company's common stock, as reported by the NASD OTC Bulletin Board Market, was $.01.

On January 15, 1997, the Company's 8,970,076 shares of common stock outstanding were held by approximately 284 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the three years ended December 31, 1996, 1995, and 1994 is presented below, and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1996, 1995 and 1994.

 FOR THE YEAR:                  1996             1995            1994
                                ----             ----            ----
 Sales                       $        0        $      0       $       0
 Income (loss) before
    income taxes,
    minority interest and
    extraordinary items               0               0        (577,161)
 Income (loss) before
    minority interest and
    extraordinary items               0               0        (577,161)
 Net Income                           0               0        (468,697)

 PER SHARE:

 Net income (loss) before
    extraordinary items               0               0            (.37)
 Net income (loss)                    0               0            (.30)

 AT YEAR END:

 Total assets                $1,440,359        $692,326        $462,711
 Long-term obligations                0               0          81,776


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND:

During the fiscal year ending December 31, 1996 the Company continued to search for and evaluate operating businesses for potential acquisition, although no offers were made by the Company. The search for a new business acquisition was only conducted sporadically because management, which was not paid any compensation by the Company during the fiscal year ending December 31, 1996, was able to dedicate only a limited amount of time to the Company's affairs. Management plans to update the Company's reports to the Securities and Exchange Commission in 1997 and intensify its focus on the Company's goal of acquiring or entering into a business combination with a new operating business.

RESULTS OF OPERATIONS:

The Company did not incur operating expenses or earn revenue during the fiscal year ending December 31, 1996. At the end of the year, the Company wrote off a $180,000 demand note receivable from Edward L. Torres, the Company's President and Chairman of the Board of Directors, as an uncollectible debt. See "CERTAIN RELATED TRANSACTIONS." Mr. Torres was paid no compensation by the Company during the fiscal year ending December 31, 1996. He has been providing services to the Company in its endeavor to update its financial statements and public reports to the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has no working capital and had a working capital deficit (i.e., current liabilities in excess of current assets) of $114,164 as of December 31, 1996. The current liabilities are comprised of accounts payable to the Company's independent certified public accountants for professional services rendered and a demand note in the amount of $88,289 (as of December 31, 1996) secured by a first mortgage on the Company's land in New Jersey. The Company presently has no financial resources to pay its accounts payable. The Company may sell or convey the land in order to repay the first mortgage. The Company has no operations and would have to raise capital by issuing stock or incurring borrowings in order to repay its accounts payable. There is no assurance that the Company will be able to raise capital or borrow funds in the future, or acquire an operating business with revenues.

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

         Name                     Position
         ----                     --------
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

Mark French has been the Secretary and a director of the Company since July 30, 1995 and March 21, 1995, respectively, and was the President of the Company from June 1, 1995 until July 30, 1995. Mr. French began his career in investments and securities in London, England, where he was an institutional options and bond trader for Barclays De Zoete Wedd, investment banking firm. From 1990 to 1994, Mr. French was a registered representative with the National Association of Securities Dealers, Inc. holding Series 7, 24 and 63 licenses. During that period he held positions with Chatfield Dean & Associates and Financial West Group. Since 1994 Mr. French has been an independent financial consultant for different companies seeking to raise capital.


ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 1996, no officer or director of the Company earned more than $60,000 in total compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1996, the total number of shares of capital stock known by the Company to be owned by (i) each officer of the Company, (ii) each director of the Company, and (iii) each beneficial owner of 5% or more of the capital stock of the Company.




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

-------------------------------------------------------

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


On July 1, 1995, the Company received a noninterest bearing demand note payable to it by

Edward L. Torres, the owner of Commercial Labor Management, Inc., in connection with the Rescission Agreement entered into by the Company and Commercial Labor Management, Inc. effective July 1, 1995. Pursuant to the demand note, Mr. Torres agreed to treat the $180,000 expended by the Company in connection with its attempted acquisition of Commercial Labor Management, Inc. as an advance by the Company to Mr. Torres. Mr. Torres agreed to repay $180,000 to the Company upon demand. Commercial Labor Management, Inc. ceased conducting business in July 1995 and the Company is currently not paying Mr. Torres any compensation for his services as an officer or director of the Company.

On December 31, 1996, the Company wrote off the $180,000 note payable to it by Edward L. Torres, its President and Chairman of the Board of Directors, as an uncollectible debt. The Company believes that Mr. Torres does not have the financial capability to repay the note. Furthermore, since July 1995 Mr. Torres has been providing valuable services for the Company for which he has received no compensation to date. The Company is contemplating issuing shares of its common stock to Mr. Torres as compensation for his services to the Company. The Company is also contemplating issuing shares of its common stock to Mark French, the corporate Secretary and a director, in consideration for services rendered by him for the Company since March 21, 1995. The number of shares of common stock to be issued to Mr. Torres and Mr. French for services rendered has not yet been determined.



                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS:                                              PAGE
------------------------------                                              ----

Report of Independent Auditors..........................................     13

Consolidated balance sheet at December 31, 1996 and 1995.................    15

Consolidated statement of operations for the years ended
December 31, 1996 and 1995..............................................     17

Consolidated statement of cash flows for the years ended
December 31, 1996, 1995 and 1994........................................     18

Consolidated statement of shareholders' equity for the years ended
December 31, 1996, 1995 and 1994........................................     19

Notes to consolidated financial statements..............................     20

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

INDEX TO EXHIBITS:
------------------

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

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

   23                        Consent of independent auditors



REPORTS ON FORM 8-K FILED IN 1996
---------------------------------

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 15, 1997

                                       COMMERCIAL LABOR MANAGEMENT, INC.
                                       ----------------------------------------
                                                     (Registrant)


                                       By:/s/ EDWARD L. TORRES
                                          -------------------------------------
                                                   EDWARD L. TORRES
                                       President and Chief Executive Officer


Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Capacity                         Date
       ---------                    --------                         ----


/s/ EDWARD TORRES       President, Chief Financial Officer,    January 15, 1997
----------------------  and Chairman of the Board of
    EDWARD TORRES       Directors



/s/ MARK FRENCH
----------------------  Director, Secretary                    January 15, 1997
    MARK FRENCH

                                 [LETTERHEAD]



                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Commercial Labor Management

We have audited the accompanying balance sheet of Commercial Labor Management, Inc. (a Nevada corporation) as of December 31, 1996 and 1995 and the related statements of income, stockholder's equity and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Labor Management, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Armando C. Ibarra
----------------------------------
ARMANDO C. IBARRA, C.P.A., apc


Chula Vista

May 16, 1997

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                 BALANCE SHEET

--------------------------------------------------------------------------------

                                     ASSETS

                                                              DECEMBER 31
                                                         1996           1995
                                                      -------------------------
    CURRENT ASSETS
      Note receivable                                  $      0       $180,000
                                                      -------------------------

        TOTAL CURRENT ASSETS                                  0        180,000


    FIXED ASSETS
      Tax benefit                                       202,326        132,326
      Land                                              380,000        380,000
                                                      -------------------------

        TOTAL FIXED ASSETS                              582,326        512,326
                                                      -------------------------

    TOTAL ASSETS                                       $582,326       $692,326
                                                      -------------------------
                                                      -------------------------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                 BALANCE SHEET

--------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             DECEMBER 31
                                                         1996          1995
                                                      ------------------------
    CURRENT LIABILITIES:
    Accounts payable                                    $25,875            $0
    Note payable for land                                88,289        88,289
                                                      ------------------------

    TOTAL CURRENT LIABILITIES                           114,164        88,289
                                                      ------------------------

    TOTAL LIABILITIES                                   114,164        88,289

    STOCKHOLDERS' EQUITY:
    Preferred convertible stock, $1,000 par value
      1,000 share authorized, 180 issued & outstanding  180,000       180,000
    Common stock, $.05 par value, 15,000,000 shares
      authorized, 9,264,584 issued and outstanding       51,813        51,813
    Paid-in Capital                                     864,217       864,217
    Accumulated deficit                                (627,868)     (491,993)
                                                      ------------------------

    TOTAL STOCKHOLDER'S EQUITY                          468,162       604,037
                                                      ------------------------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $582,326      $692,326
                                                      ------------------------
                                                      ------------------------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                         COMMERCIAL LABOR MANAGEMENT, INC.
                                STATEMENT OF INCOME

--------------------------------------------------------------------------------

                                                             DECEMBER 31
                                                         1996          1995
                                                      ------------------------
    EXPENSES:
      Bad debt expense                                 $180,000            $0
      Professional fees                                  25,875             0
                                                      ------------------------

        TOTAL EXPENSES                                ($205,875)            0
                                                      ------------------------

    Net Income/(Loss) Before Taxes                     (205,875)            0

    Income Tax Benefit                                  (70,000)            0
                                                      ------------------------

        NET INCOME (LOSS)                             ($135,875)           $0
                                                      ------------------------

    Weighted Average Number of
      Shares Outstanding                              9,264,585       578,524

    Income Per Share
      of Common Stock                                         0             0
                                                      ------------------------
                                                      ------------------------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                        COMMERCIAL LABOR MANAGEMENT, INC.
                             STATEMENT OF CASH FLOW

--------------------------------------------------------------------------------

                                                             DECEMBER 31
                                                         1996          1995
                                                      ------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES

    NET CASH FROM OPERATING ACTIVITIES                        0             0
                                                      ------------------------

    CASH FLOWS USED IN INVESTING ACTIVITIES

    NET CASH FROM INVESTING ACTIVITIES                        0             0
                                                      ------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES

    NET CASH FROM FINANCING ACTIVITY                          0             0
                                                      ------------------------

    NET INCREASE (DECREASE) IN CASH                           0             0

    CASH AT BEGINNING OF YEAR                                 0             0
                                                      ------------------------

    CASH AT END OF YEAR                                      $0            $0
                                                      ------------------------
                                                      ------------------------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM DECEMBER 31, 1993 TO DECEMBER 31, 1996

                                        Common Stock          Preferred Stock
                                    ----------------------------------------------   Additional   Treasury
                                      Number                  Number                  Paid-in       Stock    Accumulated
                                    of Shares    Amount     of Shares    Amount       Capital      & Adj's      Deficit     Total
                                   ------------------------------------------------------------------------------------------------
  BALANCE-DEC. 31, 1993               800,000    40,000                                219,192    (171,685)     105,287     364,479

         1994 ACTIVITY
Excercise of warrants                  50,000

Two-for-one split on 3/1/94           850,000

Warrants exercised                    197,867    11,813                                473,340     171,685                  656,838

Adjust stock to reflect the 1993
 SEMAC debt exchange                 (395,141)

Sale of operations                   (619,200)                                         171,685

Loss for the year ended 12/31/94                                                                               (590,767)   (590,767)
                                   ------------------------------------------------------------------------------------------------
  BALANCE-DEC. 31, 1994               883,526   $51,813                               $864,217           0    ($485,480)   $430,550
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------

         1995 ACTIVITY
Three-for-one reverse split 3/20    (589,018)

1995 Net Transactions              8,970,076

Issuance of Preferred Stock                                  180,000   $180,000                                             180,000

Loss for the year ended 12/31/95                                                                                 (6,513)     (6,513)
                                   ------------------------------------------------------------------------------------------------
  BALANCE - DEC. 31, 1995           9,264,584   $51,813      180,000   $180,000       $864,217           0    ($491,993)   $604,037
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------
         1996 ACTIVITY
Loss for the year ended 12/31/96            0         0            0          0              0           0     (135,875)   (135,875)
                                   ------------------------------------------------------------------------------------------------
  BALANCE - DEC. 31, 1996           9,264,584   $51,813      180,000   $180,000       $864,217           0    ($627,868)   $468,162
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                  DECEMBER 31, 1996


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

   EARNINGS PER SHARE:

   The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period, adjusted for the 1 for 3 reverse split effected in March 20, 1995. The weighted average calculation is as follows: No change in 1996 so the weighted average equals the number of shares outstanding of 9,264,585.

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

                          COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                               DECEMBER 31, 1996


3. CAPITAL STOCK:

   PREFERRED CONVERTIBLE STOCK

   Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of December 31, 1996. These shares have been converted to common stock as of December 31, 1996.

   COMMON STOCK

   The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000. There are 9,264,584 shares outstanding as of December 31, 1996.

   The issuance for the CLM acquisition and anti-dilutive clause were made on 9/30/95.

5. LAND:

   Land consist of 7 1/2 residential acres of undeveloped land, in the township of Howell, County of Monmouth, in the state of New Jersey. The property was transferred to XL Corp. In April of 1990 at the historical cost of $380,000 which was the same as appraised value, along with a mortgage in the original amount of $50,000.

5. TAX BENEFIT:

   The Company has a loss carryforward in the amount of $615,784 available to offset future taxable income. These losses expire as they offset income or can be carryforward for a maximum of 15 years. The Company believes it will use the credit before it expires. However, no estimates of future income are available so the benefit is reflected as a long-term asset.

6. NOTE RECEIVABLE:

   In anticipation of an acquisition or merger, the Company advances $180,000 to Commercial Labor Management (Sole-Proprietorship). The management of the Sole-Proprietorship had agreed to repay the note by September 10, 1996 with 10% interest. The note was written off as a bad debt because management considered it to be uncollectable.