Form 10-Q
period 1997-03-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

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


For Quarter Ended                                        Commission File Number
March 31, 1997                                                      33-26531-LA
                                                                    -----------


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

                                     Yes    X    No
                                          -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.05 par value                                  6,661,036
----------------------------                       ----------------------------
Title of Class                                     Number of Shares Outstanding
                                                        at March 31, 1997

                                 FINANCIAL STATEMENTS


ITEM 1.     FINANCIAL STATEMENTS


                          COMMERCIAL LABOR MANAGEMENT, INC.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                BALANCE SHEET
                               MARCH 31, 1997

-------------------------------------------------------------------------------

                                    ASSETS

CURRENT ASSETS                                                       $       0
                                                                     ---------

    TOTAL CURRENT ASSETS                                                     0


OTHER ASSETS
  Tax benefit                                                          202,326
                                                                     ---------

    TOTAL OTHER ASSETS                                                 202,326
                                                                     ---------

TOTAL ASSETS                                                         $ 202,326
                                                                     ---------
                                                                     ---------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                BALANCE SHEET
                               MARCH 31, 1997

-------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:
  Accounts payable                                                   $  25,875
                                                                     ---------

LIABILITIES                                                                  0
                                                                     ---------

    TOTAL LIABILITIES                                                   25,875

STOCKHOLDERS' EQUITY:
  Preferred convertible stock, $1,000 par value
   1,000 share authorized, 180 issued & outstanding                    180,000
  Common stock, $.05 par value, 15,000,000 shares
   authorized, 6,661,037 issued and outstanding                         51,813
  Paid-in Capital                                                      572,506
  Accumulated deficit                                                 (627,868)
                                                                     ---------

    TOTAL STOCKHOLDER'S EQUITY                                         176,451
                                                                     ---------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                $ 202,326
                                                                     ---------
                                                                     ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF INCOME
                              MARCH 31, 1997

-------------------------------------------------------------------------------


Revenues                                                                    $0
Expenses                                                                     0
                                                                     ---------

    NET LOSS                                                                $0
                                                                     ---------
                                                                     ---------

Weighted Average Number of
 Shares Outstanding                                                  8,557,048
                                                                     ---------
                                                                     ---------

Loss Per Share
 of Common Stock                                                             0
                                                                     ---------
                                                                     ---------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                           STATEMENT OF CASH FLOW
                               MARCH 31, 1997

-------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET CASH FROM OPERATING ACTIVITIES                                           0
                                                                     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------

NET CASH FROM INVESTING ACTIVITIES                                           0
                                                                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET CASH FROM FINANCING ACTIVITY                                             0
                                                                     ---------

NET INCREASE (DECREASE) IN CASH                                              0
                                                                     ---------

CASH AT BEGINNING OF YEAR                                                    0
                                                                     ---------

CASH AT END OF YEAR                                                         $0
                                                                     ---------
                                                                     ---------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FROM DECEMBER 31, 1993 TO MARCH 31, 1997

                                 Common Stock         Preferred Stock
                           ---------------------------------------------      Additional    Treasury
                              Number                  Number                    Paid-in       Stock      Accumulated
                             of Shares    Amount     of Shares    Amount        Capital      & Adj's       Deficit        Total
                           -------------------------------------------------------------------------------------------------------
  BALANCE--DEC. 31, 1993       800,000      40,000                               219,192    (171,685)       105,287        364,479
      1994 ACTIVITY
Exercise of warrants            50,000

Two-for-one split on
 3/1/94                        850,000

Warrants exercised             197,867      11,813                               473,340     171,685                       656,838

Adjust stock to reflect
 the 1993 SEMAC debt
 exchange                     (395,141)

Sale of operations            (619,200)                                          171,685

Loss for the year ended
 12/31/94                                                                                                  (590,767)      (590,767)
                           -------------------------------------------------------------------------------------------------------
  BALANCE--DEC. 31, 1994       883,526     $51,813                              $864,217           0      ($485,480)      $430,550
                           -------------------------------------------------------------------------------------------------------
                           -------------------------------------------------------------------------------------------------------

      1995 ACTIVITY
Three-for-one reverse
 split 3/20                   (589,018)

1995 Net Transactions        8,970,076

Issuance of Preferred
 Stock                                               180,000       180,000                                                 180,000

Loss for the year
 ended 12/31/95                                                                                              (6,513)        (6,513)
                           -------------------------------------------------------------------------------------------------------
  BALANCE--DEC. 31, 1995     9,264,584     $51,813   180,000      $180,000      $864,217           0      ($491,993)      $604,037
                           -------------------------------------------------------------------------------------------------------
                           -------------------------------------------------------------------------------------------------------
      1996 ACTIVITY
Loss for the year
 ended 12/31/96                                                                                            (135,875)      (135,875)
                           -------------------------------------------------------------------------------------------------------
BALANCE--DEC. 31, 1996       9,264,584     $51,813   180,000      $180,000      $864,217           0      ($627,868)      $468,162
                           -------------------------------------------------------------------------------------------------------
                           -------------------------------------------------------------------------------------------------------

      1997 ACTIVITY
Cancellation of land
 transaction                                                                    (291,711)                                 (291,711)
General cancellations       (2,603,548)
                           -------------------------------------------------------------------------------------------------------
BALANCE--MARCH 31, 1997      6,661,036     $51,813   180,000      $180,000      $572,506           0      ($627,868)      $176,451
                           -------------------------------------------------------------------------------------------------------
                           -------------------------------------------------------------------------------------------------------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                  MARCH 31, 1997

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

    EARNINGS PER SHARE:

    The weighted average number of shares outstanding for 1996 was 9,264,585. The cancellation of issuances occurring on March 31, 1997 reduces the shares outstanding to 6,661,037 and the weighted average to 8,557,048.

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

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                  MARCH 31, 1997

3.  CAPITAL STOCK:

    PREFERRED CONVERTIBLE STOCK
    Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of March 31, 1997.

    COMMON STOCK
    The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000 at $.05 par value; 9,264,584 shares were outstanding as of December 31, 1996; and 6,661,037 shares were outstanding as of March 31, 1997.

    The issuance for the CLM acquisition and anti-dilutive clause were made in 1995.

4.  TAX BENEFIT:

    The Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carryforward for a maximum of 15 years. The Company believes it will use the credit before it expires. However, no estimates of future income are available so the benefit is reflected as a long-term asset.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND:

         During the fiscal quarter ended March 31, 1997, the Company was essentially dormant, other than management's work to update its financial and business reporting procedures. Management plans to seek an operating business for the Company to acquire in the future. There is no assurance that the Company will be able to acquire an operating business.

         RESULTS OF OPERATIONS:

         The Company did not incur operating expenses or earn revenue during the fiscal quarter ending March 31, 1997.

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


Date:    April 15, 1997              By: /s/ Edward L. Torres
                                         --------------------------------------
                                         President and Chief Financial Officer
                                         (chief financial officer and accounting
                                         officer and duly authorized officer)



Date:    April 15, 1997             By: /s/ Mark French
                                         --------------------------------------
                                         Secretary (corporate secretary and
                                         duly authorized officer)