Form 10-Q
period 1997-06-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

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


For Quarter Ended                                         Commission File Number
June 30, 1997                                                        33-26531-LA


                          COMMERCIAL LABOR MANAGEMENT, INC.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its Charter)


          Nevada                                                 88-241079
----------------------------                               ---------------------
(State or other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization                                Identification No.)



             208 Mira Mar Avenue, Suite One, Long Beach, California 90703
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                 (Zip Code)


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

                                           Yes   X       No
                                               -----        -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.05 par value                                 12,864,084
----------------------------                       -----------------------------
Title of Class                                      Number of Shares Outstanding
                                                          at June 30, 1997

                                 FINANCIAL STATEMENTS


ITEM 1.     FINANCIAL STATEMENTS



                          COMMERCIAL LABOR MANAGEMENT, INC.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                    BALANCE SHEET
                                    JUNE 30, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        ASSETS

CURRENT ASSETS                                                              $0
                                                                      ----------

    TOTAL CURRENT ASSETS                                                     0


OTHER ASSETS
  Tax benefit                                                          202,326
                                                                      ----------

    TOTAL OTHER ASSETS                                                 202,326
                                                                      ----------

TOTAL ASSETS                                                          $202,326
                                                                      ----------
                                                                      ----------





            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                    BALANCE SHEET
                                    JUNE 30, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                     $25,875
                                                                      ----------

LIABILITIES                                                                  0
                                                                      ----------

    TOTAL LIABILITIES                                                   25,875

STOCKHOLDERS' EQUITY:
 Common stock, $.05 par value, 50,000,000 shares
  authorized,12,864,084 issued and outstanding                         231,813
 Paid-in Capital                                                       572,506
 Accumulated deficit                                                  (627,868)
                                                                      ----------

    TOTAL STOCKHOLDER'S EQUITY                                         176,451
                                                                      ----------


TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                              $202,326
                                                                      ----------
                                                                      ----------


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                 STATEMENT OF INCOME
                                    JUNE 30, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    NET INCOME (LOSS)                                                       $0
                                                                      ----------
                                                                      ----------

Weighted Average Number of
  Shares Outstanding                                                10,811,998

Income (Loss) Per Share
  of Common Stock                                                         0.00
                                                                      ----------
                                                                      ----------











            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                STATEMENT OF CASH FLOW
                                    JUNE 30, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET CASH FROM OPERATING ACTIVITIES                                           0
                                                                      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------

NET CASH FROM INVESTING ACTIVITIES                                           0
                                                                      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET CASH FROM FINANCING ACTIVITY                                             0
                                                                      ----------

NET INCREASE (DECREASE) IN CASH                                              0

CASH AT BEGINNING OF YEAR                                                    0
                                                                      ----------

CASH AT END OF YEAR                                                         $0
                                                                      ----------
                                                                      ----------








            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FROM DECEMBER 31, 1993 TO JUNE 30, 1997

                                        Common Stock           Preferred Stock
                                  -----------------------------------------------  Additional    Treasury
                                   Number                   Number                   Paid-in       Stock     Accumulated
                                   of Shares      Amount    of Shares    Amount      Capital       & Adj's     Deficit    Total
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------
  BALANCE-DEC. 31, 1993               800,000      40,000                            219,192     (171,685)     105,287     364,479

      1994 ACTIVITY
Excercise of warrants                  50,000
Two-for-one split on 3/1/94           850,000
Warrants exercised                    197,867      11,813                            473,340      171,685                  656,838
Adjust stock to reflect the 1993
  SEMAC debt exchange                (395,141)
Sale of operations                   (619,200)                                       171,685
Loss for the year ended 12/31/94                                                                              (590,767)   (590,767)
                                  -------------------------------------------------------------------------------------------------
  BALANCE-DEC. 31, 1994               883,526     $51,813                           $864,217            0    ($485,480)   $430,550
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------

      1995 ACTIVITY
Three-for-one reverse split 3/20     (589,018)
1995 Net Transactions               8,970,076
Issuance of Preferred Stock                                  180,000     180,000                                           180,000
Loss for the year ended 12/31/95                                                                                (6,513)     (6,513)
                                  -------------------------------------------------------------------------------------------------
  BALANCE - DEC. 31, 1995           9,264,584     $51,813    180,000    $180,000    $864,217            0    ($491,993)   $604,037
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------

      1996 ACTIVITY
Loss for the year ended 12/31/96                                                                              (135,875)   (135,875)
                                  -------------------------------------------------------------------------------------------------
  BALANCE - DEC. 31, 1996           9,264,584     $51,813    180,000    $180,000    $864,217            0    ($627,868)   $468,162
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------

      1997 ACTIVITY
Cancellation of land transaction                                                    (291,711)                             (291,711)
General cancellations              (2,603,548)
                                  -------------------------------------------------------------------------------------------------
  BALANCE - MARCH 31, 1997          6,661,036     $51,813    180,000    $180,000    $572,506            0    ($627,868)   $176,451
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------

Cancellations                      (4,425,000)
Issuances/Conversions              10,628,048    $180,000    180,000    $180,000                        0
                                  -------------------------------------------------------------------------------------------------
  BALANCE - JUNE 30, 1997          12,864,084    $231,813          0          $0    $572,506            0    ($627,868)   $176,451
                                  -------------------------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------------------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                    JUNE 30, 1997


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

    EARNINGS PER SHARE:

    The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. For 1996 the shares outstanding are 9,264,584. For 1997 the calculation is as follows: 9,264,584 shares outstanding for 7 weeks, 6,661,036 was outstanding for 9 weeks, 1,941,528 for 1 week and 12,864,084 for approximately 9 weeks, equals an average of 10,811,998.

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

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                    JUNE 30, 1997


3.  CAPITAL STOCK

    PREFERRED CONVERTIBLE STOCK
    Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of June 30, 1997.

    COMMON STOCK
    The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000 and increased to 50,000,000 shares in April of 1997 at $.05 par value; 9,264,584 shares were outstanding as of December 31, 1996; and 12,864,084 shares were outstanding as of June 30, 1997.

4.  TAX BENEFIT
    The Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carryforward for a maximum of 15 years. The Company believes it will use the credit before it expires. However, no estimates of future income are available so the benefit is reflected as a long-term asset.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND

         During the fiscal quarter ended June 30, 1997, management intensified its work to update its public reports to the Securities and Exchange Commission and to find an operating business to acquire or with which to enter into a business combination. There is no assurance that the Company will be able to make a business acquisition in the future.

         RESULTS OF OPERATIONS

         The Company did not incur operating expenses or earn revenues during the fiscal quarter ended June 30, 1997. The Company does not have the funds to pay any of its accounts payable at this time. Services for which payment has been made by the issuance of common stock in the Company have not been recorded as an expense because the Company's stock is presently deemed to have no value. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $25,875 as of June 30, 1997, comprised of accounts payable for accounting and legal services rendered for the Company. In June 1997, the holders of 180 shares of the Company's issued and outstanding Series A Convertible Preferred Stock converted into a total of 6,800,000 shares of the Company's common stock. The Company issued other shares of its common stock for services rendered, including a total of 125,000 shares to Edward L. Torres and 2,000,000 shares to Mark French, the executive officers and
         directors of the Company.   A total of 2,500,000 outstanding stock
         options to purchase common stock of the Company were cancelled due to the failure of the Company to receive any consideration for their original grant. Those stock options were never exercised by their holders. The Company plans to propose a one for 20 reverse split of its common stock to the shareholders in the near future. In June 1997 the Company conveyed its land to the holder of the first mortgage encumbering the land in exchange for a complete release from the mortgage debt. The Company now has no tangible assets and total liabilities of $25,875. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

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


Date:   July 15, 1997             By:/s/ Edward L. Torres
                                      ------------------------------------------
                                     President and Chief Financial Officer
                                     (chief financial officer and accounting
                                     officer and duly authorized officer)


Date:   July 15, 1997             By:/s/ Mark French
                                      ------------------------------------------
                                     Secretary (corporate secretary and duly
                                     authorized officer)