Form 10-Q
period 1997-09-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-12
CIK 845807

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


For Quarter Ended                                         Commission File Number
September 30, 1997                                                   33-26531-LA
                                                                     -----------

                         COMMERCIAL LABOR MANAGEMENT, INC.
--------------------------------------------------------------------------------
              (Exact Name of Registrant as specified in its Charter)



          Nevada                                                 88-241079
-------------------------------                              ----------------
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

                              Yes  X       No
                                 -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.05 par value                                 12,864,084
----------------------------                        ----------------------------
Title of Class                                      Number of Shares Outstanding
                                                       at September 30, 1997

                             FINANCIAL STATEMENTS


ITEM 1.     FINANCIAL STATEMENTS



                       COMMERCIAL LABOR MANAGEMENT, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

                                     ASSETS

    CURRENT ASSETS                                                       $0
                                                                   --------

        TOTAL CURRENT ASSETS                                              0


    OTHER ASSETS
      Tax benefit                                                   202,326
                                                                   --------

        TOTAL OTHER ASSETS                                          202,326
                                                                   --------


    TOTAL ASSETS                                               $202,326
                                                                   --------
                                                                   --------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                BALANCE SHEET
                             SEPTEMBER 30, 1997
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY



    CURRENT LIABILITIES:
      Accounts payable                                              $25,875
                                                                  ---------
    LIABILITIES                                                           0
                                                                  ---------

        TOTAL LIABILITIES                                            25,875

    STOCKHOLDERS' EQUITY:
      Common stock, $.05 par value, 50,000,000 shares
        authorized,12,864,084 issued and outstanding                231,813
      Paid-in Capital                                               572,506
      Accumulated deficit                                         (627,868)
                                                                  ---------

          TOTAL STOCKHOLDER'S EQUITY                                176,451
                                                                  ---------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $202,326
                                                                  ---------
                                                                  ---------



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF CASH FLOW
                              SEPTEMBER 30, 1997
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

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
                                                                  ---------
                                                                  ---------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                              STATEMENT OF INCOME
                              SEPTEMBER 30, 1997
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

         NET INCOME (LOSS)                                               $0
                                                                  ---------
                                                                  ---------

    Weighted Average Number of
      Shares Outstanding                                         10,811,998

    Income (Loss) Per Share
      of Common Stock                                                  0.00
                                                                  ---------
                                                                  ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FROM DECEMBER 31, 1993 TO SEPTEMBER 30, 1997

                                      Common  Stock          Preferred Stock
                                 ---------------------------------------------   Additional   Treasury
                                      Number                 Number               Paid-in      Stock      Accumulated
                                    of Shares    Amount    of Shares   Amount     Capital      & Adj's      Deficit       Total
                                 -----------------------------------------------------------------------------------------------
BALANCE-DEC. 31, 1993                800,000     40,000                           219,192      (171,685)    105,287      364,479

        1994 ACTIVITY
Excercise of warrants                 50,000
Two-for-one split on 3/1/94          850,000
Warrants exercised                   197,867     11,813                           473,340       171,685                  656,838
Adjust stock to reflect the 1993
SEMAC debt exchange                 (395,141)
Sale of operations                  (619,200)                                     171,685
Loss for the year ended 12/31/94                                                                           (590,767)    (590,767)
                                 ------------------------------------------------------------------------------------------------
BALANCE-DEC. 31, 1994                883,526    $51,813                          $864,217             0   ($485,480)    $430,550
                                 ------------------------------------------------------------------------------------------------
                                 ------------------------------------------------------------------------------------------------

        1995 ACTIVITY
Three-for-one reverse split 3/20    (589,018)
1995 Net Transactions              8,970,076
Issuance of Preferred Stock                                 180,000   180,000                                            180,000
Loss for the year ended 12/31/95                                                                             (6,513)      (6,513)
                                 -----------------------------------------------------------------------------------------------
BALANCE - DEC. 31, 1995            9,264,584    $51,813     180,000  $180,000    $864,217             0   ($491,993)    $604,037
                                 -----------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------------

        1996 ACTIVITY
Loss for the year ended 12/31/96                                                                           (135,875)    (135,875)
                                 -----------------------------------------------------------------------------------------------
BALANCE - DEC. 31, 1996            9,264,584    $51,813     180,000  $180,000    $864,217             0   ($627,868)    $468,162
                                 -----------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------------

        1997 ACTIVITY
Cancellation of land transaction                                                 (291,711)                              (291,711)
General cancellations            (2,603,548)
                                 -----------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1997          6,661,036     $51,813     180,000  $180,000    $572,506             0   ($627,868)    $176,451
                                 -----------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------------

Cancellations                    (4,425,000)
Issuances/Conversions            10,628,048    $180,000     180,000  $180,000                         0
                                 -----------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1997          12,864,084    $231,813           0        $0    $572,506            0   ($627,868)    $176,451
                                 -----------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------------

                                 -----------------------------------------------------------------------------------------------
BALANCE - SEPT. 30, 1997         12,864,084    $231,813           0        $0   $572,506              0   ($627,868)    $176,451
                                 -----------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                              SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

Commercial Labor Management, Inc. (Formerly XL Corp.) Is a Nevada Corporation (the "Company") was organized October 19, 1988.

The Company was originally incorporated in Nevada under the Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sona were sold to the original shareholders of Sono. In March of 1995 the Board approved the merger with Commercial Labor Management which was handled as a reverse merger, and also approved a name change to Commercial Labor Management. However, that merger was rescinded and never completed. The Company is currently seeking other potential mergers of acquisitions.

INCOME TAX REPORTING:

The Company files a corporate tax return in the U.S.

EARNINGS PER SHARE:

The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. For 1996 the shares outstanding are 9,264,584. For 1997 the calculation is as follows: 9,264,584 shares outstanding for 7 weeks, 6,661,036 was outstanding for 9 weeks, 1,1941,528 for 1 week and 12,864,084 for approximately 9 weeks, equals an average of 10,811,998.

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

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                  SEPTEMBER 30, 1997


3. CAPITAL STOCK:

PREFERRED CONVERTIBLE STOCK
Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of September 30, 1997.

COMMON STOCK The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000, and increased to 50,000,000 shares in April of 1997 at $.05 par value; 9,264,584 shares were outstanding as of December 31, 1996; and 12,864,084 shares were outstanding as of September 30, 1997.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND

         During the fiscal quarter ended September 30, 1997, management intensified its work to update its public reports to the Securities and Exchange Commission and to find an operating business to acquire or with which to enter into a business combination. There is no assurance that the Company will be able to make a business acquisition in the future.

         RESULTS OF OPERATIONS

         The Company did not incur operating expenses or earn revenues during the fiscal quarter ended September 30, 1997. The Company does not have the funds to pay any of its accounts payable at this time. Services for which payment has been made by the issuance of common stock in the Company have not been recorded as an expense because the Company's stock is presently deemed to have no value. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $25,875 as of September 30, 1997, comprised of accounts payable for accounting and legal services rendered for the Company. In June 1997, the holders of 180 shares of the Company's issued and outstanding Series A Convertible Preferred Stock converted into a total of 6,800,000 shares of the Company's common stock. The Company issued other shares of its common stock for services rendered, including a total of 125,000 shares to Edward L. Torres and 2,000,000 shares to Mark French, the executive
         officers and directors of the Company.   A total of 2,500,000
         outstanding stock options to purchase common stock of the Company were cancelled due to the failure of the Company to receive any consideration for their original grant. Those stock options were never exercised by their holders. The Company plans to propose a one for 20 reverse split of its common stock to the shareholders in the near future. In September 1997 the Company conveyed its land to the holder of the first mortgage encumbering the land in exchange for a complete release from the mortgage debt. The Company now has no tangible assets and total liabilities of $25,875. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

                              PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------
               None

Item 2.  CHANGES IN SECURITIES
         ---------------------
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
              None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------
              None

Item 5.  OTHER INFORMATION
         -----------------
              None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    October 15, 1997         By:/s/ Edward L. Torres
                                     -----------------------------------------
                                     President and Chief Financial Officer
                                     (chief financial officer and accounting
                                     officer and duly authorized officer)


Date:    October 15, 1997         By:/s/ Mark French
                                     -----------------------------------------
                                     Secretary (corporate secretary and duly
                                     authorized officer)