Form 10-Q/A
period 1996-03-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1997-11-13
CIK 845807

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549                     Page 1 of 12
                                                                  Sequentially
                           FORM 10-Q/A                       Numbered Document


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                        Commission File Number
March 31, 1996                                                      33-26531-LA
                                                                    -----------

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

                             Yes   X     No
                                 -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

   Common Stock, $.05 par value                              9,264,584
 --------------------------------                   ----------------------------
 Title of Class                                     Number of Shares Outstanding
                                                           at March 31, 1996

                                 FINANCIAL STATEMENTS


ITEM 1.     FINANCIAL STATEMENTS



                          COMMERCIAL LABOR MANAGEMENT, INC.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   COMMERCIAL LABOR MANAGEMENT, INC.
                           BALANCE SHEET
                          MARCH 31, 1996

----------------------------------------------------------------------------
----------------------------------------------------------------------------

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
                                                                   --------
                                                                   --------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                               BALANCE SHEET
                              MARCH 31, 1996
-------------------------------------------------------------------------------
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
                                                                   --------
                                                                   --------


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF INCOME
                              MARCH 31, 1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    Net Income/(Loss) Before Taxes                                       $0

    (Provision)/Credit for Taxes                                          0
                                                                 ----------

        NET LOSS                                                         $0
                                                                 ----------

    Weighted Average Number of
      Shares Outstanding                                          9,264,585

    Income Per Share
      of Common Stock                                                     0
                                                                 ----------
                                                                 ----------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                   COMMERCIAL LABOR MANAGEMENT, INC.
                        STATEMENT OF CASH FLOW
                            MARCH 31, 1996
-------------------------------------------------------------------------------
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
                                                                 ----------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FROM DECEMBER 31, 1993 TO MARCH 31, 1996

                                       Common Stock            Preferred Stock
                                     --------------------------------------------- Additional  Treasury
                                         Number                  Number              Paid-in     Stock     Accumulated
                                        of Shares    Amount     of Shares   Amount   Capital   & Adj's       Deficit      Total
                                     --------------------------------------------------------------------------------------------
BALANCE-Dec. 31, 1993                    800,000     40,000                           219,192  (171,685)     105,287    364,479

   1994 ACTIVITY
Exercise of warrants                      50,000
Two-for-one split on 3/1/94              850,000
Warrants exercised                       197,867     11,813                           473,340   171,685                 656,838
Adjust stock to reflect the 1993
  SEMAC debt exchange                   (395,141)
Sale of operations                      (619,200)
Loss for the year 12/31/91                                                            171,685               (590,767)  (590,767)
                                     --------------------------------------------------------------------------------------------
  BALANCE-Dec. 31, 1994                  883,526    $51,813                          $864,217         0    ($485,480)  $430,550
                                     --------------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------------

    1995 ACTIVITY
Three-for-one split 3/20                (589,018)
1995 Net Transactions                  8,970,076
Issuance Of Preferred Stock                                       180,000   180,000                                      180,000
Loss for the year ended 12/31/95                                                                              (6,513)     (6,513)
                                     --------------------------------------------------------------------------------------------
  BALANCE-Dec. 31, 1995                9,264,584    $51,813       180,000  $180,000  $864,217         0    ($491,993)   $604,037
                                     --------------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------------

    1996 ACTIVITY
                                               0          0            0          0
                                     --------------------------------------------------------------------------------------------
  BALANCE-March 31, 1996               9,264,584    $51,813       180,000  $180,000  $864,217         0    ($491,993)   $604,037
                                     --------------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENT

                                COMMERCIAL LABOR MANAGEMENT
                              NOTES TO THE FINANCIAL STATEMENT
                                       MARCH 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   GENERAL:

   Commercial Labor Management, Inc. (formerly XL Corp.) is a Nevada Corporation (the "Company") was organized October 19, 1988.

   The Company was originally incorporated in Nevada under the Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March of 1995 the Board approved the merger with Commercial Labor Management which handled as a reverse merger, and also approved a name change to Commercial Labor Management. However, that merger was rescinded and never completed. The Company is currently seeking other potential mergers or acquisitions.

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

                              COMMERCIAL LABOR MANAGEMENT
                              NOTES TO THE FINANCIAL STATEMENT
                                     MARCH 31, 1996

3. CAPITAL STOCK:

   PREFERRED CONVERTIBLE STOCK

   Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common Stock valued at 70% of the Market Place. The Company authorized 1,000 shares and there were 180 shares issued and outstanding as of March 31, 1996.

   COMMON STOCK

   The authorized capital stock of the company consists of Common Stock. Authorized shares of stock at September 30, 1995 were 15,000,000. There are 9,264,584 shares outstanding as of March 31, 1996.

   The issuance for the CLM acquisition and anit-dilutive clause were made on 9/30/95.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND:

         During the fiscal quarter ended March 31, 1996, the Company was essentially dormant, other than management's work to update its financial and business reporting procedures. Management plans to seek an operating business for the Company to acquire in the future. There is no assurance that the Company will be able to acquire an operating business.

         RESULTS OF OPERATIONS:

         The Company did not incur operating expenses or earn revenue during the fiscal quarter ending March 31, 1996.

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


Date:    April 15, 1996      By: /s/ Edward L. Torres
                                 --------------------------------------------
                                 President and Chief Financial Officer (chief
                                 financial officer and accounting officer and
                                 duly authorized officer)


Date:    April 15, 1996      By: /s/ Mark French
                                 --------------------------------------------
                                 Secretary (corporate secretary and duly
                                 authorized officer)