Form 10-K
period 1997-12-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1998-04-15
CIK 845807

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File No. 33-26531-LA


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

Aggregate market value of voting common stock held by
non-affiliates of the registrant (based upon the average
of the closing bid and ask prices $.00 and $.01,
respectively, as reported by the NASD OTC Bulletin Board
on January 15, 1998)                                                   $ 11,187

Number of shares of registrant's common stock outstanding
as of December 31, 1997.                                              8,173,804

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

Principal operations of the Company were not restablished until May 10, 1993, when the Company agreed to acquire all of the shares of SONO International, a Nevada corporation, effective on June 9, 1993, in exchange for 625,000 shares of the Company's common stock. SONO International ("SI") was organized in Nevada on July 2, 1992, to provide contract manufacturing and maquiladora (shelter) services in Tijuana, Baja California, Mexico, with four wholly-owned subsidiaries: WIRETECH and EXCEL Mexican Manufacturing (both Nevada corporations), and WIRETECH de Mexico, S.A. de C.V., and Operadora de Shelters, S.A. de C.V. (both Mexican corporations).

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

In October 1997, all issued and outstanding shares of the Company's Series A Convertible Preferred Stocks were converted by their holders into 7,200,000 shares of the Company's Common Stock.

In December 1997 the Company, by the written consent of its majority shareholders representing approximately 82.6% of the total issued and outstanding Common Stock of the Company, (i) amended its Articles of Incorporation to increase the authorized Common Stock from 15,000,000 to 20,000,000 shares, par value $ .05 per share, and (ii) effected a 20 for one reverse stock split to result in a total of 643,804 shares of Common Stock issued and outstanding. On December 31, 1997, an additional 7,530,600 shares of the Common Stock were issued to a consultant for services rendered, resulting in a total of 8,173,804 shares of the Company's Common Stock issued and outstanding as of December 31, 1997.

EMPLOYEES:

The Company does not currently have any employees. The executive officers of the Company are not currently paid any salary or other compensation for their services.

ITEM 2. PROPERTIES

The Company previously owned 7.5 acres of undeveloped residential land in the township of Howell, County of Monmouth, in the State of New Jersey. The land was originally transferred to the Company in April 1990 and was encumbered by a first mortgage in the principal amount of $81,776, bearing simple interest at the rate of 12% per annum, payable upon demand. The Company conveyed the property in 1997 in consideration for the assumption of the mortgage debt by the purchaser. The Company does not presently lease any office facilities. The leasing of office facilities is pending the acquisition of or merger with another business which has not yet been identified.


ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings to which it is or may be subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 1997.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

MARKET INFORMATION:

The Company's Common Stock trades on the NASD OTC Bulletin Board Market under the symbol "CLMI." The following table sets forth the range of bid prices for the Common Stock during the periods indicated, and the last sale prices as reported on the OTC Bulletin Board. The Company is not aware of any trades in its Common Stock during the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997:

    Quarter            High       Low       Last Sale
    -------            ----       ---       ---------
       4               $ .01     $ .00        None
       3               $ .01     $ .00        None
       2               $ .01     $ .00        None
       1               $ .01     $ .00        None


YEAR ENDED DECEMBER 31, 1996:

    Quarter            High       Low       Last Sale
    -------            ----       ---       ---------
       4               $ .02     $ .01        $ .01
       3               $ .02     $ .01        $ .01
       2               $ .02     $ .01        $ .01
       1               $ .07     $ .05        $ .05

YEAR ENDED DECEMBER 31, 1995:

    Quarter             High      Low       Last Sale
    -------             ----      ---       ---------
       4               $ 3.25    $ .25        $ .25
       3               $ 3.25    $ .75        $3.00
       2               $ 1.25    $ .25        $ .75
       1               $ 8.00    $ .13        $ .63

On March 27, 1998, the last sales price per share of the Company's common stock, as reported by the NASD OTC Bulletin Board Market, was $.00.

On March 27, 1998, the Company's 8,173,804 shares of common stock outstanding were held by approximately 284 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the three years ended December 31, 1997, 1996, and 1995 is presented below, and should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1997, 1996 and 1995.

 FOR THE YEAR:                1997         1996             1995
                              ----         ----             ----
 Sales                     $       0    $       0        $      0
 Income (loss) before
    income taxes,
    minority interest and
    extraordinary items            0            0               0
 Income (loss) before
    minority interest and
    extraordinary items            0            0               0
 Net Income                        0            0               0

 PER SHARE:

 Net income (loss) before
    extraordinary items            0            0               0
 Net income (loss)                 0            0               0

 AT YEAR END:

 Total assets               $202,326    $1,440,359        $692,326
 Long-term obligations             0             0               0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND:

During the fiscal year ending December 31, 1997 the Company continued to search for and evaluate operating businesses for potential acquisition, although no offers were made by the Company. The search for a new business acquisition was only conducted sporadically because management, which was not paid any compensation by the Company during the fiscal year ending December 31, 1997, was able to dedicate only a limited amount of time to the Company's affairs. Management plans to continue to maintain the Company's reports to the Securities and Exchange Commission current in 1998 and to intensify its focus on the Company's goal of acquiring or entering into a business combination with a new operating business.

RESULTS OF OPERATIONS:

The Company did not incur operating expenses or earn revenue during the fiscal year ending December 31, 1997. In December 1996, the Company wrote off a $180,000 demand note receivable from Edward L. Torres, the Company's President and Chairman of the Board of Directors, as an uncollectible debt. See "CERTAIN RELATED TRANSACTIONS." Mr. Torres was paid no compensation by the Company during the fiscal year ending December 31, 1997. He has been providing services to the Company in its endeavor to update its financial statements and public reports to the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has no working capital and had a working capital deficit (i.e., current liabilities in excess of current assets) of $ 25,875 as of December 31, 1997. The current liabilities are comprised of accounts payable to the Company's independent certified public accountants for professional services rendered. The Company presently has no financial resources to pay its accounts payable. The Company has no operations and would have to raise capital by issuing stock or incurring borrowings in order to repay its accounts payable. There is no assurance that the Company will be able to raise capital or borrow funds in the future, or acquire an operating business with revenues.

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


ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 1997, no officer or director of the Company earned more than $60,000 in total compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1997, the total number of shares of capital stock known by the Company to be owned by (i) each officer of the Company, (ii) each director of the Company, and (iii) each beneficial owner of 5% or more of the capital stock of the Company.




                           NAME AND ADDRESS OF              NUMBER OF SHARES
TITLE OF CLASS OF STOCK    EACH BENEFICIAL OWNER            BENEFICIALLY OWNED
-----------------------    ---------------------            ------------------
Common Stock               Edward L. Torres(1)                      0
                           208 Mira Mar Avenue
                           Suite One
                           Long Beach, California
                           90803

Common Stock               Mark French(2)                        100,000
                           967 Scottland Drive
                           Mt. Pleasant, South Carolina
                           29464

Common Stock               Mark J. Richardson(3)               7,530,000
                           1299 Ocean Avenue
                           Suite 900
                           Santa Monica, California 90401
-------------------------------------------------------

(1) Mr. Torres is the President, Chief Financial Officer and Chairman of the Board of Directors of the Company.

(2) Mr. French is the Secretary and a director of the Company.

(3) Mr. Richardson is a consultant to the Company.

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

In October 1997 the Company conveyed all of its rights, title and interest in and to 7.5 acres of land to the holder of a demand note payable by the Company and secured by the land, in consideration for a discharge and cancellation of the demand note in full. In October 1997, the holders of 180 issued and outstanding shares of the Company's Series A Convertible Preferred Stock converted all of their Series A Convertible Preferred Stock into Common Stock. In December 1997 the Company amended its Articles of Incorporation to increase its authorized Common Stock from 15,000,000 shares to 20,000,000 shares. At that time, the Company also effected a 20 for 1 reverse split of its issued and outstanding Common Stock. On December 31, 1997, the Company issued 7,530,600 shares of its Common Stock to Mark J. Richardson in consideration for consulting services performed for the Company.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

INDEX TO FINANCIAL STATEMENTS:                                              PAGE
------------------------------                                              ----

Independent Auditor's Report.............................................    13

Consolidated balance sheet at December 31, 1997 and 1996.................    14

Consolidated statement of income for the years ended
December 31, 1997 and 1996..............................................     16

Consolidated statement of cash flow for the years ended
December 31, 1997 and 1996..............................................     17

Consolidated statement of stockholders' equity
from December 31, 1993 to December 31, 1997.............................     18

Notes to consolidated financial statements..............................     19

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

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

   23                        Consent of independent auditors



REPORTS ON FORM 8-K FILED IN 1997
---------------------------------

    Report on Form 8-K, dated July 1, 1995 and filed on November 12, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 1998

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

       Signature                    Capacity                         Date
       ---------                    --------                         ----


/s/ EDWARD TORRES       President, Chief Financial Officer,    March 30, 1998
----------------------  and Chairman of the Board of
    EDWARD TORRES       Directors



/s/ MARK FRENCH
----------------------  Director, Secretary                    March 30, 1998
    MARK FRENCH

                                  ARMANDO C. IBARRA
                            CERTIFIED PUBLIC ACCOUNTANT
                            (A PROFESSIONAL CORPORATION)
                                    [LETTERHEAD]

                            INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Commercial Labor Management, Inc.



We have audited the accompanying balance sheet of Commercial Labor Management, Inc. (a Nevada corporation) as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and retained earnings, and statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Labor Management, Inc. as of December 31, 1997 and 1996, and the results of operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ ARMANDO C. IBARRA
-------------------------
ARMANDO C. IBARRA, CPA



March 10, 1998

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                    BALANCE SHEET
--------------------------------------------------------------------------------


                                        ASSETS


                                                         DECEMBER 31,
                                                       1997       1996
                                                       ---------------
CURRENT ASSETS
  Note receivable                                       $0          $0


       TOTAL CURRENT ASSETS                              0           0


FIXED ASSETS
  Tax benefit                                      202,326     202,326
  Land                                                   0     380,000
                                                  --------------------
       TOTAL FIXED ASSETS                          202,326     582,326
                                                  --------------------

  TOTAL ASSETS                                    $202,326    $582,326
                                                  --------------------
                                                  --------------------



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                    BALANCE SHEET

--------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             DECEMBER 31,
                                                           1997         1996
                                                          --------------------
CURRENT LIABILITIES:
  Accounts payable                                        $25,875      $25,875
  Note payable for land                                         0       88,289
                                                          --------------------
     TOTAL CURRENT LIABILITIES                             25,875      114,164
                                                          --------------------
     TOTAL LIABILITIES                                     25,875      114,164

STOCKHOLDERS' EQUITY:
  Preferred convertible stock, $1,000 par value
   1,000 share authorized, none issued & outstanding            0      180,000
  Common stock, $.05 par value, 20,000,000 shares
   authorized, 8,173,804 issued and outstanding           231,813       51,813
  Paid-in Capital                                         752,506      864,217
  Accumulated deficit                                    (627,868)    (627,868)
                                                         ---------------------

     TOTAL STOCKHOLDER'S EQUITY                           176,451      468,162
                                                         ---------------------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                  $202,326      $582,326
                                                        ----------------------
                                                        ----------------------



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                 STATEMENT OF INCOME


--------------------------------------------------------------------------------


                                                          DECEMBER 31,
                                                       1997         1996
                                                 ----------------------------
EXPENSES:
  Bad debt expense                                                  $180,000
  Professional fees                                                   25,875
                                                 ----------------------------

     TOTAL EXPENSES                                        0       ($205,875)
                                                 ----------------------------

Net Income/(Loss) Before Taxes                                      (205,875)

Income Tax Benefit                                                   (70,000)
                                                 ----------------------------

     NET INCOME (LOSS)                                     0       ($135,875)
                                                 ----------------------------


Weighted Average Number of
  Shares Outstanding                              10,205,625       9,264,585

Income Per Share
  of Common Stock                                          0               0
                                                 ---------------------------
                                                 ---------------------------



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                                STATEMENT OF CASH FLOW

--------------------------------------------------------------------------------

                                                         DECEMBER 31,
                                                      1997          1996
                                                     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET CASH FROM OPERATING ACTIVITIES                       0              0
                                                     --------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

NET CASH FROM INVESTING ACTIVITIES                       0              0
                                                     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH FROM FINANCING ACTIVITY                         0              0
                                                     --------------------

NET INCREASE (DECREASE) IN CASH                          0              0

CASH AT BEGINNING OF YEAR                                0              0
                                                     --------------------

CASH AT END OF YEAR                                     $0             $0
                                                     --------------------
                                                     --------------------


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FROM DECEMBER 31, 1993 TO DECEMBER 31, 1997


                                          Common Stock          Preferred Stock
                                     -------------------------------------------   Additional   Treasury
                                      Number                   Number              Paid-in      Stock       Accumulated
                                     of Shares      Amount    of Shares   Amount   Capital      & Adjs       Deficit      Total
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE-December 31, 1993           800,000      40,000                          219,192     (171,685)     105,287    $364,479

     1994 ACTIVITY
Exercise of warrants                   50,000
Two-for-one split on 3/1/94           850,000
Warrants exercised                    197,867      11,813                          473,340      171,685                  656,838
Adjust stock to reflect the 1993
  SEMAC debt exchange                (395,141)
Sale of operations                   (619,200)                                     171,685
Loss for the year ended 12/31/94                                                                            (590,767)   (590,767)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1994             883,526     $51,813                         $864,217            0    ($485,480)   $430,550
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1995 ACTIVITY
Three-for-one reverse split 3/20     (589,018)
1995 Net Transactions               8,970,076
Issuance of Preferred Stock                                   180,000   180,000                                          180,000
Loss for the period ended 9/30/95                                                                             (6,513)     (6,513)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1995           9,264,584     $51,813     180,000  $180,000   $864,217            0    $(491,993)   $604,037
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1996 ACTIVITY
Loss for the year ended 12/31/96                                                                            (135,875)   (135,875)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1996           9,264,584     $51,813     180,000  $180,000   $864,217            0    ($627,868)   $468,162
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1997 ACTIVITY
Cancellation of land transaction                                                  (291,711)                             (291,711)
General cancellations              (2,603,548)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - March 31, 1997          6,661,036     $51,813     180,000  $180,000   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Cancellations                      (4,425,000)
Issuances/Conversions              10,628,048    $180,000     180,000  $180,000                       0
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - June 30, 1997          12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Sept. 30, 1997         12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Twenty-for-one reverse split          643,204
New issuances                       7,530,600
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1997           8,173,804    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED
                                 FINANCIAL STATEMENTS

                            COMMERCIAL LABOR MANAGEMENT
                          NOTES TO THE FINANCIAL STATEMENT
                                 DECEMBER 31, 1997


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

    EARNINGS PER SHARE:

    The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. For 1996 the shares outstanding are 9,264,584. For 1997 the calculation is as follows: 9,264,584 shares outstanding for 7 weeks, 6,661,036 was outstanding for 9 weeks, 11,941,528 for 1 week, 12,864,084 for approximately 23 weeks, and 8,173,804 for approximately 12 weeks, equals an average of 10,205,625.

    INCOME TAXES:

    In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB
    109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

2.  PAID IN CAPITAL:

    Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to shareholders of record in exchange for these net assets. Also, in the fourth quarter of 1994 the Company issued shares of common stock to individuals to whom money was owed for professional services rendered. Paid in capital includes $180,000 reflecting the conversion of 180 outstanding shares of Preferred Stock into common stock in the second quarter of 1997.

                            COMMERCIAL LABOR MANAGEMENT
                          NOTES TO THE FINANCIAL STATEMENT
                                 DECEMBER 31, 1997



3.   CAPITAL STOCK:

     PREFERRED STOCK
     The Company is authorized to issue up to 1,000 shares of Preferred Stock. As of December 31, 1996, the Company had outstanding 180 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was convertible, at certain times or on the occurrence of certain events, into shares of the Company's common stock valued at 70% of the market price. The outstanding shares of Series A Convertible Preferred Stock were converted into common stock in the second quarter of 1997.

     COMMON STOCK
     The authorized capital stock of the Company includes 20,000,000 shares of common stock. Authorized shares of common stock at September 30, 1995 were 15,000,000, and increased to 20,000,000 shares in April of 1997 at $.05 par value. As of December 31, 1996, 9,264,584 shares of common stock were outstanding and 8,173,804 shares of common stock were outstanding as of December 31, 1997. The outstanding shares of common stock reflect a 20 for 1 reverse split in December 1997.

4.   TAX BENEFIT:

     The Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carryforward for a maximum of 15 years. The Company believes it will use the credit before it expires. However, no estimates of future income are available so the benefit is reflected as a long-term asset.