Form 10-Q
period 1998-03-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1998-05-14
CIK 845807

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


For Quarter Ended                                         Commission File Number
March 31, 1998                                                       33-26531-LA
                                                                     -----------

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

                              Yes  X       No
                                 -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.001 par value                                 8,173,804
-----------------------------                       ----------------------------
Title of Class                                      Number of Shares Outstanding
                                                          at March 31, 1998

                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET
                                 MARCH 31, 1998
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
                                                                   --------
                                                                   --------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                BALANCE SHEET
                                MARCH 31, 1998
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY



    CURRENT LIABILITIES:
      Accounts payable                                              $25,875
                                                                  ---------
    LIABILITIES                                                           0
                                                                  ---------

        TOTAL LIABILITIES                                            25,875

    STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value, 50,000,000 shares
        authorized, 8,173,804 issued and outstanding                231,813
      Paid-in Capital                                               572,506
      Accumulated deficit                                         (627,868)
                                                                  ---------

          TOTAL STOCKHOLDER'S EQUITY                                176,451
                                                                  ---------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $202,326
                                                                  ---------
                                                                  ---------



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF CASH FLOW
                                MARCH 31, 1998
    -----------------------------------------------------------------------
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
                                                                  ---------
                                                                  ---------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                              STATEMENT OF INCOME
                                MARCH 31, 1998
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

         NET INCOME (LOSS)                                               $0
                                                                  ---------
                                                                  ---------

    Weighted Average Number of
      Shares Outstanding                                          8,173,804

    Income (Loss) Per Share
      of Common Stock                                                  0.00
                                                                  ---------
                                                                  ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FROM DECEMBER 31, 1993 TO MARCH 31, 1998



                                          Common Stock          Preferred Stock
                                     -------------------------------------------   Additional   Treasury
                                      Number                   Number              Paid-in      Stock       Accumulated
                                     of Shares      Amount    of Shares   Amount   Capital      & Adjs       Deficit      Total
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE-December 31, 1993           800,000      40,000                          219,192     (171,685)     105,287    $364,479

     1994 ACTIVITY
Exercise of warrants                   50,000
Two-for-one split on 3/1/94           850,000
Warrants exercised                    197,867      11,813                          473,340      171,685                  656,838
Adjust stock to reflect the 1993
  SEMAC debt exchange                (395,141)
Sale of operations                   (619,200)                                     171,685
Loss for the year ended 12/31/94                                                                            (590,767)   (590,767)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1994             883,526     $51,813                         $864,217            0    ($485,480)   $430,550
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1995 ACTIVITY
Three-for-one reverse split 3/20     (589,018)
1995 Net Transactions               8,970,076
Issuance of Preferred Stock                                   180,000   180,000                                          180,000
Loss for the period ended 9/30/95                                                                             (6,513)     (6,513)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1995           9,264,584     $51,813     180,000  $180,000   $864,217            0    $(491,993)   $604,037
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1996 ACTIVITY
Loss for the year ended 12/31/96                                                                            (135,875)   (135,875)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1996           9,264,584     $51,813     180,000  $180,000   $864,217            0    ($627,868)   $468,162
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1997 ACTIVITY
Cancellation of land transaction                                                  (291,711)                             (291,711)
General cancellations              (2,603,548)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - March 31, 1997          6,661,036     $51,813     180,000  $180,000   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Cancellations                      (4,425,000)
Issuances/Conversions              10,628,048    $180,000     180,000  $180,000                       0
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - June 30, 1997          12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Sept. 30, 1997         12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Twenty-for-one reverse split          643,204
New issuances                       7,530,600
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1997           8,173,804    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - March 30, 1998          8,173,804    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENTS

                         COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                                MARCH 31, 1998

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

EARNINGS PER SHARE:

The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. For 1996 the shares outstanding are 9,264,584. For 1997 the calculation is as follows: 9,264,584 shares were outstanding for 7 weeks, 6,661,036 shares were outstanding for 9 weeks, 1,194,528 shares were outstanding for 1 week and 12,864,084 shares were outstanding for approximately 9 weeks, equals an average of 10,811,998. For 1998 the shares outstanding are 8,173,804.

INCOME TAXES:

In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB 109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

2. PAID IN CAPITAL:

Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to Shareholder's of record in exchange for these net assets. Also, in the fourth quarter of 1994 the Company issued common stock to individuals to whom money was owed for professional services rendered, prior to the sale-back of September 30, 1994.

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                    MARCH 31, 1998


3. CAPITAL STOCK:

PREFERRED STOCK
The authorized capital stock of the Company includes 2,000,000 shares of Preferred Stock, par value $.001 per share. The Company has no outstanding shares of Preferred Stock as of March 31, 1998.

COMMON STOCK
The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. As of March 31, 1998, 8,173,804 shares of the Company's Common Stock were outstanding.

4. TAX BENEFIT:

The Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carried forward for a maximum of 15 years. The Company believes it will use the credit before it expires. However, no estimates of future income are available so the benefit is reflected as a long-term asset.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND

         During the fiscal quarter ended March 31, 1998, management continued to seek an operating business to acquire or with which to enter into a business combination. There is no assurance that the Company will be able to make a business acquisition in the future.

         RESULTS OF OPERATIONS

         The Company did not incur operating expenses or earn revenues during the fiscal quarter ended March 31, 1998. The Company does not have the funds to pay any of its accounts payable at this time. Services for which payment has been made by the issuance of Common Stock in the Company have not been recorded as an expense because the Company's stock is presently deemed to have no value. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $25,875 as of March 31, 1998, comprised of accounts payable for accounting and legal services rendered for the Company. As of March 31, 1998, the Company has no tangible assets and total liabilities of $25,875. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 1998              By:/s/ Edward L. Torres
                                     -----------------------------------------
                                     President and Chief Financial Officer
                                     (chief financial officer and accounting
                                     officer and duly authorized officer)


Date:   May 14, 1998              By:/s/ Edward L. Torres
                                     -----------------------------------------
                                     Secretary (corporate secretary and duly
                                     authorized officer)