Form 10-Q
period 1998-06-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1998-08-04
CIK 845807

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


For Quarter Ended                                         Commission File Number
June 30, 1998                                                        33-26531-LA
                                                                     -----------

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

                              Yes  X       No
                                 -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.001 par value                                 2,607,610
-----------------------------                       ----------------------------
Title of Class                                      Number of Shares Outstanding
                                                          at August 4, 1998

                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1998
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

                                     ASSETS

    CURRENT ASSETS                                                       $0
                                                                   --------

        TOTAL CURRENT ASSETS                                              0


    OTHER ASSETS                                                          0
                                                                   --------

        TOTAL OTHER ASSETS                                                0
                                                                   --------


    TOTAL ASSETS                                                         $0
                                                                   --------
                                                                   --------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                BALANCE SHEET
                                JUNE 30, 1998
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY



    CURRENT LIABILITIES:
      Accounts payable                                              $25,875
                                                                  ---------
    LIABILITIES                                                           0
                                                                  ---------

        TOTAL LIABILITIES                                            25,875

    STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value, 50,000,000 shares
        authorized, 2,607,610 issued and outstanding                231,813
      Paid-in Capital                                               572,506
      Accumulated deficit                                         (830,194)
                                                                  ---------

          TOTAL STOCKHOLDER'S EQUITY                               (25,875)
                                                                  ---------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $0
                                                                  ---------
                                                                  ---------



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF CASH FLOW
                                JUNE 30, 1998
    -----------------------------------------------------------------------
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
                                                                  ---------
                                                                  ---------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                              STATEMENT OF INCOME
                                 JUNE 30, 1998
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
                                                                  ---------
                                                                  ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FROM DECEMBER 31, 1993 TO JUNE 30, 1998



                                          Common Stock          Preferred Stock
                                     -------------------------------------------   Additional   Treasury
                                      Number                   Number              Paid-in      Stock       Accumulated
                                     of Shares      Amount    of Shares   Amount   Capital      & Adjs       Deficit      Total
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE-December 31, 1993           800,000      40,000                          219,192     (171,685)     105,287    $364,479

     1994 ACTIVITY
Exercise of warrants                   50,000
Two-for-one split on 3/1/94           850,000
Warrants exercised                    197,867      11,813                          473,340      171,685                  656,838
Adjust stock to reflect the 1993
  SEMAC debt exchange                (395,141)
Sale of operations                   (619,200)                                     171,685
Loss for the year ended 12/31/94                                                                            (590,767)   (590,767)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1994             883,526     $51,813                         $864,217            0    ($485,480)   $430,550
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1995 ACTIVITY
One-for-three reverse split 3/20     (589,018)
1995 Net Transactions               8,970,076
Issuance of Preferred Stock                                   180,000   180,000                                          180,000
Loss for the period ended 9/30/95                                                                             (6,513)     (6,513)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1995           9,264,584     $51,813     180,000  $180,000   $864,217            0    $(491,993)   $604,037
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1996 ACTIVITY
Loss for the year ended 12/31/96                                                                            (135,875)   (135,875)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1996           9,264,584     $51,813     180,000  $180,000   $864,217            0    ($627,868)   $468,162
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1997 ACTIVITY
Cancellation of land transaction                                                  (291,711)                             (291,711)
General cancellations              (2,603,548)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - March 31, 1997          6,661,036     $51,813     180,000  $180,000   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Cancellations                      (4,425,000)
Issuances/Conversions              10,628,048    $180,000     180,000  $180,000                       0
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - June 30, 1997          12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Sept. 30, 1997         12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

One-for-twenty reverse split          643,204
New issuances                       7,530,600
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1997           8,173,804    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - March 30, 1998          8,173,804    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
One-for-five reverse split          1,634,760
New Issuances                         972,850
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - August 4, 1998          2,607,610    $231,813           0        $0   $572,506            0    ($830,194)   ($25,875)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENTS

                         COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                                JUNE 30, 1998

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

EARNINGS PER SHARE:

The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. For 1996 the shares outstanding are 9,264,584. For 1997 the calculation is as follows: 9,264,584 shares were outstanding for 7 weeks, 6,661,036 shares were outstanding for 9 weeks, 1,194,528 shares were outstanding for 1 week and 12,864,084 shares were outstanding for approximately 9 weeks, equals an average of 10,811,998. From January 1, 1998 to July 31, 1998, the shares outstanding were 8,173,804. On July 31, 1998, the shares outstanding were 1,634,760. On August 4, 1998, the shares outstanding were 2,607,610.

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

                             COMMERCIAL LABOR MANAGEMENT
                           NOTES TO THE FINANCIAL STATEMENT
                                    JUNE 30, 1998


3. CAPITAL STOCK:

PREFERRED STOCK
The authorized capital stock of the Company includes 2,000,000 shares of Preferred Stock, par value $.001 per share. The Company has no outstanding shares of Preferred Stock as of June 30, 1998.

COMMON STOCK
The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. As of June 30, 1998, 8,173,804 shares of the Company's Common Stock were outstanding, and as of August 4, 1998, 2,607,610 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

4. TAX BENEFIT:

The Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carried forward for a maximum of 15 years. The intangible long term asset of $202,326 previously recorded for the potential tax benefit from the loss carryforward was written off in the second quarter because the Company does not believe that the loss carryforward will be available to offset income which may be earned by the Company in the future, if any.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND

         During the fiscal quarter ended June 30, 1998, management continued to seek an operating business to acquire or with which to enter into a business combination. There is no assurance that the Company will be able to make a business acquisition in the future.

         RESULTS OF OPERATIONS

         The Company did not incur operating expenses or earn revenues during the fiscal quarter ended June 30, 1998. The Company does not have the funds to pay any of its accounts payable at this time. Services for which payment has been made by the issuance of Common Stock in the Company have not been recorded as an expense because the Company's stock is presently deemed to have no value. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $25,875 as of June 30, 1998, comprised of accounts payable for accounting and legal services rendered for the Company. As of June 30, 1998, the Company has no tangible assets and total liabilities of $25,875. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 4, 1998            By:/s/ Edward L. Torres
                                     -----------------------------------------
                                     President and Chief Financial Officer
                                     (chief financial officer and accounting
                                     officer and duly authorized officer)


Date:   August 4, 1998            By:/s/ Edward L. Torres
                                     -----------------------------------------
                                     Secretary (corporate secretary and duly
                                     authorized officer)