Form 10-Q
period 1998-09-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1998-11-13
CIK 845807

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


For Quarter Ended                                         Commission File Number
September 30, 1998                                                   33-26531-LA
                                                                     -----------

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


      137 North Larchmont Boulevard, #507, Los Angeles, California 90004
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                   (Zip Code)


                                (323) 933-0565
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                 -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as for the latest practicable date.

Common Stock, $.001 par value                                 4,565,340
-----------------------------                       ----------------------------
Title of Class                                      Number of Shares Outstanding
                                                        at November 11, 1998

                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998
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
                                                                   --------
                                                                   --------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                BALANCE SHEET
                             SEPTEMBER 30, 1998
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY



    CURRENT LIABILITIES:
      Accounts payable                                              $57,750
                                                                  ---------
    LIABILITIES                                                           0
                                                                  ---------

        TOTAL LIABILITIES                                            57,750

    STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value, 50,000,000 shares
        authorized, 4,565,340 issued and outstanding                231,813
      Paid-in Capital                                               572,506
      Accumulated deficit                                          (862,069)
                                                                  ---------

          TOTAL STOCKHOLDER'S EQUITY                                (57,750)
                                                                  ---------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $0
                                                                  ---------
                                                                  ---------



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                              STATEMENT OF INCOME
                               SEPTEMBER 30, 1998
    -----------------------------------------------------------------------
    -----------------------------------------------------------------------

         NET INCOME (LOSS)                                         ($31,875)
                                                                  ---------
                                                                  ---------

    Weighted Average Number of
      Shares Outstanding                                          4,381,937

    Income (Loss) Per Share
      of Common Stock                                                 (.007)
                                                                  ---------
                                                                  ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF CASH FLOW
                              SEPTEMBER 30, 1998
    -----------------------------------------------------------------------
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
                                                                  ---------
                                                                  ---------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                      COMMERCIAL LABOR MANAGEMENT, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FROM DECEMBER 31, 1993 TO SEPTEMBER 30, 1998



                                          Common Stock          Preferred Stock
                                     -------------------------------------------   Additional   Treasury
                                      Number                   Number              Paid-in      Stock       Accumulated
                                     of Shares      Amount    of Shares   Amount   Capital      & Adjs       Deficit      Total
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE-December 31, 1993           800,000      40,000                          219,192     (171,685)     105,287    $364,479

     1994 ACTIVITY
Exercise of warrants                   50,000
Two-for-one split on 3/1/94           850,000
Warrants exercised                    197,867      11,813                          473,340      171,685                  656,838
Adjust stock to reflect the 1993
  SEMAC debt exchange                (395,141)
Sale of operations                   (619,200)                                     171,685
Loss for the year ended 12/31/94                                                                            (590,767)   (590,767)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1994             883,526     $51,813                         $864,217            0    ($485,480)   $430,550
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1995 ACTIVITY
One-for-three reverse split 3/20     (589,018)
1995 Net Transactions               8,970,076
Issuance of Preferred Stock                                   180,000   180,000                                          180,000
Loss for the period ended 9/30/95                                                                             (6,513)     (6,513)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1995           9,264,584     $51,813     180,000  $180,000   $864,217            0    $(491,993)   $604,037
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1996 ACTIVITY
Loss for the year ended 12/31/96                                                                            (135,875)   (135,875)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1996           9,264,584     $51,813     180,000  $180,000   $864,217            0    ($627,868)   $468,162
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

     1997 ACTIVITY
Cancellation of land transaction                                                  (291,711)                             (291,711)
General cancellations              (2,603,548)
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - March 31, 1997          6,661,036     $51,813     180,000  $180,000   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Cancellations                      (4,425,000)
Issuances/Conversions              10,628,048    $180,000     180,000  $180,000                       0
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - June 30, 1997          12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Sept. 30, 1997         12,864,084    $231,813           0        $0   $572,506            0    ($627,868)   $176,451

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

One-for-twenty reverse split          643,204
New issuances                       7,530,600
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - Dec. 31, 1997           8,173,804    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
     1998 ACTIVITY
  BALANCE - March 30, 1998          8,173,804    $231,813           0        $0   $572,506            0    ($627,868)   $176,451
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
One-for-five reverse split          1,634,760
New Issuances                         972,850
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - August 4, 1998          2,607,610    $231,813           0        $0   $572,506            0    ($830,194)   ($25,875)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Cancellations                      (2,242,270)
New Issuances                       4,200,000
---------------------------------------------------------------------------------------------------------------------------------
  BALANCE - November 11, 1998       4,565,340    $231,813           0        $0   $572,506            0    ($862,069)   ($31,875)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENTS

                         COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                              SEPTEMBER 30, 1998

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

EARNINGS PER SHARE:

The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. For 1996 the shares outstanding are 9,264,584. For 1997 the calculation is as follows: 9,264,584 shares were outstanding for 7 weeks, 6,661,036 shares were outstanding for 9 weeks, 1,194,528 shares were outstanding for 1 week and 12,864,084 shares were outstanding for approximately 9 weeks, equals an average of 10,811,998. From January 1, 1998 to July 31, 1998, the shares outstanding were 8,173,804.
From July 31, 1998 to August 4, 1998, the shares outstanding were 1,634,760. From August 4, 1998 to October 27, 1998, the shares outstanding were 2,607,610. From October 27, 1998 to November 11, 1998, the shares outstanding were 4,565,340. On November 11, 1998, the shares outstanding were 4,565,340.

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

                             COMMERCIAL LABOR MANAGEMENT, INC.
                           NOTES TO THE FINANCIAL STATEMENT
                                   SEPTEMBER 30, 1998


3. CAPITAL STOCK:

PREFERRED STOCK
The authorized capital stock of the Company includes 2,000,000 shares of Preferred Stock, par value $.001 per share. The Company has no outstanding shares of Preferred Stock as of September 30, 1998.

COMMON STOCK
The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. As of September 30, 1998, 2,607,610 shares of the Company's Common Stock were outstanding, and as of November 11, 1998, 4,565,340 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

In 1997 and 1998, the Company effected two reverse stock splits, a one for 20 reverse split and a one for five reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one for 20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998 because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision." Certain members of the NASDAQ disagree with the NASDAQ's ruling. There is no assurance regarding the final outcome of the NASDAQ's UPC #084-98, or the effect that the ruling and dispute will have on the Company. In addition, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company planned to issue 4,200,000 shares of its Common Stock to the sole shareholder of CNG, and cancel a sufficient number of outstanding shares to result in the CNG shareholder owning an agreed upon percentage of the Company on the closing of the transaction. As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not issue any shares of its Common Stock to the CNG shareholder. Those shares have been issued and are currently being held by the principal shareholders of the Company pending another business combination, if any (none has yet been identified), as disclosed in the Company's Report on Form 8-K, dated October 27, 1998.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BACKGROUND

         During the fiscal quarter ended September 30, 1998, management continued to seek an operating business to acquire or with which to enter into a business combination. On August 6, 1998, the Company entered into Plan of Reorganization and Stock Exchange Agreement with CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company was to acquire 100% of the issued and outstanding stock of CNG in consideration for the issuance of 4,200,000 shares of the Company's Common Stock (i.e. to result in the CNG shareholder owning an agreed upon percentage of the Company's total issued and outstanding stock on the closing of the transaction). The proposed acquisition of CNG did not close. Management believes that CNG and its shareholder breached the agreement. Accordingly, the Company intends to file a lawsuit against CNG, the sole shareholder of CNG, and Westower Corporation (the company which recently announced that it had acquired CNG) for breach of contract, intentional interference with business relationship and related claims. The Company has not yet specified the amount of its damages. There is no assurance that the Company will prevail in its planned lawsuit against the defendants, or that it will recover any of its damages. The principal shareholders of the Company are currently advancing the costs of the lawsuit on behalf of the Company. There is no assurance that the Company will be able to make a business acquisition in the future.

         RESULTS OF OPERATIONS

         The Company did not incur operating expenses or earn revenues during the fiscal quarter ended September 30, 1998, except for operating costs of $31,875. The operating costs of $31,875 reflect advances made by the principal shareholders of the Company on behalf of the Company for transfer agent fees, printing and filing expenses, legal fees and costs payable to outside counsel, accounting costs, costs incurred in connection with the Plan of Reorganization and Stock Exchange Agreement between the Company, CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc., administrative expenses and similar costs. The operating costs also reflect deferred compensation payable to the President of the Company for work performed by him during the fiscal quarter ended September 30, 1998. The Company does not have the funds to pay any of its accounts payable at this time. Services for which payment has been made by the issuance of Common Stock in the Company have not been recorded as an expense because the Company's stock is presently deemed to have no value. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $57,750 as of September 30, 1998, comprised of accounts payable for accounting and legal services rendered for the Company. As of September 30, 1998, the Company has no tangible assets and total liabilities of $57,750.
         The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 11, 1998        By: /s/ Edward L. Torres
                                     -------------------------------------
                                     President and Chief Financial Officer
                                     (chief financial officer and accounting
                                     officer and duly authorized officer)


Date:   November 11, 1998        By: /s/ Edward L. Torres
                                     ---------------------------------------
                                     Secretary (corporate secretary and duly
                                     authorized officer)