Form 10KSB/A
period 1997-12-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-03-29
CIK 845807

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-97
                       Commission file number 33-26531-LA

                        COMMERCIAL LABOR MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

        Nevada                                             88-0241079
------------------------                                   -------------------
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

                  137 N. Larchmont, #507, Los Angeles, CA 90004
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (323)933-0565

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes_______           No_________

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                         Yes              X  No
                    -----               -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997: $11,187 (based on the average of the closing bid and prices as reported on OTC BB as of January 15, 1998)

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 1997: 8,173,804.

                                     PART 1

Item 1.           Business

         Commercial Labor Management, Inc. is a Nevada corporation (the "Company") organized on October 18, 1988 with the initial name Tokyo Raiders, Inc. It subsequently changed its name to Club USPN, Inc. then to XL Corp. and then to Commercial Labor Management, Inc. The Company was incorporated for the purpose of engaging in any lawful business, with its original purpose to evaluate and acquire one or more unspecified businesses or properties. Until May 1990, the Company was a developmental stage enterprise raising capital, searching for an acquisition, and acquiring 7.5 acres of undeveloped residential land in New Jersey, at which time it changed its name to Club USPN, Inc. An acquisition of a pizza marketing network company in 1990 was mutually rescinded on September 30, 1990.

         Principal operations of the Company were not re-established until May 10, 1993, when the Company agreed to acquire all of the shares of SONO International, a Nevada corporation, effective on June 9, 1993, in exchange for 625,000 shares of the Company's common stock. SONO International ("SI") was organized in Nevada on July 2, 1992 to provide contract manufacturing and maquilador (shelter) services in Tijuana, Baja California, Mexico, with four wholly-owned subsidiaries: WIRETECH and EXCEL Mexican Manufacturing (both Nevada corporations), and WIRETECH de Mexico, S.A. de C.V., and Operadora de Shelters, S.A. de C.V. (both Mexican corporations).

         On September 30, 1994, the Company sold its SI operations unit to SI's former stockholders and received in return 619,200 shares of the Company's common stock held by those former SI stockholders. The Company's motivation for this transaction was due to the substantial losses incurred by the SI unit, without signs of immediate improvement. The shares received back by the Company provided the Company with a reduction in share capitalization which could be used in acquiring or merging with a more promising operating company.

         On March 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Commercial Labor Management, Inc. pursuant to which the Company acquired 100% of the total issued and outstanding common and preferred stock of Commercial Labor Management, Inc. in exchange for 1,928,330 shares of the Company's stock. Effective July 1, 1995, the Company and Commercial Labor Management, Inc. entered into a Rescission Agreement pursuant to which they mutually agreed to rescind the acquisition because the Company did not believe that it had received adequate consideration for its purchase. As a result, the Company received a return of its 1,928,330 shares of common stock which have been canceled, and the Company tendered back all of the shares of Commercial Labor Management, Inc. which it owned. The Company is now seeking to make another business acquisition or enter into another business combination with an operating entity.

         In June 1997, all issued and outstanding shares of the Company's Series A Convertible Preferred Stocks were converted by their holders into 7,200,00 shares of the Company's common stock.

         In December 1997 the Company, by the written consent of its majority shareholders representing approximately 82.6% of the total issued and outstanding common stock of the Company, (i) amended its Articles of
Incorporation to increase the authorized common stock from 15,000,000 to 50,000,000 shares, par value $.001 per share, and (ii) effected a one for five reverse stock split to result in a total of 643,804 shares of common stock issued and outstanding. On December 31, 1997, an additional 7,530,600 shares of the common stock were issued to a consultant for services rendered, resulting in a total of 8,173,804 shares of the Company's common issued and outstanding as of December 31, 1997.

EMPLOYEES:

         The Company does not currently have any employees. The executive officers of the Company are not currently paid any salary or other compensation for their services.

         No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year.

         The Company was inactive and presently does not participate in any industry segment. The Company had no material revenues, or operating profits or identifiable assets attributable to its industry segment.

Item 2.           Property

         The Company previously owned 7.5 acres of undeveloped residential land in the township of Howell, County of Monmouth, in the State of New Jersey. The land was originally transferred to the Company in April 1990 and was encumbered by a first mortgage in the principal amount of $81,776, bearing simple interest at the rate of 12% per annum, payable upon demand. The Company conveyed the property in 1997 in consideration for the assumption of the mortgage debt by the purchaser. The Company does not presently lease any office facilities. The leasing of office facilities is pending the acquisition of or merger with another business which has not yet be identified.

         The Company does not have any formal offices at year end. Records are maintained and mail received at 137 N. Larchmont, #507, Los Angeles, CA 90004. The Company owns no real property.

Item 3.           Legal Proceedings

         The Company is a party to no pending legal proceedings, nor is any property subject to such proceedings, at year end 1997.

Item 4.           Submission of Matters to a Vote of Security
                  Holders

         In December 1997, the Company effected a one-for-twenty reverse stock split of the issued and outstanding shares through written consent of a majority of the issued and outstanding shares and concurrent Board of Directors Resolution. For trading purposes, there was a delay in implementing the reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one-for-20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998 because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision" ruling. There is no assurance regarding the final outcome of the NASDAQ'S UPC #084-98, or the effect the ruling and dispute will have on the Company.


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "CLMI."

     As of the date of this report, management knows of no trading of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report and previous to years, as reported by the National Quotation Bureau Incorporated, was as follows:

                           1997                          High     Low

                     First quarter                       .01              *
                     Second quarter                      .01              *
                     Third quarter                       .01              *
                     Fourth quarter                     $.01              *

                           1996                          High      Low
                      First quarter                       .07               .05
                      Second quarter                      .02               .01
                      Third quarter                       .02               .01
                      Fourth quarter                     $.02              $.01

                           1995                          High      Low

                      First quarter                       8.00              .13
                      Second quarter                      1.25              .75
                      Third quarter                       3.25              .25
                      Fourth quarter                     $3.25             $.13

* No quotations reported

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 1997, there were 284 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                  Financial Condition and Changes in Financial
                  Condition

         During the fiscal year ended December 31, 1997, the Company continued to search for and evaluate operating businesses for potential acquisition, although no offers were made by the Company. The search for a new business acquisition was only conducted sporadically because management, which was not paid any compensation by the Company during the fiscal year ending December 31, 1997, was able to dedicate only a limited amount of time to the Company's affairs. Management plans to continue to maintain the Company's reports to the

Securities and Exchange Commission current in 1998 and to intensify its focus on the Company's goal of acquiring or entering into a business combination with a new operating business.

         The Company did not incur operating expenses or earn revenue during the fiscal year ending December 31, 1997. In December 1996, the Company wrote off a $180,000 demand note receivable from Edward L. Torres, the Company's President and Chairman of the Board of Directors as an uncollectible debt. See "CERTAIN TRANSACTIONS." Mr. Torres was paid no compensation by the Company during the fiscal year ending December 31, 1997. He has been providing services to the Company at no cost in its endeavor to update its financial statements and public reports to the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company has no working capital and had a working capital deficit (i.e., current liabilities in excess of current assets) of $25,875 as of December 31, 1997. The current liabilities are comprised of accounts payable to the Company's independent certified public accountants for professional services rendered. The Company presently has no financial resources to pay its accounts payable. The Company has no operations and would have to raise capital by issuing stock or incurring borrowings in order to repay its accounts payable. There is no assurance that the Company will be able to raise capital or borrow funds in the future, or acquire an operating business with revenues.

         No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

                  Results of Operations

1997 Compared to 1996

     During the fiscal year ended December 31, 1997, the Company incurred no general and administrative expenses. In 1996 the Company incurred $25,875 in General and Administrative expenses most of which were professional fees and wrote off as uncollectable a $180,000 receivable from an officer. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Profit/loss on operations in 1997 was ($0) compared to the 1996 loss on operations ($205,875).

1996 Compared to 1995

         During the fiscal year ended December 31, 1996, the Company incurred $25,875 general and administrative expenses most of which were professional fees and wrote off $180,000 which was an uncollectible receivable. In 1995 the Company incurred $0 in General and Administrative expenses. The Company had no business income or operations in 1996 but attempted an acquisition in 1995 which was rescinded within 3 months. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1996 was ($205,875) compared to the 1995 profit/loss on operations $0.

Item 7.           Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-11.

Item 8.           Changes in and Disagreements on Accounting and
                  Financial Disclosure

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a)

         The directors and executive officers of the Company as of December 31, 1997, are as follows:

          Name                      Age           Position
-----------------                  -----          ------------------------------
Edward L. Torres                     39           President, CFO, Director
Mark French                          35           Secretary, Treasurer, Director

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

     Edward L. Torres has been the President, Chief Financial Officer, and Chairman of the Board of Directors of the Company since July 30, 1995 and was the President of the Company from March 21, 1995 until June 1, 1995. Mr. Torres was also the President and principal shareholder of Commercial Labor Management, Inc. from its inception in 1992 until July 30, 1995, when it ceased to conduct business. Commercial Labor Management, Inc. was engaged in the business of leasing employees to a variety of businesses, primarily in California. Since the cessation of business by Commercial Labor Management, Inc., Mr. Torres has been an independent marketing consultant for other employee leasing companies. Mr. Torres has a Bachelors in Business Administration from South Bay University.

         Mark French has been the Secretary and a director of the Company since July 30, 1995 and March 21, 1995, respectively, and was the president of the Company from June 1, 1995 until July 30, 1995. Mr. French began his career in investments and securities in London, England where he was an institutional options and bond trader for Barclays De Zoete Wedd, an investment banking firm. From 1990 to 1994, Mr. French was a registered representative with the National Association of Securities Dealers, Inc. holding Series 7, 24, and 63 licenses. During that period he held positions with Chatfield Dean & Associates an Financial West Group. Since 1994, Mr. French has been an independent financial consultant for different companies seeking to raise capital.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.   Edward Torres                       President and Director
         b.   Mark Richardson                     Shareholder
         c.   Mark French                         Vice President and Director

         2. For each person, listed by subparagraph letter above:

Number of late                Number of                     Known failures
reports                       transactions not              to file forms
                              reported on a
                              timely basis
----------------              ---------------------         --------------
a.       none                               none                none

b.       none                               none                none

c.       none                               none                none

Item 10.          Executive Compensation

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1997 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                      Annual Compensation                                  Awards

Name and            Year           Salary             Bonus          Other Annual                Restricted              Securities
Principal                          ($)                ($)            Compensation                Stock                   Underlying
Position                                                             ($)                         Award(s)                Options/
                                                                                                 ($)                     SARs (#)
------------------------------------------------------------------------------------------------------------------------------------

Edward L.           1995           0                  0              0                           0                       0
Torres,
President

                    1996           0                  0              0                           0                       0

                    1997           0                  0              0                           0                       0
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Mark                1995           0                  0              0                           0                       0
French,
Secretary

                    1996           0                  0              0                           0                       0

                    1997           0                  0              0                           0                       0


         Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                     Cash Compensation                                   Security Grants

Name                                 Annual              Meeting            Consulting               Number          Number of
                                     Retainer            Fees               Fees/Other               of              Securities
                                     Fees ($)            ($)                Fees ($)                 Shares          Underlying
                                                                                                     (#)             Options/SARs(#)
------------------------------------------------------------------------------------------------------------------------------------

A. Director                          0                   0                  0                        0                0
Edward L. Torres

B. Director                          0                   0                  0                        0                0
Mark French


Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's $.05 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock      Names and Address           Beneficial           Percent
Title of Class   of Beneficial Owner         Ownership            of Class
--------------   ---------------------       -----------          --------
Common           Mark J. Richardson (3)       7,530,000             92.1%
                 1299 Ocean Avenue
                 Suite 900
                 Santa Monica, CA  90401

                  Security Ownership of Management (Continued)

         The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's $.05 par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock       Names and Address           Beneficial        Percent
Title of Class    of Beneficial Owner         Ownership         of Class
--------------   --------------------         ----------        --------
Common            Edward L. Torres (1)               0               0
                  208 Mira Mar Ave.
                  Suite One
                  Long Beach, CA  90803

Common            Mark French (2)              100,000             1.2%
                  967 Scottland Drive
                  Mt. Pleasant, SC  29464


(1) Mr. Torres is the President, Chief Financial Officer and Chairman of the Board of Directors of the Company.


(2) Mr. French is the Secretary and a director of the Company.

(3) Mr. Richardson is a consultant to the Company.

Item 12.          Certain Relationships and Related Transactions


         On March 21, 1995, the Company entered into an Agreement and Plan of Reorganization with Commercial Labor Management, Inc. pursuant to which it acquired 100% of the total issued and outstanding common and preferred stock of Commercial Labor Management, Inc. from Edward L. Torres in exchange for 1,923,380 shares of newly issued common stock of the Company. Upon the closing of the reorganization, Mr. Torres became the President of the Company as well as remaining the President of its wholly owned subsidiary, Commercial Labor Management, Inc. As it became apparent that the reorganization would be mutually rescinded, Mr. Torres temporarily resigned from his position as President of the Company while the Rescission Agreement was negotiated, executed, and implemented. Mr. Torres tendered all shares of the Company which had been issued to him back to the Company pursuant to the Rescission Agreement. Commercial Labor Management, Inc. ceased to conduct business on July 30, 1995 after the rescission, and Mr. Torres then became the President and Chairman of the Board of Directors of the Company. See "Item 1. BUSINESS - Background."

     On July 1, 1995, the Company received a non-interest bearing demand note payable to it by Edward L. Torres, the owner of Commercial Labor Management, Inc., in connection with the Rescission Agreement entered into by the Company and Commercial Labor Management, Inc. effective July 1, 1995. Pursuant to the demand note, Mr. Torres agreed to treat the $180,000 expended by the Company in connection with its attempted acquisition of Commercial Labor Management, Inc. as an advance by the Company to Mr. Torres. Mr. Torres agreed to repay $180,000 to the Company upon demand. Commercial Labor Management, Inc. ceased conducting business in July 1995, and the Company is not currently paying Mr. Torres any compensation for his services as an officer or director of the Company.

         On December 31, 1996, the Company wrote off the $180,000 note payable to it by Edward L. Torres, its President and Chairman of the Board of Directors, as an uncollectible debt. The Company believes that Mr. Torres does not have the financial capability to repay the note. Furthermore, since July 1995, Mr. Torres has been providing valuable services for the Company for which he has received no compensation to date. The Company is contemplating issuing shares of its common stock to Mr. Torres as compensation for his services to the Company. The Company is also contemplating issuing shares of its common stock to Mark French, the corporate Secretary and a director, in consideration for services rendered by him for the Company since March 21, 1995. The number of shares of common stock to be issued to Mr. Torres and Mr. French for services rendered has not yet been determined.

         In October 1997, the Company conveyed all of its right, title, and interest in and to 7.5 acres of land to the holder of a demand note payable by the Company and secured by the land, in consideration for a discharge and cancellation of the demand note in full. In June 1997, the holders of the 180 shares of the Company's Series A Convertible Preferred stock converted all of their Series A Convertible Preferred Stock into 360,000 shares of common stock (post reverse split one-for-20). In December 1997, the Company amended its Articles of Incorporation to increase its authorized common stock from 15,000,000 shares to 50,000,000 shares. At that time, the Company also effected a one for 20 reverse split of its issued and outstanding common stock. On December 31, 1997, the Company issued 7,530,600 shares of its common stock to Mark J. Richardson in consideration for services performed for the Company.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K


                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K: dated July 1
                           1995 and filed November 12, 1997

                  2.       Exhibits:

                            CERTIFICATE OF AMENDMENT
                                       OF
                           ARTICLES OF INCORPORATION
                                       OF
                       COMMERCIAL LABOR MANAGEMENT, INC.


     Commercial Labor Management, Inc., a Nevada corporation (the "Corporation") does hereby certify that:

1. The Articles of Incorporation of the Corporation shall be amended by revising
Article III to read in full as follows:

                                  "ARTICLE III

                                SHARES OF STOCK
                                ---------------

     The maximum number of shares of all classes which the Corporation is authorized to have outstanding is fifty-two million (52,000,000) shares consisting of fifty million (50,000,000) shares of Common Stock, all par value $.001 per share, and two million (2,000,000) shares of Preferred Stock, all par value $.001 per share. The holders of Preferred Stock shall have such rights, preferences, and privileges as may be determined, prior to the issuance of such shares, by the Board of Directors."

     2. The issued an outstanding common stock of the Corporation is hereby reverse split pursuant to which one share of common stock will be issued and outstanding for every 20 shares of common stock currently issued and outstanding as of the effective date of this amendment.

     3. The foregoing amendment has been duly authorized and approved by the Board of Directors of the Corporation.

     4. The foregoing amendment has been duly adopted and approved by the written consent of the stockholders holding no less than a majority of the Corporation's outstanding stock entitled to vote thereon.

Dated:  December 18, 1997          COMMERCIAL LABOR MANAGEMENT, INC.


                                   /s/ Edward Torres
                                   ----------------------------------
                                   Edward Torres, President


                                   /s/ Edward Torres
                                   ----------------------------------
                                   Edward Torres, Secretary


STATE OF CALIFORNIA      }
                         }  SS.
COUNTY OF LOS ANGELES    }


     On December 18, 1997, before me, Sheryl J. McLamb, a notary public in and for said state, personally appeared Edward Torres, personally known to me to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacities, and that by his signature on the instrument the entity upon behalf of which the persons acted, executed the instrument.

     WITNESS my hand and official seal.


Signature: /s/ Sheryl J. McLamb              Sheryl J. McLamb
          ------------------------           Comm. #1115587
                                             Notary Public - California
                                             Los Angeles County
                                             My Comm. Expires Nov. 3, 2000

                            CERTIFICATE OF AMENDMENT
                                       OF
                           ARTICLES OF INCORPORATION
                                       OF
                       COMMERCIAL LABOR MANAGEMENT, INC.

     Commercial Labor Management, Inc., a Nevada corporation (the "Corporation") does hereby certify that:

     1. The issued and outstanding common stock of the Corporation is hereby reverse split pursuant to which one share of common stock will be issued and outstanding for every five shares of common stock currently issued and outstanding as of the effective date of this amendment.

     2. The foregoing amendment has been duly authorized and approved by the Board of Directors of the Corporation.

     3. The foregoing amendment has been duly adopted and approved by the written consent of the stockholders holding no less than a majority of the Corporation's outstanding stock entitled to vote thereon.

Dated:  July 1, 1998                    COMMERICAL LABOR MANAGEMENT, INC.



                                        /s/ Edward Torres
                                        -----------------------------------
                                        Edward Torres, President



                                        /s/ Edward Torres
                                        -----------------------------------
                                        Edward Torres, Secretary

STATE OF CALIFORNIA      }
                         } SS.
COUNTY OF ANGLES         }


     On July 1, 1998, before me, Caroline A. Rhuys, a notary public in and for said state, personally appeared Edward Torres, proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacities, and that by his signature on the instrument the entity upon behalf of which the persons acted, executed the instrument.

WITNESS my hand and official seal.


Signature: /s/ Caroline A. Rhuys                  CAROLINE A. RHUYS
          ---------------------------             Commission #1173448
                                                  Notary Public - California
                                                  Los Angeles County
                                                  My Comm. Expires Feb 12, 2002

                                ARMANDO C. IBARRA
                           CERTIFIED PUBLIC ACCOUNTANT
                          (A Professional Corporation)

Armando C. Ibarra, CPA                                            Members of the
Armando Ibarra, Jr., CPA                                   California Society of
Lawrence Hayman, CPA, Ret                           Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Commercial Labor Management, Inc.


We have audited the accompanying balance sheet of Commercial Labor Management, Inc. (a Nevada corporation) as of December 31, 1997 and 1996 and the related statements of income, stockholder's equity and retained earnings, and statement of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Labor Management, Inc. as of December 31, 1997 and 1996, and the results of operations, and its cash flows for the years then ended in conformity with the generally accepted accounting principles.

 /s/ Armando C. Ibarra


March 10, 1998

                637 Third Avenue, Suite H, Chula Vista, CA 91910
Tel:  (619) 422-1348                                        Fax:  (619) 422-1465



                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                                   BALANCE SHEET





                                                      ASSETS


                                                             December 31,                  December 31,
                                                             1997                          1996
                                                           ---------------------------------------------------------------

CURRENT ASSETS
Note receivable                                                                       $0                              $0
                                                           ---------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                   0                               0

FIXED ASSETS
Tax benefit                                                                      202,326                         202,326
Land                                                                                   0                         380,000
                                                           ---------------------------------------------------------------

TOTAL FIXED ASSETS                                                               202,326                         582,326
                                                           ---------------------------------------------------------------

TOTAL ASSETS                                                                    $202,326                        $582,326
                                                           ===============================================================




                           The Accompanying Notes are an Integral Part of This Statement




                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                                   BALANCE SHEET






                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  December 31,                 December 31,
                                                                  1997                         1996
                                                                ----------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                                     $25,875                     $25,875
Note payable for land                                                                      0                      88,289
                                                                ----------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                             25,875                     114,164
                                                                ----------------------------------------------------------

TOTAL LIABILITIES                                                                     25,875                     114,164

STOCKHOLDERS' EQUITY:
Preferred convertible stock,
$1,000 par value 1,000 shares
authorized, 180 issued &
outstanding                                                                                                      180,000
Common stock, $.001 par value,
50,000,000 shares authorized,
8,173,804 issued and outstanding
(until June 1997)                                                                    231,813                      51,813
Paid-in Capital                                                                      572,506                     864,217
Accumulated deficit                                                                (627,868)                   (627,868)
                                                                ----------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           176,451                     468,162
                                                                ----------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                $202,326                    $582,326
                                                                ==========================================================






                           The Accompanying Notes are an Integral Part of This Statement





                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                                STATEMENT OF INCOME






                                                              December 31,                  December 31,
                                                               1997                          1996
                                                             -------------------------------------------------------------

Expenses:
Bad debt expense                                                                                                $180,000
Professional fees                                                                                                 25,875
                                                             -------------------------------------------------------------

TOTAL EXPENSES                                                                           0                    ($205,875)
                                                             -------------------------------------------------------------

Net Income/(Loss) Before Taxes                                                                                 (205,875)

Income Tax Benefit                                                                                              (70,000)
                                                             -------------------------------------------------------------

NET INCOME (LOSS)                                                                        0                     $135,875)
                                                             -------------------------------------------------------------

Weighted Average Number of
Shares Outstanding                                                              10,205,625                     9,264,585

Income Per Share of Common Stock
                                                                                         0                             0
                                                             =============================================================




                           The Accompanying Notes are an Integral Part of This Statement





                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                              STATEMENT OF CASH FLOW



                                                                                  December                 December
                                                                                  31, 1997                 31, 1996
                                                                                ---------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash from Operating Activities                                                                     0                        0
                                                                                ---------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

Net Cash from Investing Activities                                                                     0                        0
                                                                                ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash from Financing Activity                                                                       0                        0
                                                                                ---------------------------------------------------

Net Increase (Decrease) in Cash                                                                        0                        0

Cash at beginning of year                                                                              0                        0
                                                                                ---------------------------------------------------

Cash at end of year                                                                                   $0                       $0
                                                                                ===================================================







                               The Accompanying Notes are an Integral Part of This Statement





                                             COMMERCIAL LABOR MANAGEMENT, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FROM DECEMBER 31, 1993 TO DECEMBER 31, 1997


                                   Common Stock             Preferred Stock
                         -------------------------------------------------------
                                                                                Additional
                                                       Number of                Paid-in       Treasury
                           Number of                   Shares                   Capital       Stock &         Accumulated
                           Shares           Amount                   Amount                   Adj's           Deficit        Total
                         -----------------------------------------------------------------------------------------------------------

BALANCE -
12/31/93                     800,000         40,000                             219,192       (171,685)       105,287       364,479

        1994 ACTIVITY
Exercise of
warrants                      50,000
2-for-1 split
3/1/94                       850,000
Warrants
exercised                    197,867         11,813                             473,340        171,685                      656,838
Adjust stock to
reflect the 1993
SEMAC debt
exchange                    (395,141)
Sale of
operations                  (619,200)                                           171,685
Loss for the year
ended 12/31/94
                                                                                                             (590,767)     (590,767)
                         -----------------------------------------------------------------------------------------------------------

BALANCE - Dec.
31, 1994                     883,526        $51,813                             $864,217              0      ($485,480)    $430,550
                         ===========================================================================================================


        1995 ACTIVITY
3-for-1 reverse
split 3/20
1995 Net                    (589,018)
Transactions
Issuance of                8,970,076
Preferred Stock
Loss for the
period ended                                           180,000       180,000                                                180,000
9/30/95

                                                                                                               (6,513)       (6,513)
                         -----------------------------------------------------------------------------------------------------------

BALANCE - Dec.
31, 1995                   9,264,584        $51,813    180,000       180,000    $864,217              0      ($491,993)    $604,037
                         ===========================================================================================================

    1996 ACTIVITY
Loss for the year
ended 12/31/96
                                                                                                             (135,875)     (135,875)
                         -----------------------------------------------------------------------------------------------------------

BALANCE - June
30, 1996                   9,264,584        $51,813    180,000       180,000    $864,217              0      ($627,868)    $468,162
                         ===========================================================================================================

    1997 ACTIVITY
Cancellation of
land transaction                                                                                                           (291,711)
General                                                                         (291,711)
cancellations
                          (2,603,548)
                         -----------------------------------------------------------------------------------------------------------

BALANCE - Mar.
31, 1997                   6,661,036        $51,813    180,000       180,000    $572,506              0      ($627,868)    $176,451
                         ===========================================================================================================

Cancellations
Issuances/Con-            (4,425,000)
versions                  10,628,048        180,000    180,000       180,000    $572,506              0      ($627,868)     176,451
                         -----------------------------------------------------------------------------------------------------------

BALANCE - June
30, 1997                  12,864,048        231,813          0             0    $572,506              0      ($627,868)     176,451
                         ===========================================================================================================

BALANCE - Sept.
30, 1997                  12,864,048        231,813          0             0    $572,506              0      ($627,868)     176,451
                         ===========================================================================================================

20-for-1 reverse
split                        643,204
New issuances              7,530,600
                         -----------------------------------------------------------------------------------------------------------


BALANCE - Dec.
31, 1997                   8,173,804        231,813          0             0    $572,506              0      ($627,868)     176,451
                         ===========================================================================================================





                                         The Accompanying Notes are an Integral Part of This Statement


                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                DECEMBER 31, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         General:

         Commercial Labor Management, Inc. (formerly XL Corp.) is a Nevada corporation (the "Company") was organized October 19, 1988.

         The Company was originally incorporated in Nevada under the Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued, and the shares of Sono were sold to the original shareholders of Sono. In March of 1995, the Board approved the merger with Commercial Labor Management which was handled as a reverse merger and also approved a name change to Commercial Labor Management. However, that merger was rescinded and never completed. The Company is currently seeking other potential mergers or acquisitions.

         Income Tax Reporting:

         The Company files a corporate tax return in the U.S.

         Earnings per share:

         The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common share outstanding during the applicable period. For 1996, the shares outstanding are 9,264,584. For 1997, the calculation is as follows:
         9,264,584 shares outstanding for 7 weeks, 6,661,036 were outstanding for 9 weeks, 11,941,528 for 1 week, 12,864,084 for approximately 23 weeks, and 8,173,804 for approximately 12 weeks, equals an average of 10,205,625.

         Income Taxes:

         In December  1992,  the  Financial  Accounting  Standards  Board issued
         Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB 109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                DECEMBER 31, 1997

2.       PAID IN CAPITAL:
         ---------------

         Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to shareholders of record in exchange for these net assets. Also, in the forth quarter of 1994, the Company issued some common stock to individuals to whom money was owed for professional services rendered prior to September 30, 1994.

3.       CAPITAL STOCK:

         Preferred Convertible Stock
         ---------------------------
         Each share of Series A Convertible Preferred Stock is convertible, at certain times or on the occurrence of certain events, into shares of Company Common stock valued at 70% of the market place. The Company authorized 1,000 shares, and there were 180 shares issued. The shares were converted to 360,000 shares of common stock in the third quarter of 1997.

         Common Stock
         ------------
         The authorized capital stock of the Company consists of Common Stock. Authorized shares of Common Stock at September 30, 1995 were 15,000,000 and increased to 50,000,000 shares in April of 1997 at $.05 par value subsequently reduced to $.001 par value, 9,264,584 shares were outstanding as of December 31, 1996; and 8,173,804 shares were outstanding as of December 31, 1997. A 20 for 1 reverse split of the outstanding Common Stock occurred in December 1997, and after the reverse split, the Company issued 7,530,600 new shares of its Common Stock.

4.       TAX BENEFIT:
         -----------

         The Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carryforwarded for a maximum of 15 years. The Company believes it will use the credit before it expires. However, no estimates of future income are available, so the benefit is reflected as a long-term asset.

                                      INDEX
                                                       Form 10-K
Regulation                                             Consecutive
S-K Number     Exhibit                                 Page Number
-----------    ---------------                         -------------------------
3.1            Articles of                             *Incorporated by
               Incorporation                           reference to Registration
                                                       Statement #2-87742-D

3.2            Bylaws                                  *Incorporated by
                                                       reference to Registration
                                                       Statement #2-87742-D

3.3            Amendments to Articles
               of Incorporation filed
               May 1998

3.4            Amendments to the Articles
               of Incorporation filed
               August 1998

27.1           Financial Data Schedule                 F-12

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMMERCIAL LABOR MANAGEMENT, INC.
                                            (Registrant)

Date:  March 24, 1999
                                            /s/ Edward L. Torres
                                            ------------------------------------
                                            President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           COMMERCIAL LABOR MANAGEMENT, INC.
                                           (Registrant)

Date:  March 24, 1999

                                           -------------------------------------
                                           Director


                                           -------------------------------------
                                           Director


                                           -------------------------------------
                                           Director