Form 10QSB/A
period 1998-03-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-03-30
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 1998



                        COMMERCIAL LABOR MANAGEMENT, INC.
             (Exact Name of Registrant as specified in its Charter)



         Nevada                                             88-241079
-------------------------------                          ------------------
(State or other Jurisdiction of                          I.R.S. Employer
Incorporation or Organization                            Identification No.


208 Mira Mar Avenue, Suite One, Long Beach, California  90703
-------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)


Registrant's Telephone Number, including Area Code: (562) 987-5443

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                     Yes  X       No
                                        -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock


Common Stock, $.001 par value                      8,173,804
-----------------------------                      ---------
Title of Class                                     Number of Shares Outstanding
                                                   at March 31, 1998

                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET



                                                      ASSETS

                                               March 31, 1998                         December 31, 1997
-----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS                                            $0                                   $0
                                    -----------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                     0                                    0

FIXED ASSETS
Tax benefit                                          202,326                              202,326
Land                                                       0                                    0
                                    -----------------------------------------------------------------------------

  TOTAL OTHER ASSETS                                 202,326                              202,326

TOTAL ASSETS                                        $202,326                             $202,326
                                    =============================================================================







                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT




                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                                   BALANCE SHEET
                                       LIABILITIES AND STOCKHOLDERS' EQUITY






                                                      March 31, 1998                    December 31, 1997
--------------------------------------------------------------------------------------------------------------

Current Liabilities:

Accounts payable                                            $25,875                            $25,875
                                        ----------------------------------------------------------------------

LIABILITIES                                                       0                             25,875
                                        ----------------------------------------------------------------------

TOTAL LIABILITIES                                           $25,875                             25,875

STOCKHOLDERS' EQUITY:

Common stock, $.001 par                                     231,813                            231,813
value, 50,000,000 shares
authorized, 8,173,804
issued and outstanding at
March 31, 1998
Preferred Class A stock                                           0                                  0

Paid-in Capital                                             572,506                            572,506

Accumulated Deficit                                        (627,868)                          (627,868)
                                        ----------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                  176,451                            176,451
                                        ----------------------------------------------------------------------

TOTAL LIABILITIES AND                                      $202,326                           $202,326
STOCKHOLDERS' EQUITY
                                        ======================================================================





                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT





                        COMMERCIAL LABOR MANAGEMENT, INC.
                               STATEMENT OF INCOME
                                 March 31, 1998




                                                                March 31, 1998                   March 31, 1997

 NET INCOME (LOSS)                                                         $0                               $0
                                                      ====================================================================

Expenses                                                                    0                                0

Weighted Average Number of
Shares Outstanding                                                  8,173,804                        8,557,048

Income (Loss) Per Share of
Common Stock                                                             0.00                             0.00
                                                      ====================================================================







                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT




                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                              STATEMENT OF CASH FLOW
                                                  March 31, 1998




CASH FLOWS FROM OPERATING ACTIVITIES                                                                                 0

NET CASH FROM OPERATING ACTIVITIES                                                                                   0
                                                                         -----------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                                                              0

NET CASH FROM INVESTING ACTIVITIES                                                                                   0
                                                                         -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                                                 0

NET CASH FROM FINANCING ACTIVITY                                                                                     0
                                                                         -----------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                                      0

CASH AT BEGINNING OF YEAR                                                                                            0
                                                                         -----------------------------------------------

CASH AT END OF YEAR                                                                                                  0
                                                                         ===============================================







                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT


                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                 MARCH 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

Commercial Labor Management, Inc. (Formerly XL Corp.) is a Nevada Corporation (the "Company") and was organized October 19, 1988, under the Tokyo Raiders. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March of 1995 the Board approved the merger with Commercial Labor Management which was handled as a reverse merger, and also approved a name change to Commercial Labor Management. However, that merger was rescinded. The Company is currently seeking other potential mergers of acquisitions.

INCOME TAX REPORTING:

The Company files a corporate tax return in the U.S.

EARNINGS PER SHARE:

The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. For 1996 the shares outstanding are 9,264,584. For 1997 the calculation is as follows: 9,264,584 shares were outstanding for 7 weeks, 6,661,036 shares were outstanding for 9 weeks, 1,194,528 shares were outstanding for 1 week and 12,864,084 shares were outstanding for approximately 9 weeks, equals an average of 10,811,998. For 1998, the shares outstanding are 8,173,804.

INCOME TAXES:

In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB 109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

                          COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                 MARCH 31, 1998


2. PAID IN CAPITAL:

Paid in capital is made up in part by cash contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to shareholders of record in exchange for these assets. Also, in the fourth quarter of 1994 the Company issued common stock to individuals to whom money was owed for professional services rendered, prior to September 30, 1994.

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

4. TAX BENEFIT:

At December 31, 1997, the Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carried forward for a maximum of 15 years. The estimated tax benefit of $202,326 at year end that was carried as an asset may be written off in the following quarter because the 1986 Tax Reform Act amendments made it virtually impossible to use for an acquired or merged company, when 50% or more shares are conveyed.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

During the fiscal quarter ended March 31, 1998, management continued to seek an operating business to acquire or with which to enter into a business combination. There is no assurance that the Company will be able to make a business acquisition in the future.

RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 1998 COMPARED TO THE SAME PERIOD IN 1997.

The Company did not incur operating expenses or earn revenues during the quarter ended March 31, 1998 nor in the same period in 1997. The Company does not have the funds to pay any of its accounts payable at this time. Services for which payment has been made by the issuance of Common Stock in the Company have not recorded as an expense because the Company's stock is presently deemed to have no value. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available. Operating profit/loss for the period in 1998 was $0 compared to $0 in 1997.

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

Date:   _________________                      By: /s/ Edward L. Torres
                                                  ------------------------------
                                                    Edward L. Torres
                                                    President and Chief
                                                    Financial Officer