Form 10QSB/A
period 1998-06-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-03-30
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JUNE 30, 1998



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

                                    Yes  X       No
                                       -----       -----


    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock.


Common Stock, $.001 par value                       8,173,804
-----------------------------                       ---------
Title of Class                                      Number of Shares Outstanding
                                                    at June 30, 1998



                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET



                                                      ASSETS

                                               June 30, 1998                          December 31, 1997
-----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS                                                $0                                   $0
                                    -----------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                         0                                    0

FIXED ASSETS
Tax benefit                                                    0                              202,326
Land                                                           0                                    0
                                    -----------------------------------------------------------------------------

  TOTAL OTHER ASSETS                                           0                              202,326

TOTAL ASSETS                                                  $0                             $202,326
                                    =============================================================================




                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT




                                        COMMERCIAL LABOR MANAGEMENT, INC.
                                                  BALANCE SHEET
                                       LIABILITIES AND STOCKHOLDERS' EQUITY




                                                      June 30, 1998                     December 31, 1997
----------------------------------------------------------------------------------------------------------------

Current Liabilities:

Accounts payable                                             $25,875                            $25,875
                                          ----------------------------------------------------------------------

LIABILITIES                                                        0                             25,875
                                          ----------------------------------------------------------------------

TOTAL LIABILITIES                                            $25,875                             25,875

STOCKHOLDERS' EQUITY:

Common stock, $.001 par                                      231,813                            231,813
value, 50,000,000 shares
authorized, 8,173,804
issued and outstanding at
June 30, 1998
Preferred Class A stock
none issued and outstanding                                        0                                  0

Paid-in Capital                                              572,506                            572,506

Accumulated Deficit                                         (830,194)                          (627,868)
                                          ----------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                   (25,875)                            176,451
                                          ----------------------------------------------------------------------

TOTAL LIABILITIES AND                                             $0                           $202,326
STOCKHOLDERS' EQUITY
                                          ======================================================================






                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT





                        COMMERCIAL LABOR MANAGEMENT, INC.
                               STATEMENT OF INCOME
                       FOR SIX MONTHS ENDED JUNE 30, 1998





                                                                 June 30, 1998                    June 30, 1997

Income Revenues                                                            $0                               $0
                                                      ====================================================================

Expenses                                                                    0                                0
                                                      ====================================================================

 NET OPERATING INCOME (LOSS)                                               $0                               $0
                                                      ====================================================================

Write off of tax benefit                                             (202,326)                               0

Net Profit (Loss)                                                   ($202,326)                               0

Weighted Average Number of
Shares Outstanding                                                  8,173,804                        8,173,804

Income (Loss) Per Share of
Common Stock                                                            $.025                             0.00
                                                      ====================================================================





                               STATEMENT OF INCOME
                      FOR THREE MONTHS ENDED JUNE 30, 1998


                                                                 June 30, 1998                    June 30, 1997

Income Revenues                                                            $0                               $0
                                                      ====================================================================

Expenses                                                                    0                                0
                                                      ====================================================================

 NET OPERATING INCOME (LOSS)                                               $0                               $0
                                                      ====================================================================

Write off of tax benefit                                             (202,326)                               0

Net Profit (Loss)                                                   ($202,326)                               0

Weighted Average Number of
Shares Outstanding                                                  8,173,804                        8,173,804

Income (Loss) Per Share of
Common Stock                                                            $.025                             0.00
                                                      ====================================================================




                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                              STATEMENT OF CASH FLOW
                                         FOR 6 MONTHS ENDED JUNE 30, 1998




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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD IN 1998 COMPARED TO THE SAME PERIOD IN 1997

The Company had no revenues for the three month period in 1998 nor in 1997. The Company incurred no operating expenses in the three month period in 1998 or 1997. The Company has no assets from which to pay accrued payables of $25,875. The Company had no profit or loss from operations in the period in 1998 or 1997.

Profit/loss for the three month period in 1998 was ($202,326) as a result of writing off any tax benefit previously anticipated as compared to $0 in the same period in 1997.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE SAME PERIOD IN 1997.

The Company did not incur operating expenses or earn revenues during the six months ended June 30, 1998 nor the same period in 1997. The Company does not have the funds to pay any of its acounts payable totaling $25,875 at this time. Accounts payable will only be paid in cash if and when cash is available. Profit/loss for in the six month period in 1998 was ($202,326) as a result of writing off any tax benefit previously anticpated as compared to $0 in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of ($25,875) as of June 30, 1998, comprised of accounts payable for accounting and miscellaneous services rendered for the Company. As of June 30, 1998, the Company has no tangible assets and total liabilities of $25,875. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

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

Item 3.      DEFAULTS UPON SENIOR SECURITIES
                   None

Item 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                   None

Item 5.      OTHER INFORMATION
                   None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                    3.3  Amendments to Articles of
                    Incorporation filed May 1998

             (b)  Reports on Form 8-K

                   None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March 24, 1999                      By: /s/ Edward L. Torres
                                               ---------------------------------
                                                 Edward L. Torres
                                                 President and Chief
                                                 Financial Officer