Form 10QSB/A
period 1998-09-30
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-03-30
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 1998



                        COMMERCIAL LABOR MANAGEMENT, INC.
             (Exact Name of Registrant as specified in its Charter)



         Nevada                                            88-241079
--------------------------------                         ------------------
(State or other Jurisdiction of                          I.R.S. Employer
Incorporation or Organization                            Identification No.


137 North Larchmont Boulevard, #507, Los Angeles, California 90004
------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


(Registrant's Telephone Number, including Area Code): (323) 933-0565

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                       Yes  X       No
                                          ----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock.

Common Stock, $.001 par value                    2,607,610
-----------------------------                    ---------
Title of Class                                   Number of Shares Outstanding
                                                 at September 30, 1998



                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                                   BALANCE SHEET
                                                SEPTEMBER 30, 1998





                                       ASSETS

                                                            September 30, 1998
--------------------------------------------------------------------------------

CURRENT ASSETS                                                          $0
                                                    ----------------------------

  TOTAL CURRENT ASSETS                                                   0

OTHER ASSETS                                                             0
                                                    ----------------------------

  TOTAL OTHER ASSETS                                                     0

TOTAL ASSETS                                                            $0
                                                    ============================












                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT




                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                                   BALANCE SHEET
                                                SEPTEMBER 30, 1998


                                       LIABILITIES AND STOCKHOLDERS' EQUITY






                                                                September                 December
                                                                30, 1998                  31, 1997
----------------------------------------------------------------------------------------------------------------

Current Liabilities:

Accounts payable                                                 $57,750                   $25,875
                                                           -----------------------------------------------------

LIABILITIES                                                      $57,750                   $25,875
                                                           -----------------------------------------------------

TOTAL LIABILITIES                                                $57,750                   $25,875

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 50,000,000                        231,813                   231,813
shares authorized, 2,607,610 issued and
outstanding (post one for five reverse
split in July 1998)

Paid-in Capital                                                  572,506                   572,506

Accumulated Deficit                                             (862,069)                 (627,868)
                                                           -----------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                       (57,750)                   176,451
                                                           -----------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $0                  $202,326
                                                           =====================================================




                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                                STATEMENT OF INCOME
                                       NINE MONTH PERIOD ENDED SEPTEMBER 30



                                                                     Sept. 30                 Sept. 30
                                                                       1998                     1997
---------------------------------------------------------------------------------------------------------------

Income                                                                     0                        0
                                                            ==================================================

Expenses                                                             $31,875                        0

Net Income (Loss)                                                    (31,875)                       0

Write off of Tax Benefit                                            (202,326)                       0

Net Income (Loss)                                                   (234,201)                       0

Weighted Average Number of                                         2,607,610                        0
Shares Outstanding (adjusted for
1 for 5 reverse split)

Income (Loss) Per Share of                                            ($.089)                       0
Common Stock
                                                            ==================================================



                                                STATEMENT OF INCOME
                                  FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                                                     Sept. 30                 Sept. 30
                                                                       1998                     1997
---------------------------------------------------------------------------------------------------------------

Income                                                                     0                        0
                                                             ==================================================

Expenses                                                             $31,875                        0

Net Income (Loss)                                                    (31,875)                       0

Net Income (Loss)                                                    (31,875)                       0

Weighted Average Number of                                         2,607,610                        0
Shares Outstanding (adjusted for
1 for 5 reverse split)

Income (Loss) Per Share of                                            ($.012)                       0
Common Stock
                                                             ==================================================








                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                         COMMERCIAL LABOR MANAGEMENT, INC.
                                              STATEMENT OF CASH FLOW
                                                SEPTEMBER 30, 1998



                                                                   1998
--------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                            ($31,875)

NET CASH FROM OPERATING ACTIVITIES                              ($31,875)
                                                      -------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

NET CASH FROM INVESTING ACTIVITIES                                     0
                                                      --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

NET CASH FROM FINANCING ACTIVITY                                       0
                                                      --------------------------------------

NET INCREASE (DECREASE) IN CASH                                        0

CASH AT BEGINNING OF YEAR                                              0
                                                      --------------------------------------

CASH AT END OF YEAR                                                    0
                                                      ======================================







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

COMMON STOCK
The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. The Company implemented a one for five reverse split in July 1998 of its issued and outstanding shares. As of September 30, 1998, 2,607,610 shares of the Company's Common Stock were outstanding, and as of November 11, 1998, 4,565,340 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

4. TAX BENEFIT:

The Company has a loss carryforward in the amount of $821,659 available to offset future taxable income. These losses expire as they offset income or can be carried forward for a maximum of 15 years. The intangible long term asset of $202,326 previously recorded for the potential tax benefit from the loss carryforward was written off in the second quarter because the Company did not believe that the loss carryforward will be available to offset income which may be earned by the Company in the future, if any.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 1997.

The Company had no business operations or revenues in the period in 1998 or 1997. The Company incurred $31,875 in general and administrative expenses in the period in 1998 compared to no expenses in 1997. The general and administrative expenses in 1998 included transfer agent fees, printing and filing expenses, legal fees and costs payable to outside counsel, accounting costs, miscellaneous expenses, much of which cost related to the Plan of Reorganization and Stock Exchange Agreement entered into between the Company and CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. The operating costs also reflect deferred compensation payable to the President of the company for services rendered in the quarter ended September 30, 1998. The Company did not have assets, capital, or cash to pay any of its accounts payable as of September 30, 1998. Loss per share for the period was ($.012) adjusted for reverse split, compared to $0 in 1997.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 1997.

The Company had no business operations or revenues in the period in 1998 or 1997. The Company incurred $31,875 in general and administrative expenses in the period in 1998 compared to no expenses in 1997. The general and administrative expenses in 1998 included transfer agent fees, printing and filing expenses, legal fees and costs payable to outside counsel, accounting costs, miscellaneous expenses, much of which cost related to the Plan of Reorganization and Stock Exchange Agreement entered into between the Company and CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. The operating costs also reflect deferred compensation payable to the President of the company for services rendered in the quarter ended September 30, 1998. The Company did not have assets, capital, or cash to pay any of its accounts payable as of September 30, 1998. The Company wrote off, in the second quarter, an estimated tax benefit of $202,326 carred as an asset due to the unlikelyhood of it being usable in the Internal Revenue Code. Loss for the period per share was ($.089) adjusted for the reverse split, compared to $0 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $57,750 as of September 30, 1998, comprised of accounts payable for accounting and legal services rendered for the Company and funds advanced by shareholders. As of September 30, 1998, the Company has no tangible assets and total liabilities of $57,750. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

                           PART II. OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS
                   None


Item 2.      CHANGES IN SECURITIES

         In 1997 and 1998, the Company effected two reverse stock splits: a one for 20 reverse split (December 1997) and a one for five reverse split in July 1998. For trading purposes, there was a delay in implementing the reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one for 20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998 because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision." Certain members of the NASDAQ disagree with the NASDAQ's ruling. There is no assurance regarding the final outcome of the NASDAQ's UPC #084-98, or the effect that the ruling and dispute will have on the Company.


Item 3.      DEFAULTS UPON SENIOR SECURITIES
                   None


Item 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Written Consent of a Majority of Shareholders was obtained July 16, 1998 to effect a reverse split of one for five issued and outstanding shares. The Board of Directors concurred in the action by Board Resolution.

Item 5.      OTHER INFORMATION

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  3.4 Amendment to Articles of Incorporation filed
                  August 5, 1998

         Reports on Form 8-K for the period:

                  8-K filed August 17, 1998
                  8-K filed September 18, 1998

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