Form 10-K
period 1998-12-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-04-13
CIK 845807

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-98
                       Commission file number 33-26531-LA

                        COMMERCIAL LABOR MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

       Nevada                                                88-0241079
-----------------------                                      -------------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

                  137 N. Larchmont, #507, Los Angeles, CA 90004
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      Yes  X              No
                         -----               ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                         Yes           X    No
                    -----            ------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: $1,844,550 (based on the closing bid price of $7.50 per share as reported on OTC BB as of December 31, 1998)

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 1998: 4,564,741.

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

         On August 6, 1998, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company was to acquire 100% of the issued and outstanding stock of CNG in consideration for the issuance of 4,200,000 shares of the Company's Common Stock (i.e., to result in the CNG shareholder owning an agreed upon percentage of the Company's total issued and outstanding stock ont he closing of the transaction). The proposed acquisition of CNG did not close. Management believes that CNG and its shareholder breached the Agreement. Accordingly, the Company filed a lawsuit against CNG in 1999, the sole share holder of CNG, and Westower Corporation (the company which announced that it had acquired CNG) for breach of contract, intentional interference with business relationship and related claims. The Company has not yet specified the amount of its damages. There is no assurance that the Company will prevail in its filed lawsuit against the defendants, or that it will recover any of its claimed damages. The principal shareholders of the Company are currently advancing the costs of the lawsuit on behalf of the Company. There is no assurance that the Company will be able to make any business acquisition in the future.

         As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not deliver any shares of its Common Stock to the CNG shareholder. 3,378,434 Common Shares have been issued to the principal shareholders of the Company pending another business combination, if any (none has yet been identified), as disclosed in the Company's Report on Form 8-K, dated October 27, 1998.

     At year end, the Company had a loss carryforward in the amount of $821,659 which probably will not b available to offset future taxable income due to tax code restrictions. These losses expire as they offset income or can be carried forward for a maximum of 15 years. The intangible long term asset of $202,326 previously recorded for the potential tax benefit from the loss carryforward was written off in the second quarter because the Company did not believe that the loss carryforward will be available to offset income which may be earned by the Company in the future, if any, due to Internal Revenue Code restrictions.

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

Item 3.           Legal Proceedings

         The Company was a party to no pending legal proceedings, nor is any property subject to such proceedings, at December 31, 1998. Subsequent to year end, the Company filed suit against Paul Bishop, CNG Communications, Inc. and Westower Corporation for breach of contract.

Item 4.           Submission of Matters to a Vote of Security
                  Holders

         Written Consent of a Majority of Shareholders was obtained July 16, 1998 to effect reverse split of one for five issued and outstanding shares. The Board of Directors concurred in the action by Board Resolution.

         Also, in December 1997, the Company effected a one-for-twenty reverse stock split of the issued and outstanding shares through written consent of a majority of the issued and outstanding shares and concurrent Board of Directors Resolution. For trading purposes, there was a delay in implementing the reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one-for-20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998 because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision" ruling. There is no assurance regarding the final outcome of the NASDAQ'S UPC #084-98, or the effect the ruling and dispute will have on the Company.


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "CLMI."

         The range of high and low bid quotations for each fiscal quarter since the last report and previous two years, as reported by the National Quotation Bureau Incorporated, was as follows:

                  1998                          High        Low
               ----------------              ----------     ------
               First quarter*                  $  .31        .09
               Second quarter*                 $  .31        .28
               Third quarter*                  $  .56        .09
               Fourth quarter*                 $18.50        .50

* Split adjusted one for 100

                   1997                          High       Low
               ----------------                --------     -------
                First quarter                     .01          *
                Second quarter                    .01          *
                Third quarter                     .01          *
                Fourth quarter                   $.01          *

                    1996                          High      Low
                ---------------                  -------    -------
                First quarter                     .07         .05
                Second quarter                    .02         .01
                Third quarter                     .02         .01
                Fourth quarter                   $.02        $.01

* No quotations reported

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 1998, there were approximately 300 record holders of the Company's Common Stock not including shares held in "street name" in brokerage accounts, which number is unknown.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                  Financial Condition and Changes in Financial
                  Condition

         During the fiscal year ended December 31, 1998, the Company continued to search for and evaluate operating businesses for potential acquisition, although no offers were completed by the Company. One agreement was entered into with CNG Communications, Inc., but CNG reneged on the agreement, and the matter is now the subject of litigation. The search for a new business acquisition was only conducted sporadically because management, which was not paid any compensation by the Company during the fiscal year ending December 31, 1998, was able to dedicate only a limited amount of time to the Company's affairs.

Management plans to continue to maintain the Company's reports to the Securities and Exchange Commission current in 1999 and to intensify its focus on the Company's goal of acquiring or entering into a business combination with a new operating business.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company had a working capital deficit of $57,750 as of December 31, 1998, comprised of accounts payable for accounting and legal services rendered for the Company and funds advanced by shareholders. As of December 31, 1998, the Company has no tangible assets and total liabilities of $57,750. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

         No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

         Results of Operations

1998 Compared to 1997

The Company had no business operations or revenues in the period in 1998 or 1997. The Company incurred $31,875 in officers' consulting fees and expenses in the period in 1998 compared to no expenses in 1997. The Company did not have assets, capital, or cash to pay any of its accounts payable as of year end. Loss per share for the period was ($.004) adjusted for reverse split, compared to $0 in 1997.

1997 Compared to 1996

         During the fiscal year ended December 31, 1997, the Company incurred no general and administrative expenses. In 1996 the Company incurred $25,875 in General and Administrative expenses most of which were professional fees and wrote off as uncollectible a $180,000 receivable from an officer. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Profit/loss on operations in 1997 was ($0) compared to the 1996 loss on operations ($205,875).

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

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a)

         The directors and executive officers of the Company as of December 31, 1998, are as follows:

      Name                       Age              Position
-----------------               -----             ------------------------
Edward L. Torres                 39               President, CFO, Director

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

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.     Edward Torres                        President and Director
         b.     Mark Richardson                      Shareholder
         c.     Mark French                          Vice President and Director
                                                     (resigned in 1998)

         2. For each person, listed by subparagraph letter above:

Number of late             Number of                   Known failures
reports                    transactions not            to file forms
                           reported on a
                           timely basis
----------------           -----------------           ---------------

a.   three                 two                         Form 4 for Aug. 1998
                                                       Form 4 for Oct. 1998
                                                       Form 5 for 1998

b.   three                 two                         Form 4 for Aug. 1998
                                                       Form 4 for Oct. 1998
                                                       Form 5 for 1998

c.   three                 two                         Form 4 for Aug. 1998
                                                       Form 4 for Oct. 1998
                                                       Form 5 for 1998

Item 10.          Executive Compensation

         The Company accrued $31,875 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1998 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                     Annual         Compensation                                 Awards
Name and              Year           Salary         Bonus          Other Annual          Restricted              Securities
Principal                            ($)            ($)            Compensation          Stock                   Underlying
Position                                                           ($)                   Award(s)                Options/
                                                                                         ($)                     SARs (#)
----------------------------------------------------------------------------------------------------------------------------

Edward L.             1998           0                0              31,875                      0                       0
Torres,
President

                      1997           0                0              0                           0                       0

                      1996           0                0              0                           0                       0
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

Mark                  1998           0                0              0                           0                       0
French,
Secretary
(resigned
in 1998)

                      1997           0                0              0                           0                       0

                      1996           0                0              0                           0                       0


     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                             Cash Compensation                                                      Security Grants
Name                         Annual              Meeting            Consulting               Number           Number of
                             Retainer            Fees               Fees/Other               of               Securities
                             Fees ($)            ($)                Fees ($)                 Shares           Underlying
                                                                                             (#)              Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------

A. Director                     0                   0                  0                        0                0
Edward L. Torres

B. Director                     0                   0                  0                        0                0
Mark French
(resigned in
1988)


Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth information, as of December 31, 1998, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and each member of management.


      Stock                Names and Address                  Beneficial               Percent
Title of Class             of Beneficial Owner                Ownership                of Class
--------------             ---------------------              -----------              --------
Common                     Mark J. Richardson (1)             1,689,217                 37%
                           1299 Ocean Avenue
                           Suite 900
                           Santa Monica, CA  90401

Common                     Edward L. Torres (2)               1,689,217                 37%
                           208 Mira Mar Ave.
                           Suite One
                           Long Beach, CA  90803
                           President and Director


(1)      Mr. Richardson is a consultant to the Company.

(2) Mr. Torres is the President, Chief Financial Officer and Chairman of the Board of Directors of the Company.

Item 12.          Certain Relationships and Related Transactions

         In Sept. 1998 the Company issued 4,200,000 shares of its common stock for the closing of the proposed CNG acquisition, which were never delivered and such shares were canceled.

         On July 31, 1998, the Company canceled 6,539,044 shares due to the reverse split (one for five) to facilitate the proposed CNG acquisition. On October 27, 1998, the Company reissued 3,378,434 shares consisting of 1,689,217 shares each to Mark Richardson, a shareholder holding more than ten percent of the outstanding shares of the corporation, and Ed Torres President and Director in consideration of their efforts and services.


                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:
                           August 11, 1998
                           September 11, 1998
                           October 27, 1998

                  2.       Exhibits:

                           None.

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number          Exhibit                           Page Number
------------        ---------------                   ------------

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

                                            COMMERCIAL LABOR MANAGEMENT, INC.
                                            (Registrant)

Date: 4/12/99
                                            /s/ Edward M. Torres
                                            ------------------------------------
                                            President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            COMMERCIAL LABOR MANAGEMENT, INC.
                                            (Registrant)

Date: 4/12/99
                                            /s/ Edward M. Torres
                                            ------------------------------------
                                            Director


                                            ------------------------------------
                                            Director


                                            ------------------------------------
                                            Director



                                             COMMERCIAL LABOR MANAGEMENT, INC.
                                                       BALANCE SHEET






                                            ASSETS

                                          December 31,                  December 31,
                                          1998                          1997
                                          ---------------------------------------------------------------

CURRENT ASSETS
Note receivable                                $0                              $0
                                          ---------------------------------------------------------------

TOTAL CURRENT ASSETS                            0                               0

FIXED ASSETS
Tax benefit                                     0                         202,326
Land                                            0                               0
                                          ---------------------------------------------------------------

TOTAL FIXED ASSETS                              0                         202,326
                                          ---------------------------------------------------------------

TOTAL ASSETS                                   $0                        $202,326
                                          ===============================================================





                               The Accompanying Notes are an Integral Part of This Statement




                                             COMMERCIAL LABOR MANAGEMENT, INC.
                                                      BALANCE SHEETS






                                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                             December 31,                 December 31,
                                             1997
                                             ----------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                 $57,750                     $25,875
Note payable for land                                  0                           0
                                             ----------------------------------------------------------

TOTAL CURRENT LIABILITIES                         57,750                      25,875
                                             ----------------------------------------------------------

TOTAL LIABILITIES                                 57,750                      25,875

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value,
50,000,000 shares authorized;
8,173,804 (1997) & 4,564,741
(1998) issued & outstanding                      231,813                     231,813
Paid-in Capital                                  572,506                     572,506
Accumulated deficit                             (862,069)                   (627,868)
                                             ----------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                       (57,750)                    176,451
                                             ----------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $0                    $202,326
                                             ==========================================================






                               The Accompanying Notes are an Integral Part of This Statement




                                             COMMERCIAL LABOR MANAGEMENT, INC.
                                                    STATEMENT OF INCOME







                                       December 31,                  December 31,
                                       1998                          1997
                                       -------------------------------------------------------------

Expenses:
 Professional fees                       $31,875                            $0
 Tax Benefit Write-off                   202,326                             0
                                       -------------------------------------------------------------

TOTAL EXPENSES                           234,201                             0

Net Income/(Loss) Before Taxes          (234,201)                            0

NET INCOME (LOSS)                      ($234,201)                            0
                                       -------------------------------------------------------------

Weighted Average Number of
Shares Outstanding                     6,013,655                    10,205,625

Income Per Share of Common Stock
                                           ($.04)                            0
                                       =============================================================





                               The Accompanying Notes are an Integral Part of This Statement




                                             COMMERCIAL LABOR MANAGEMENT, INC.
                                                  STATEMENT OF CASH FLOW







                                                         December                 December
                                                         31, 1998                 31, 1997
                                                         -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash from Operating Activities                            0                        0
                                                         -----------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES

Net Cash from Investing Activities                            0                        0
                                                         -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash from Financing Activity                              0                        0
                                                         -----------------------------------

Net Increase (Decrease) in Cash                               0                        0

Cash at beginning of year                                     0                        0
                                                         -----------------------------------

Cash at end of year                                          $0                       $0
                                                         ===================================





                               The Accompanying Notes are an Integral Part of This Statement




                                             COMMERCIAL LABOR MANAGEMENT, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FROM DECEMBER 31, 1993 TO DECEMBER 31, 1998


                                     Common Stock                Preferred Stock
                          ----------------------------------------------------------



                                                                                    Additional   Treasury
                               Number of                 Number of                  Paid-in      Stock &      Accumulated
                               Shares         Amount     Shares         Amount      Capital      Adj's        Deficit       Total
                          ----------------------------------------------------------------------------------------------------------

BALANCE -
12/31/93                       800,000       40,000                                 219,197      (171,685)    105,287       364,479

        1994 ACTIVITY
Exercise of
warrants                        50,000
2-for-1 split
3/1/94                         850,000
Warrants
exercised                      197,867       11,813                                 473,340       171,685                   656,838
Adjust stock to
reflect the 1993
SEMAC debt
exchange                      (395,141)
Sale of
operations                    (619,200)                                             171,685
Loss for the year
ended 12/31/94
                                                                                                             (590,767)     (590,767)
                          ----------------------------------------------------------------------------------------------------------

BALANCE - Dec.
31, 1994                       883,526      $51,813                                $864,217             0   ($485,480)     $430,550
                          ==========================================================================================================
        1995 ACTIVITY
3-for-1 reverse
split 3/20
1995 Net                      (589,018)
Transactions
Issuance of                  8,970,076
Preferred Stock
Loss for the
period ended                                              180,000       180,000                                             180,000
9/30/95

                                                                                                               (6,513)       (6,513)
                          ----------------------------------------------------------------------------------------------------------

BALANCE - Dec.
31, 1995                     9,264,584      $51,813       180,000       180,000    $864,217             0   ($491,993)     $604,037
                          ==========================================================================================================

        1996 ACTIVITY
Loss for the year
ended 12/31/96
                                                                                                             (135,875)     (135,875)
                          ----------------------------------------------------------------------------------------------------------

BALANCE - June
30, 1996                     9,264,584      $51,813       180,000       180,000    $864,217             0   ($627,868)     $468,162
                          ==========================================================================================================

        1997 ACTIVITY
Cancellation of
land transaction                                                                                                           (291,711)
General                                                                            (291,711)
cancellations
                            (2,603,548)
                          ----------------------------------------------------------------------------------------------------------

BALANCE - Mar. 31, 1997      6,661,036      $51,813       180,000       180,000    $572,506             0   ($627,868)      176,451
                          ==========================================================================================================

Cancellations
Issuances/Con-              (4,425,000)
versions                    10,628,048      180,000       180,000       180,000    $572,506             0   ($627,868)      176,451
                          ----------------------------------------------------------------------------------------------------------

BALANCE - June
30, 1997                    12,864,048      231,813             0             0    $572,506             0   ($627,868)      176,451
                          ==========================================================================================================

BALANCE - Sept.
30, 1997                    12,864,048      231,813             0             0    $572,506             0   ($627,868)      176,451
                          ==========================================================================================================

20-for-1 reverse
split                      (12,220,880)
New issuances                7,530,600
                          ----------------------------------------------------------------------------------------------------------
BALANCE -
Dec. 31, 1997                8,173,804       231,813            0             0    $572,506             0    (627,868)      176,451
                          ==========================================================================================================

        1998 ACTIVITY

20-for-1 reverse
split                       (6,539,043)                                                                      (234,201)     (234,201)
Cancellation of
shares                       7,530,600
New issuances                3,378,434
                          ----------------------------------------------------------------------------------------------------------

BALANCE -
Dec. 31, 1998                4,564,741      231,813             0             0    $572,506             0    (862,069)      (57,750)
                          ==========================================================================================================




                                         The Accompanying Notes are an Integral Part of This Statement



                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                DECEMBER 31, 1998


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

         Earnings per share:

         The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common share outstanding during the applicable period. For 1997, the calculation is as follows: 9,264,584 shares outstanding for 7 weeks, 6,661,036 were outstanding for 9 weeks, 1,194,528 shares were outstanding for 1 week, 12,864,084 for approximately 9 weeks, equals an average of 10,811.998. For January 1, 1998, the shares outstanding were 8,173,804. From July 31, 1998 to August 4, 1998, the shares outstanding were 1,634,760. from August 4, 1998 to October 27, 1998, the shares outstanding were 1,186,307. From October 27, 1998 to December 31, 1998, the shares outstanding were 4,564,741. On December 31, 1998, the shares outstanding were 4,564,741.

2.       PAID IN CAPITAL:

         Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                DECEMBER 31, 1997

         shareholders of record in exchange for these net assets. Also, in the forth quarter of 1994, the Company issued some common stock to individuals to whom money was owed for professional services rendered prior to September 30, 1994.

3.       CAPITAL STOCK:

         Preferred Convertible Stock
         The authorized capital stock of the Company includes 2,000,000 shares of Preferred Stock, par value $.001 per share. The Company has no outstanding shares of Preferred Stock as of December 31, 1998.

         Common Stock
         The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. As of December 31, 1998, 4,564,741 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

         In 1997 and 1998, the Company effected two reverse stock splits, a one for 20 reverse split and a one for five reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084- 98) advising NASDAQ members that the effective date of the one for 20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998, because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision." Certain members of the NASDAQ disagree with the NASDAQ's ruling. There is no assurance regarding the final outcome of the NASDAQ's UPC #084-98, or the effect that the ruling and dispute will have on the Company. In addition, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company planned to issue 4,200,000 shares of its Common Stock to the sole shareholder of CNG, and cancel a sufficient number of outstanding shares to result in the CNG shareholder owning an agreed upon percentage of the Company on the closing of the transactions. As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not issue any shares of its Common Stock to the CNG shareholder. Shares which were surrendered for have been reissued and are currently being held by the principal shareholders of the Company pending another business combination.
                                       F-7

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                DECEMBER 31, 1997

4.       Related Party Transactions:

         On July 31, 1998, the Company canceled 6,539,044 shares due to the reverse split (one for five) to facilitate the proposed CNG acquisition. On October 27, 1998, the Company reissued 3,378,434 shares consisting of 1,689,217 shares each to Mark Richardson, a shareholder holding more than ten percent of the outstanding shares of the corporation, and Ed Torres President and Director in consideration of their efforts and services.