Form 10KSB/A
period 1998-12-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-04-16
CIK 845807

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: $1,068,307 (based on the closing bid price of $7.50 per share as reported on OTC BB as of December 31, 1998)

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 1998: 4,564,741.

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

         In December 1997 the Company, by the written consent of its majority shareholders representing approximately 82.6% of the total issued and outstanding common stock of the Company, (i) amended its Articles of
Incorporation to increase the authorized common stock from 15,000,000 to 50,000,000 shares, par value $.001 per share, and (ii) effected a one for twenty reverse stock split to result in a total of 643,804 shares of common stock issued and outstanding. On December 31, 1997, an additional 7,530,600 shares of the common stock were issued to a consultant for services rendered, resulting in a total of 8,173,804 shares of the Company's common issued and outstanding as of December 31, 1997. In July 1998, the company, by the written consent of its majority shareholders representing approximately 87% of the total issued and outstanding common stock of the Company, effected a one for five reverse stock split.

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

     As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not deliver any shares of its Common Stock to the CNG shareholder. After the cancellation of shares, 4,200,000 Common Shares have been issued to the principal shareholders of the Company pending another business combination, if any (none has yet been identified), as disclosed in the Company's Report on Form 8-K, dated October 27, 1998.

     At year end, the Company had a loss carryforward in the amount of $821,659 which probably will not be available to offset future taxable income due to tax code restrictions. These losses expire as they offset income or can be carried forward for a maximum of 15 years. The intangible long term asset of $202,326 previously recorded for the potential tax benefit from the loss carryforward was written off in the second quarter because the Company did not believe that the loss carryforward will be available to offset income which may be earned by the Company in the future, if any, due to Internal Revenue Code restrictions.

EMPLOYEES:

         The Company does not currently have any employees. The executive officers of the Company are not currently paid any salary or other compensation for their services.

         No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year.

         The Company was inactive and presently does not participate in any industry segment. The Company had no material revenues or operating profits or identifiable assets attributable to its industry segment.

Item 2.           Property

         The Company does not have any formal offices at year end. Records are maintained and mail received at 137 N. Larchmont, #507, Los Angeles, CA 90004. The Company owns no real property.

Item 3.           Legal Proceedings

         The Company was a party to no pending legal proceedings, nor is any property subject to such proceedings, at December 31, 1998. Subsequent to year end, the Company filed suit against Paul Bishop and CNG Communications, Inc. for breach of contract.

Item 4.           Submission of Matters to a Vote of Security
                  Holders

     Written Consent of a Majority of Shareholders was obtained on July 16, 1998 to effect a reverse stock split of one for five issued and outstanding shares. The Board of Directors concurred in the action by Board resolution. In December 1997, the Company effected a one-for-twenty reverse stock split of the issued and outstanding shares through written consent of a majority of the issued and outstanding shares and concurrent Board of Directors resolution. For trading purposes, there was a delay in implementing the reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one-for-20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998 because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision" ruling. There is no assurance regarding the final outcome of the NASDAQ'S UPC #084-98, or the effect the ruling and dispute will have on the Company.


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

         No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from outside sources.

         Results of Operations

1998 Compared to 1997

The Company had no business operations or revenues in the period in 1998 or 1997. The Company incurred $31,875 in officers' consulting fees and expenses in 1998 compared to no expenses in 1997. The Company did not have assets, capital, or cash to pay any of its accounts payable as of year end. Loss per share for the period was ($.004) adjusted for reverse split, compared to $0 in 1997.

1997 Compared to 1996

         During the fiscal year ended December 31, 1997, the Company incurred no general and administrative expenses. In 1996 the Company incurred $25,875 in General and Administrative expenses most of which were professional fees and wrote off as uncollectible a $180,000 receivable from an officer. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Profit/loss on operations in 1997 was zero compared to the 1996 loss on operations of $205,875.

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

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a)

         The directors and executive officers of the Company as of December 31, 1998, are as follows:

      Name                       Age              Position
-----------------               -----             ------------------------
Edward L. Torres                 39               President, Chief Financial
                                                  Offieer, Secretary, Director

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

     Edward L. Torres has been the President, Chief Financial Officer, and Chairman of the Board of Directors of the Company since July 30, 1995 and was the President of the Company from March 21, 1995 until June 1, 1995. Mr. Torres became the Secretary of the Company in 1998. Mr. Torres was also the President and principal shareholder of Commercial Labor Management, Inc. from its inception in 1992 until July 30, 1995, when it ceased to conduct business. Commercial Labor Management, Inc. was engaged in the business of leasing employees to a variety of businesses, primarily in California. Since the cessation of business by Commercial Labor Management, Inc., Mr. Torres has been an independent marketing consultant for other employee leasing companies. Mr. Torres has a Bachelors in Business Administration from South Bay University.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) filings.

         1. The following persons filed reports under Section 16(a) during the most recent fiscal year:

         a.     Edward Torres                        President and Director
         b.     Mark Richardson                      Shareholder

     Mark French, the prior Secretary and a Director of the Company, did not, to the Company's knowledge, file any reports under Section 16(a) of the Exchange Act.

         2. For each person, listed by subparagraph letter above:

Number of late             Number of                   Known failures
reports (2)                transactions not            to file forms
                           reported on a
                           timely basis
----------------           -----------------           ---------------

a.   one                   none                        Form 5 for 1998 (1)

b.   one                   none                        Form 5 for 1998 (1)

(1) The Company belives there would be no transactions on Form 5 which were not reported on Form 4 for 1998.

(2) The Company believes Mark French was required to file a Form 4 and a Form 5 for transactions in 1997.


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


      Stock                Names and Address                  Beneficial               Percent
Title of Class             of Beneficial Owner                Ownership                of Class
--------------             ---------------------              -----------              --------
Common                     Mark J. Richardson (1)             2,220,400                 48.7%
                           1299 Ocean Avenue
                           Suite 900
                           Santa Monica, CA  90401

Common                     Edward L. Torres (2)               2,100,000                 46%
                           208 Mira Mar Ave.
                           Suite One
                           Long Beach, CA  90803
                           President and Director


(1)      Mr. Richardson is a consultant to the Company.

(2) Mr. Torres is the President, Chief Financial Officer and Chairman of the Board of Directors of the Company.

Item 12.          Certain Relationships and Related Transactions

     In September 1998 the Company caused a stock certificate for 4,200,000 shares of its common stock to be prepared for the closing of the proposed CNG acquisition, which was never delivered and such shares were canceled.

     On July 31, 1998, the Company canceled 6,539,044 shares due to the reverse split (one for five) to facilitate the proposed CNG acquisition. On October 27, 1998, the Company reissued 4,200,000 shares consisting of 2,100,000 shares each to Mark Richardson, a shareholder holding more than ten percent of the outstanding shares of the corporation, and Ed Torres, President and Director of the Company, pending another business combination which has not yet been identified.

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

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number          Exhibit                           Page Number
------------        ---------------                   ------------

3.1                 Articles of                       *Incorporated by
                    Incorporation                     reference to Registration
                                                      Statement #2-87742-D

3.2                 Bylaws                            *Incorporated by
                                                      reference to Registration
                                                      Statement #2-87742-D

3.3                 Amendments to Articles            *Incorporated by
                    of Incorporation filed            reference to Form 8-K
                    May 1998                          filed January 21, 1999

3.4                 Amendments to the Articles        *Incorporated by
                    of Incorporation filed            reference to Form 8-K
                    August 1998                       filed January 21, 1999

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
                          ==========================================================================================================

        1996 ACTIVITY
Loss for the year
ended 12/31/96
                                                                                                             (135,875)     (135,875)
                          ----------------------------------------------------------------------------------------------------------

BALANCE - June
30, 1996                     9,264,584      $51,813       180,000       180,000    $864,217             0   ($627,868)     $468,162
                          ==========================================================================================================

        1997 ACTIVITY
Cancellation of
land transaction                                                                                                           (291,711)
General                                                                            (291,711)
cancellations
                            (2,603,548)
                          ----------------------------------------------------------------------------------------------------------

BALANCE - Mar. 31, 1997      6,661,036      $51,813       180,000       180,000    $572,506             0   ($627,868)      176,451
                          ==========================================================================================================

Cancellations
Issuances/Con-              (4,425,000)
versions                    10,628,048      180,000       180,000       180,000    $572,506             0   ($627,868)      176,451
                          ----------------------------------------------------------------------------------------------------------

BALANCE - June
30, 1997                    12,864,048      231,813             0             0    $572,506             0   ($627,868)      176,451
                          ==========================================================================================================

BALANCE - Sept.
30, 1997                    12,864,048      231,813             0             0    $572,506             0   ($627,868)      176,451
                          ==========================================================================================================

20-for-1 reverse
split                      (12,220,880)
New issuances                7,530,600
                          ----------------------------------------------------------------------------------------------------------
BALANCE -
Dec. 31, 1997                8,173,804       231,813            0             0    $572,506             0    (627,868)      176,451
                          ==========================================================================================================

        1998 ACTIVITY

20-for-1 reverse
split                       (6,539,043)                                                                      (234,201)     (234,201)
Cancellation of
shares                      (1,270,020)
New issuances                4,200,000
                          ----------------------------------------------------------------------------------------------------------

BALANCE -
Dec. 31, 1998                4,564,741      231,813             0             0    $572,506             0    (862,069)      (57,750)
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

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                DECEMBER 31, 1998

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

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                DECEMBER 31, 1998

4.       Related Party Transactions:

         On July 31, 1998, the Company canceled 6,539,044 shares due to the reverse split (one for five) to facilitate the proposed CNG acquisition. On October 27, 1998, the Company reissued 4,200,000 shares consisting of 2,100,000 shares each to Mark Richardson, a shareholder holding more than ten percent of the outstanding shares of the corporation, and Ed Torres, President and Director, of the Company, pending another business combination which has not yet been identified.