Form 10KSB/A
period 1998-12-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-05-04
CIK 845807

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

                                            COMMERCIAL LABOR MANAGEMENT, INC.
                                            (Registrant)

Date: 4/12/99
                                            /s/ Edward M. Torres
                                            ------------------------------------
                                            Director


                                            ------------------------------------
                                            Director


                                            ------------------------------------
                                            Director

                            ARMANDO C. IBARRA, C.P.A.
                           A PROFESSIONAL CORPORATION

Armando C. Ibarra, C.P.A.                                         Members of the
Armando Jr., C.P.A.                                        California Society of
Lawrence Hayman, ret.                               Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Of Commercial Labor Management

We have audited the accompanying balance sheets of Commercial Labor Management, Inc. (a Nevada corporation) as of December 31, 1998 and 1997 and the related statements of income, stockholder's equity and retained earnings, and cash flows for the years then ended. These financial statements are responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit ot obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Labor Management, Inc. as of December 31, 1998 and 1997, and the and the result of its operations and its cash flows for years then ended in conformity with generally accepted accounting principles.



/s/ Armando C. Ibarra
------------------------
ARMANDO C. IBARRA, C.P.A


Chula Vista

March 31, 1999

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