Form 10QSB
period 1999-03-31
COMMERCIAL LABOR MANAGEMENT INC
filed 1999-05-14
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR QUARTER ENDED MARCH 31, 1999



                       COMMERCIAL LABOR MANAGEMENT, INC.
            (Exact Name of Registrant as specified in its Charter)



         Nevada                             88-241079
         ------                             ---------
(State or other Jurisdiction of           I.R.S. Employer
Incorporation or Organization             Identification No.)


208 Mira Mar Avenue, Suite One, Long Beach, California  90703
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

                                Yes  X       No
                                 -----       -----

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock

Common Stock, $.001 par value             4,564,741
-----------------------------             ---------
Title of Class                            Number of Shares Outstanding
                                          at March 31, 1999

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                 BALANCE SHEET




                                    ASSETS

                               March 31, 1999           December 31, 1998
-------------------------------------------------------------------------------
CURRENT ASSETS                                      $0                      $0
                               ------------------------------------------------
  TOTAL CURRENT ASSETS                               0                       0
FIXED ASSETS
Tax benefit                                          0                       0
Land                                                 0                       0
                               ------------------------------------------------
  TOTAL OTHER ASSETS                                 0                       0
TOTAL ASSETS                                        $0                      $0
                               ================================================







         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                                 BALANCE SHEET
                     LIABILITIES AND STOCKHOLDERS' EQUITY







                                    March 31, 1999       December 31, 1998
-------------------------------------------------------------------------------
Current Liabilities:
Accounts payable                                 $72,200               $57,750
                                    -------------------------------------------
LIABILITIES                                            0                57,750
                                    -------------------------------------------
TOTAL LIABILITIES                                $72,200                25,875
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value,                   231,813               231,813
50,000,000 shares authorized,
8,173,804 issued and outstanding
at March 31, 1998
Preferred Class A stock                                0                     0

Paid-in Capital                                  572,506               572,506
Accumulated Deficit                            (876,519)             (862,069)
                                    -------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                      (72,200)              (57,750)
                                    -------------------------------------------
TOTAL LIABILITIES AND                                 $0                    $0
STOCKHOLDERS' EQUITY
                                    ===========================================





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                              STATEMENT OF INCOME
                                March 31, 1999





                                        March 31, 1999       March 31, 1998
 Expenses                                         $14,450                   $0
                                     ==========================================
NET INCOME (LOSS)                                (14,450)                    0
Weighted Average Number of Shares
Outstanding                                     4,564,741            1,634,760*
Income (Loss) Per Share of Common
Stock                                              (.001)                 0.00
                                     ==========================================





  *Adjusted for reverse split

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                       COMMERCIAL LABOR MANAGEMENT, INC.
                            STATEMENT OF CASH FLOW
                                March 31, 1999





CASH FLOWS FROM OPERATING ACTIVITIES                                         0

NET CASH FROM OPERATING ACTIVITIES                                    (14,450)
                                                  -----------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                      0

NET CASH FROM INVESTING ACTIVITIES                                           0
                                                  -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                         0

NET CASH FROM FINANCING ACTIVITY                                             0
                                                  -----------------------------
NET INCREASE (DECREASE) IN CASH                                              0

CASH AT BEGINNING OF YEAR                                                    0
                                                  -----------------------------
CASH AT END OF YEAR                                                          0
                                                  =============================







         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                          COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                                MARCH 31, 1999


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

EARNINGS PER SHARE:

The calculations of earnings per share was determined by dividing the net income or loss by the computed weighted average number of common shares outstanding during the applicable period. At March 31, 1999 the shares outstanding are 4,564,741.

INCOME TAXES:

In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB 109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

                          COMMERCIAL LABOR MANAGEMENT
                       NOTES TO THE FINANCIAL STATEMENT
                                MARCH 31, 1999


2. PAID IN CAPITAL:

Paid in capital is made up in part by cash contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to shareholders of record in exchange for these assets.

3. CAPITAL STOCK:

PREFERRED STOCK
The authorized capital stock of the Company includes 2,000,000 shares of Preferred Stock, par value $.001 per share. The Company has no outstanding shares of Preferred Stock as of March 31, 1999.

COMMON STOCK
The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. As of March 31, 1999, 4,564,741 shares of the Company's Common Stock were outstanding.

In 1997 and 1998, the Company effected two reverse stock splits, a one for 20 reverse split and a one for five reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one for 20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998, because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision." Certain members of the NASDAQ disagree with the NASDAQ's ruling. There is no assurance regarding the final outcome of the NASDAQ's UPC #084-98, or the effect that the ruling and dispute will have on the Company. In addition, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with DNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company planned to issue 4,200,000 shares of its Common Stock to the sole shareholder of CNG, and cancel a sufficient number of outstanding shares to result in the CNG shareholder owning an agreed upon percentage of the Company on the closing of the transactions. As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not issue any shares of its Common Stock to the CNG shareholder. Shares which were surrendered for have been reissued and are currently being held by the principle shareholders of the Company, pending another business combination.

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                 MARCH 31, 1999


4.    Related Party Transactions:

      On July 31, 1998 the Company canceled 6,539,044 shares due to the reverse split (one for five) to facilitate the proposed CNG acquisition. On October 27, 1998, the Company reissued 4,200,000 shares consisting of 2,100,000 shares each to Mark Richardson, a shareholder holding more than ten percent of the outstanding shares of the corporation, and Ed Torres, President and Director, pending another business combination which has not yet been identified.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

During the fiscal quarter ended March 31, 1999, management continued to seek an operating business to acquire or with which to enter into a business combination. There is no assurance that the Company will be able to make a business acquisition in the future.

RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company incurred operating expenses of $14,450 and no revenues during the quarter ended March 31, 1999. In the same period in 1998 it had no revenues or expenses. The Company does not have the funds to pay any of its accounts payable at this time. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available. Operating profit/loss for the period in 1999 was ($14,450) compared to $0 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $72,200 as of March 31, 1999, comprised of accounts payable for accounting and legal services rendered transfer fees and miscellaneous corporate expenses for the Company. As of March 31, 1999, the Company has no tangible assets and total liabilities of $72,200. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

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

Date:   May 14, 1999                By: /s/ Edward L. Torres
                                        ------------------------
                                            Edward L. Torres
                                            President and Chief

                                            Financial Officer