Form 10QSB
period 1999-06-30
ZEROS & ONES INC
filed 1999-08-09
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JUNE 30, 1999

                        Commission File No. 33-26531-LA

                        COMMERCIAL LABOR MANAGEMENT, INC.
             (Exact Name of Registrant as specified in its Charter)


                               ZEROS & ONES, INC.
                     -------------------------------------
                      (Name Change Effective July 1, 1999)


         Nevada                                            88-241079
--------------------------------                       ----------------------
(State or other Jurisdiction of                          I.R.S. Employer
Incorporation or Organization                            Identification No.)


                     39 E. Walnut Street, Pasadena, CA 91103
          ------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, including Area Code: (626) 584-4040

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       -----     -----


    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock.


Common Stock, $.001 par value                      4,587,741
-----------------------------                      ---------
Title of Class                                     Number of Shares Outstanding
                                                   at June 30, 1999


                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET




                                     ASSETS

                                             June 30, 1999                         December 31, 1998
-------------------------------------------- ------------------------------------- -----------------------------------
CURRENT ASSETS                                                                  $0                                  $0
                                             ------------------------------------- -----------------------------------
  TOTAL CURRENT ASSETS                                                           0                                   0
FIXED ASSETS
Tax benefit                                                                      0                                   0
Land                                                                             0                                   0
                                             ------------------------------------- -----------------------------------
  TOTAL OTHER ASSETS                                                             0                                   0
TOTAL ASSETS                                                                    $0                                  $0
                                             ===================================== ===================================




                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT




                        COMMERCIAL LABOR MANAGEMENT, INC.
                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                    June 30, 1999                    December 31, 1998
--------------------------------------------------- -------------------------------  ---------------------------------
Current Liabilities:
Accounts payable                                                                 $0                            $57,750
                                                    -------------------------------  ---------------------------------
LIABILITIES                                                                       0                             57,750
                                                    -------------------------------  ---------------------------------
TOTAL LIABILITIES                                                                $0                             57,750
STOCKHOLDERS' EQUITY:
Common stock, $.001 par                                                     231,813                            231,813
value, 50,000,000 shares
authorized, 4,587,741
issued and outstanding at
June 30, 1999
Preferred Class A stock
none issued and outstanding                                                       0                                  0
Paid-in Capital                                                             572,506                            572,506
Accumulated Deficit                                                       (876,519)                          (862,069)
                                                    -------------------------------  ---------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                 (72,200)                           (57,750)
                                                    -------------------------------  ---------------------------------
TOTAL LIABILITIES AND                                                            $0                                 $0
STOCKHOLDERS' EQUITY
                                                    ===============================  =================================






                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT




                        COMMERCIAL LABOR MANAGEMENT, INC.
                               STATEMENT OF INCOME
                       FOR SIX MONTHS ENDED JUNE 30, 1999






                                                               June 30, 1999                    June 30, 1998
Income Revenues                                                                    $0                               $0
                                                      ===============================  ===============================
Expenses                                                                     (14,450)                                0
                                                      ===============================  ===============================
 NET OPERATING INCOME (LOSS)                                                ($14,450)                               $0
                                                      ===============================  ===============================
Write off of tax benefit                                                            0                       ($202,326)
Net Profit (Loss)                                                                   0                        (202,326)
Weighted Average Number of
Shares Outstanding                                                          4,564,741                        8,173,804
Income (Loss) Per Share of
Common Stock                                                                  ($.001)                          ($.025)
                                                      ===============================  ===============================



                               STATEMENT OF INCOME
                      FOR THREE MONTHS ENDED JUNE 30, 1999



                                                               June 30, 1999                    June 30, 1998
Income Revenues                                                                    $0                               $0
                                                      ===============================  ===============================
Expenses                                                                            0                                0
                                                      ===============================  ===============================
 NET OPERATING INCOME (LOSS)                                                       $0                               $0
                                                      ===============================  ===============================
Write off of tax benefit                                                            0                        (202,326)
Net Profit (Loss)                                                                   0                       ($202,326)
Weighted Average Number of
Shares Outstanding                                                          4,564,741                        8,173,804
Income (Loss) Per Share of
Common Stock                                                                    $0.00                          ($.025)
                                                      ===============================  ===============================



                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                        COMMERCIAL LABOR MANAGEMENT, INC.
                             STATEMENT OF CASH FLOW
                        FOR 6 MONTHS ENDED JUNE 30, 1999




CASH FLOWS FROM OPERATING ACTIVITIES                                                                               0
NET CASH FROM OPERATING ACTIVITIES                                                                          (14,450)
                                                                         -------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                                                            0
NET CASH FROM INVESTING ACTIVITIES                                                                                 0
                                                                         -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                                               0
NET CASH FROM FINANCING ACTIVITY                                                                                   0
                                                                         -------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                                                    0
CASH AT BEGINNING OF YEAR                                                                                          0
                                                                         -------------------------------------------
CASH AT END OF YEAR                                                                                                0
                                                                         ===========================================







                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT


                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

Commercial Labor Management, Inc. (Formerly XL Corp.) Is a Nevada Corporation (the "Company") was organized October 19, 1988.

The Company was originally incorporated in Nevada under the Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March of 1995 the Board approved the merger with Commercial Labor Management which was handled as a reverse merger, and also approved a name change to Commercial Labor Management. However, that merger was rescinded and never completed. Effective July 1, 1999, the Company closed its agreements to acquire 100% of the assets of Zeros & Ones, Inc., a Delaware corporation ("ZOI")and 100% of the total issued and outstanding stock of Polyganol Research Corporation, a Delaware corporation ("Polyganol"), EKO Corporation, a Delaware corporation ("EKO"), Wood Ranch Technology Group, Inc., a Delaware corporation ("Wood Ranch"), and Kidvision, Inc., a Delaware corporation ("Kidvision"). The Company is in the process of acquiring the outstanding stock of Pillar West Entertainment, Inc., a California corporation.

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

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 1998

exchange for common stock. Common stock was issued to Shareholder's of record in exchange for these net assets. Also, in the fourth quarter of 1994 the Company issued common stock to individuals to whom money was owed for professional services rendered, prior to the sale-back of September 30, 1994.

3. CAPITAL STOCK:

PREFERRED STOCK
The authorized capital stock of the Company includes 2,000,000 shares of Preferred Stock, par value $.001 per share. The Company has no outstanding shares of Preferred Stock as of June 30, 1999.

COMMON STOCK
The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. As of June 30, 1999, 4,587,741 shares of the Company's Common Stock were outstanding, and as of August 4, 1999, 7,000,000 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

In 1997 and 1998, the Company effected two reverse stock splits, a one for 20 reverse split and a one for five reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one for 20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998, because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision." Certain members of the NASDAQ disagree with the NASDAQ's ruling. There is no assurance regarding the final outcome of the NASDAQ's UPC #084-98, or the effect that the ruling and dispute will have on the Company. In addition, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company planned to issue 4,200,000 shares of its Common Stock to the sole shareholder of CNG, and cancel a sufficient number of outstanding shares to result in the CNG shareholder owning an agreed upon percentage of the Company on the closing of the transactions. As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not issue any shares of its Common Stock to the CNG shareholder. Shares which were surrendered have been reissued and were held by the principle shareholders of the Company, pending another business combination.

                           COMMERCIAL LABOR MANAGEMENT
                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 1998



4.  RELATED PARTY TRANSACTION:

On July 31, 1998 the Company canceled 6,539,044 shares due to the reverse split (one for five) to facilitate the proposed CNG acquisition. On October 27, 1998, the Company reissued 4,200,000 shares consisting of 2,100,000 shares each to Mark Richardson, a shareholder holding more than ten percent of the outstanding shares of the corporation, and Ed Torres, President and Director, pending another business combination.

5.  SUBSEQUENT EVENTS:

Effective July 1, 1999, the Company acquired 100% of the assets of ZOI and 100% of the total issued and outstanding stock of Polyganol, Quantum, Wood Ranch, EKO, and Kidvision and is in the process of acquiring 100% of the total issued and outstanding stock of Pillar West Entertainment, Inc., as reported on the Company's Report on Form 8-K, dated July 7, 1999. The Company also changed its name to Zeros & Ones, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BACKGROUND

During the fiscal quarter ended June 30, 1999, management caused the Company to enter into plans of reorganization, asset purchase, and exchange agreements to acquire six small private Internet technology and media companies. The acquisitions closed effective July 1, 1999. The Company's financial statements as of and for the period ending June 30, 1999 do not reflect the assets or operations of those companies.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD IN 1999 COMPARED TO THE SAME PERIOD IN 1998

The Company had no revenues for the three month period ending June 30, 1999 nor the three month period ending June 30, 1998. The Company incurred no operating expenses in the three month period in 1999 or 1998. The Company had no profit or loss from operations in the three month period ending 1999 or 1998.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company incurred operating expenses of $14,450 and earned no revenues during the six months ended June 30, 1999 and incurred no operating expenses and earned no revenue during the same period ending June 30, 1998. Profit/loss for the six month period ending June 30, 1999 was ($14,450) as compared to ($202,326) in the same period in 1998. The loss in the six months ending June 30, 1998 resulted from the Company writing off tax benefits previously anticipated to be available.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no working capital deficit as of June 30, 1999. As of June 30, 1999, the Company has no tangible assets and no liabilities. Effective July 1, 1999, the Company completed the acquisition of several small, private Internet technology and media related companies, as reported in the Company's Report on Form 8-K dated July 7, 1999. As a result of the acquisition, the Company will need substantial capital to implement the business plans of the newly acquired subsidiaries. The Company plans to attempt to obtain the capital in a private placement of its common stock. There is absolutely no assurance the Company will be able to raise any additional capital or financing, which could substantially hinder the Company's ability to implement its business plan. Additional information regarding the newly acquired businesses is included in the Company's Report on Form 8-K dated July 7, 1999.

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

Item 3.      DEFAULTS UPON SENIOR SECURITIES
                   None

Item 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                   None

Item 5.      OTHER INFORMATION
                   None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Certificate of Amendment to the Articles of Incorporation changing the name of the Company to Zeros & Ones, Inc., effective July 1, 1999.

             (b)  Reports on Form 8-K

                  Report on Form 8-K dated May 9, 1999 relating to the proposed plan of reorganization and exchange agreement with Zeros & Ones, Inc., a Delaware corporation.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 4, 1999                      By:    /s/ Steve Schlair
                                                   -----------------------------
                                                   Steve Schlair
                                                   President and Chief
                                                   Financial Officer