Form 10QSB/A
period 1999-03-31
ZEROS & ONES INC
filed 1999-11-16
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 1999



                               ZEROS & ONES, INC.
             (Exact Name of Registrant as specified in its Charter)


                        COMMERCIAL LABOR MANAGEMENT, INC.
                  (Former Name: Change Effective July 1, 1999)

         Nevada                                                 88-241079
-------------------------------                             -------------------
(State or other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization                               Identification No.)


          208 Mira Mar Avenue, Suite One, Long Beach, California 90703
         --------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


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

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                                  BALANCE SHEET




                                       ASSETS

                                     March 31, 1999            December 31, 1998
                                     (Unaudited)
CURRENT ASSETS                             $0                                 $0
  TOTAL CURRENT ASSETS                      0                                  0
FIXED ASSETS
Tax benefit                                 0                                  0
Land                                        0                                  0
  TOTAL OTHER ASSETS                        0                                  0
TOTAL ASSETS                               $0                                 $0
-----------------------       ========================== =======================



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                                 ZEROS & ONES, INC.
                                   (Formerly Commercial Labor Management, Inc.)
                                                    BALANCE SHEET
                                        LIABILITIES AND STOCKHOLDERS' EQUITY







                                                              March 31, 1999                  December 31, 1998
                                                              (Unaudited)

Current Liabilities:
Accounts payable                                                          $57,750                          $57,750
LIABILITIES                                                               $57,750                          $57,750
TOTAL LIABILITIES                                                         $57,750                          $57,750
STOCKHOLDERS' EQUITY:
Common stock, $.001 par                                                   231,813                          231,813
value, 50,000,000 shares
authorized, 8,173,804
issued and outstanding at
March 31, 1998
Preferred Class A stock                                                         0                                0
Paid-in Capital                                                           572,506                          572,506
Accumulated Deficit                                                     (862,069)                        (862,069)
TOTAL STOCKHOLDER'S EQUITY                                               (57,750)                         (57,750)
TOTAL LIABILITIES AND                                                          $0                               $0
STOCKHOLDERS' EQUITY
                                                             =============================== =================================





          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                                 ZEROS & ONES, INC.
                                   (Formerly Commercial Labor Management, Inc.)
                                               STATEMENT OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999






                                                        March 31, 1999                  March 31, 1998
                                                           (Unaudited)                     (Unaudited)

 Expenses                                                       $0                              $0
NET INCOME (LOSS)                                                0                               0
Weighted Average Number of
Shares Outstanding                                       4,564,741                       1,634,760*
Income (Loss) Per Share of
Common Stock                                                  0.00                            0.00
                                        =============================== ===============================




  *Adjusted for reverse split

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                                 ZEROS & ONES, INC.
                                   (Formerly Commercial Labor Management, Inc.)
                                               STATEMENT OF CASH FLOW




                                                            March 31,               March 31,
                                                            1999                    1998
                                                            (unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                             0                       0
NET CASH FROM OPERATING ACTIVITIES                               0                       0
CASH FLOWS USED IN INVESTING                                     0                       0
ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES                               0                       0
CASH FLOWS FROM FINANCING ACTIVITIES                             0                       0
NET CASH FROM FINANCING ACTIVITY                                 0                       0
NET INCREASE (DECREASE) IN CASH                                  0                       0
CASH AT BEGINNING OF YEAR                                        0                       0
CASH AT END OF YEAR                                              0                       0
                                              ======================= =======================





          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                                             ZEROS & ONES, INC.
                                                (Formerly Commercial Labor Management, Inc.)
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  FROM DECEMBER 31, 1994 TO MARCH 31, 1999




                              Common Stock                  Preferred Stock


                                                                                Additional
                                                            Number of           Paid-in      Treasury Stock &
                              Number of Shares              Shares              Capital      Stock              Accumulated
                                                 Amount                 Amount               & Adj's            Deficit        Total


BALANCE - Dec. 31, 1994
                                883,526          $51,813                        $864,217        0              ($485,480)   $430,550

1995 ACTIVITY
3-for-1 reverse split 3/20
1995 Net Transactions
Issuance of Preferred Stock   (589,018)
Loss for the period ended
9/30/95                       8,970,076


                                                           180,000     180,000                                               180,000


                                                                                                                  (6,513)    (6,513)

BALANCE - Dec. 31, 1995       9,264,584          $51,813   180,000     180,000  $864,217        0              ($491,993)   $604,037

1996 ACTIVITY
Loss for the year ended
12/31/96                                                                                                        (135,875)  (135,875)

BALANCE - June 30, 1996       9,264,584          $51,813   180,000     180,000  $864,217        0              ($627,868)  $468,162

1997 ACTIVITY
Cancellation of land
transaction
General cancellations                                                           (291,711)                                  (291,711)






BALANCE - Mar. 31, 1997       6,661,036          $51,813   180,000     180,000  $572,506        0            ($627,868)      176,451

Cancellations               (4,425,000)
Issuances/Conversions        10,628,048          180,000   180,000     180,000  $572,506        0            ($627,868)      176,451

BALANCE - June 30, 1997      12,864,048          231,803         0           0  $572,506        0            ($627,868)      176,451

BALANCE - Sept. 30, 1997     12,864,048          231,803         0           0  $572,506        0            ($627,868)      176,451

20-for-1 reverse split
New issuances              (12,220,880)
                              7,530,600

BALANCE -
Dec. 31, 1997                 8,173,804          231,803         0           0  $572,506        0            (627,868)       176,451

1998 ACTIVITY

20-for-1 reverse split
Cancellation of shares      (6,539,043)                                                                      (234,201)     (234,201)
New issuances
                            (1,270,020)
                              4,200,000

BALANCE -
Dec. 31, 1998                 4,564,741          231,803         0           0  572,506         0                    0

Cancellation of Shares                                 0         0                                                      (862,069)


New Issues                            0                0         0           0                  0                    0             0

Balance                       4,564,741          231,813         0           0  572,506         0            (862,069)      (47,750)
March 31, 1999
                      =================== =================  =========  ================== ==========    ===============  ==========



          The Accompanying Notes are an Integral Part of This Statement

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                        NOTES TO THE FINANCIAL STATEMENT
                                 MARCH 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

Zeros & Ones, Inc. (formerly Commercial Labor Management, Inc.) is a Nevada corporation (the "Company") organized on October 19, 1988 under the name Tokyo Raiders. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March of 1995 the Board approved the merger with Commercial Labor Management which was handled as a reverse merger, and also approved a name change to Commercial Labor Management. However, that merger was rescinded. The Company is currently seeking other potential mergers of acquisitions.

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

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                        NOTES TO THE FINANCIAL STATEMENT
                                 MARCH 31, 1999


INTERIM FINANCIAL STATEMENTS (UNAUDITED):

The accompanying unaudited condensed financial statements for the interim periods ending March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                        NOTES TO THE FINANCIAL STATEMENT
                                 MARCH 31, 1999

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

RESULTS OF OPERATIONS FOR PERIOD ENDED MARCH 31, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company incurred no operating expenses and earned no revenues during the quarter ended March 31, 1999. In the same period in 1998 it had no revenues or expenses. The Company does not have the funds to pay any of its accounts payable at this time. Accounts payable to the independent certified public accounting firm will only be paid in cash if and when cash is available. Operating profit/loss for the first three months in 1999 was $0 compared to $0 in the first three months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $57,750 as of March 31, 1999, comprised of accounts payable for accounting and legal services rendered transfer fees and miscellaneous corporate expenses for the Company. As of March 31, 1999, the Company has no tangible assets and total liabilities of $57,750. The Company presently has no operating businesses and no sources of revenue, capital or financing. If the Company identifies a business to acquire and needs cash to accomplish the acquisition, then it will have to issue stock or incur borrowings in order to obtain such funds. There is no assurance that the Company will be able to obtain additional funding, if required. There is no assurance that the Company will be able to acquire an operating business.

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


                                                     /s/ Steve Schklair
Date:   November 8, 1999                        By: ----------------------------
                                                    Steve Schklair
                                                    President and Chief
                                                    Financial Officer