Form 10QSB/A
period 1999-06-30
ZEROS & ONES INC
filed 1999-11-16
CIK 845807

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

                    39 E. Walnut Street, Pasadena, CA 91103
             ------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


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




                                         ASSETS

                                      June 30, 1999         December 31, 1998
                                      (Unaudited)

CURRENT ASSETS                              $0                          $0
                                   --------------------- -----------------------
  TOTAL CURRENT ASSETS                       0                           0
FIXED ASSETS
Tax benefit                                  0                           0
Land                                         0                           0
                                   --------------------- -----------------------
  TOTAL OTHER ASSETS                         0                           0
TOTAL ASSETS                                $0                          $0
                                   ===================== =======================



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           June 30, 1999       December 31, 1998
                                           (Unaudited)

Current Liabilities:
Accounts payable                                $57,750               $57,750
                                             -------------         -------------
LIABILITIES                                     $57,750               $57,750
                                             -------------         -------------
TOTAL LIABILITIES                               $57,750               $57,750
STOCKHOLDERS' EQUITY:
Common stock, $.001 par                         255,013               231,813
value, 50,000,000 shares
authorized, 4,587,741
issued and outstanding at
June 30, 1999
Preferred Class A stock
none issued and outstanding                           0                     0
Paid-in Capital                                 572,506               572,506
Accumulated Deficit                            (885,269)             (862,069)
                                             -------------         -------------
TOTAL STOCKHOLDER'S EQUITY                      (57,750)              (57,750)
                                             -------------         -------------
TOTAL LIABILITIES AND                                $0                    $0
STOCKHOLDERS' EQUITY
                                             =============         =============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                             STATEMENT OF OPERATIONS
                       FOR SIX MONTHS ENDED JUNE 30, 1999





                                   June 30, 1999             June 30, 1998
                                   (Unaudited)               (Unaudited)
Income Revenues                              $0                      $0
                                   =================        ==============
Expenses                               ($23,200)                     $0
                                   =================        ==============
 NET OPERATING INCOME (LOSS)           ($23,200)                     $0
                                   =================        ==============
Net Profit (Loss)                      ($23,200)                      0
Weighted Average Number of
Shares Outstanding                    4,564,741               8,173,804
Income (Loss) Per Share of
Common Stock                             ($.005)                 ($0.00)
                                   =================        ==============



                             STATEMENT OF OPERATIONS
                      FOR THREE MONTHS ENDED JUNE 30, 1999



                                   June 30, 1999             June 30, 1998
                                   (Unaudited)               Unaudited)
Income Revenues                              $0                      $0
                                   =================        ==============
Expenses                               ($23,200)                     $0
                                   =================        ==============
 NET OPERATING INCOME (LOSS)           ($23,200)                     $0
                                   =================        ==============
Net Profit (Loss)                      ($23,200)                     $0
Weighted Average Number of
Shares Outstanding                    4,564,741               8,173,804
Income (Loss) Per Share of
Common Stock                            ($0.005)                 ($0.00)
                                   =================        ==============



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT




                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                             STATEMENT OF CASH FLOW
                       FOR SIX MONTHS ENDED JUNE 30, 1999





                                                                      Six Months               Six Months
                                                                      Ended                    Ended
                                                                      June 30,                 June 30,
                                                                      1999                     1998
                                                                      (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                                 (23,200)                        0
NET CASH FROM OPERATING ACTIVITIES                                                          0                        0
                                                                      -----------------------  -----------------------
CASH FLOWS USED IN INVESTING                                                           23,200                        0
ACTIVITIES
NET CASH FROM INVESTING ACTIVITIES                                                          0                        0
                                                                      -----------------------  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                        0                        0
NET CASH FROM FINANCING ACTIVITY                                                            0                        0
                                                                      -----------------------  -----------------------
NET INCREASE (DECREASE) IN CASH                                                             0                        0
CASH AT BEGINNING OF YEAR                                                                   0                        0
                                                                      -----------------------  -----------------------
CASH AT END OF YEAR                                                                         0                        0
                                                                      =======================  =======================



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT



                                                             ZEROS & ONES, INC.
                                                (Formerly Commercial Labor Management, Inc.)
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   FROM DECEMBER 31, 1993 TO JUNE 30, 1999



                                   Common Stock        Preferred Stock
                              -------------------------------------------

                                                                          Additional Paid
                                                     Number of            in Capital        Treasury Stock
                              Number of              Shares                                 & Adj             Accumulated
                              Shares        Amount               Amount                                       Deficit          Total
                              ------------------------------------------------------------------------------------------------------

BALANCE - Dec. 31, 1994          883,526     $51,813                            $864,217              0        ($485,480)   $430,550
                              ------------------------------------------------------------------------------------------------------
        1995 ACTIVITY
3-for-1 reverse split 3/20
1995 Net Transactions
Issuance of Preferred Stock    (589,018)
Loss for the period ended 9/30/95
                               8,970,076


                                                         180,000  180,000                                                    180,000


                                                                                                                  (6,513)    (6,513)
                              ------------------------------------------------------------------------------------------------------
BALANCE - Dec. 31, 1995
                               9,264,584     $51,813     180,000  180,000       $864,217              0        ($491,993)   $604,037
                              ======================================================================================================
        1996 ACTIVITY
Loss for the year ended 12/31/96

                                                                                                                (135,875)  (135,875)
                              ------------------------------------------------------------------------------------------------------
BALANCE - June 30, 1996
                               9,264,584     $51,813     180,000  180,000       $864,217              0        ($627,868)   $468,162
                              ======================================================================================================
        1997 ACTIVITY
Cancellation of land transaction
General cancellations                                                                                                      (291,711)
                                                                                (291,711)

                              (2,603,548)
                              ------------------------------------------------------------------------------------------------------
BALANCE - Mar. 31, 1997
                                6,661,036    $51,813     180,000  180,000       $572,506              0        ($627,868)    176,451
                              ======================================================================================================
Cancellations
Issuances/Conversions         (4,425,000)
                               10,628,048    180,000     180,000  180,000       $572,506              0        ($627,868)    176,451
                              ------------------------------------------------------------------------------------------------------








BALANCE - June 30, 1997
                               12,864,048    231,813           0        0       $572,506              0        ($627,868)    176,451
                              ======================================================================================================
BALANCE - Sept. 30, 1997
                               12,864,048    231,813           0        0       $572,506              0        ($627,868)    176,451
                              ======================================================================================================
20-for-1 reverse split
New issuances                (12,220,880)
                                7,530,600
                              ------------------------------------------------------------------------------------------------------
BALANCE -
Dec. 31, 1997                   8,173,804    231,813           0        0       $572,506              0         (627,868)    176,451
                              ======================================================================================================
        1998 ACTIVITY
20-for-1 reverse split
Cancellation of shares        (6,539,043)                                                                       (234,201)  (234,201)
New issuances
                              (1,270,020)
                                4,200,000
                              ------------------------------------------------------------------------------------------------------
BALANCE -
Dec. 31, 1998                   4,564,741    231,813           0        0       $572,506               0        (862,069)   (57,750)
                              ======================================================================================================
 Cancellation of shares
                              ======================================================================================================
New Issuances
                              ======================================================================================================
BALANCE -
March 31, 1999                  4,564,741    231,813           0        0       572,506                0        (862,069)   (57,750)
                              ======================================================================================================
 Cancellation of shares                 0          0           0        0             0                0                0          0
                              ======================================================================================================
New Issuances                      23,200     23,200                                                             (23,200)
                              ======================================================================================================
BALANCE -                       4,587,941   $255,013          $0       $0      $572,506               $0       ($885,269)  ($57,570)
June 30, 1999
                              ======================================================================================================




          The Accompanying Notes are an Integral Part of This Statement

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL:

Zeros & Ones, Inc.(formerly Commercial Labor Management, Inc.) is a Nevada corporation (the "Company") organized October 19, 1988.

The Company was originally incorporated in Nevada under the name Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June of 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March of 1995 the Board approved the merger with Commercial Labor Management which was handled as a reverse merger, and also approved a name change to Commercial Labor Management. However, that merger was rescinded and never completed. Effective July 1, 1999, the Company closed its agreements to acquire 100% of the assets of Zeros & Ones, Inc., a Delaware corporation ("ZOI")and 100% of the total issued and outstanding stock of Polyganol Research Corporation, a Delaware corporation ("Polyganol"), EKO Corporation, a Delaware corporation ("EKO"), Wood Ranch Technology Group, Inc., a Delaware corporation ("Wood Ranch"), and Kidvision, Inc., a Delaware corporation ("Kidvision"). The Company is in the process of acquiring the outstanding stock of Pillar West Entertainment, Inc., a California corporation.

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

USE OF ESTIMATES:

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 1999


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

INTERIM FINANCIAL STATEMENTS (UNAUDITED):

The accompanying unaudited condensed financial statements for the interim periods ending June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

COMMON STOCK
The authorized capital stock of the Company includes 50,000,000 shares of Common Stock, par value $.001 per share. As of June 30, 1999, 4,587,941 shares of the Company's Common Stock were outstanding, and as of August 4, 1999, 7,000,000 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

                               ZEROS & ONES, INC.
                  (Formerly Commercial Labor Management, Inc.)
                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 1999


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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD IN 1999 COMPARED
TO THE SAME PERIOD IN 1998

The Company had no revenues for the three month period ending June 30, 1999 nor the three month period ending June 30, 1998. The Company incurred $23,200 of operating expenses in the three month period ending June 30, 1999 and no operating expenses for the three month period ending June 30, 1998. The Company had a loss of $23,200 from operations in the three month period ending June 30, 1999 and no loss from operations for the three month period ending June 30, 1998.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company incurred operating expenses of $23,200 and earned no revenues during the six months ended June 30, 1999 and incurred no operating expenses and earned no revenue during the same period ending June 30, 1998. Profit/loss for the six month period ending June 30, 1999 was ($23,200) as compared to ($202,326) in the same period in 1998. The loss in the six months ending June 30, 1998 resulted from the Company writing off tax benefits previously anticipated to be available.

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


                                               /s/ Steve Schklair
Date:   November 8, 1999                   By: --------------------------------
                                               Steve Schklair
                                               President and Chief
                                               Financial Officer

                            CERTIFICATE OF AMENDMENT
                                       OF
                            ARTICLES OF INCORPORATION
                                       OF
                        COMMERCIAL LABOR MANAGEMENT, INC.


         Commercial   Labor   Management,   Inc.,  a  Nevada   corporation  (the
"Corporation"), does hereby certify that:

         1. Article One of the Corporation's Articles of Incorporation, as amended, is hereby restated to be as follows:

             "Article One. The name of this Corporation shall be Zeros & Ones, Inc."

         2. The foregoing amendment has been duly authorized and approved by the Board of Directors of the Corporation.

         3. The foregoing amendment has been duly adopted and approved by the written consent of the stockholders holding no less than a majority of the Corporation's outstanding stock entitled to vote thereon.


Dated:  June 18, 1999                   COMMERCIAL LABOR MANAGEMENT, INC.



                                        ----------------------------------------
                                        Edward L. Torres, President


                                        ----------------------------------------
                                        Edward L. Torres, Secretary

STATE OF CALIFORNIA           }
                              } SS.
COUNTY OF LOS ANGELES         }


         On June ___, 1999, before me, Constance Gale, a notary public in and for said state, personally appeared Edward L. Torres, proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his authorized capacities, and that by his signature on the instrument the entity upon behalf of which the persons acted, executed the instrument.

WITNESS my hand and official seal.





Signature ________________________________