Form 10QSB
period 1999-09-30
ZEROS & ONES INC
filed 1999-11-22
CIK 845807

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 1999

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

                  39 E. Walnut St., Pasadena, California 91103
                  --------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

                               Yes             No

                                X
                            ----------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock

Common Stock, $.001 par value                              5,725,214
------------------------------                             ---------
Title of Class                                   Number of Shares Outstanding
                                                     at September 30, 1999

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     SEPTEMBER 30, 1999
                              ASSETS                                    (UNAUDITED)         DECEMBER 31, 1998
                                                                     -------------------    -----------------
CURRENT ASSETS:
       Cash                                                          $            11,640    $         120,434
       Accounts Receivable                                                             -    $          41,441
       Prepaid expenses                                                              362                  362
                                                                     -------------------    -----------------
         Total current assets                                                     12,002              162,237
                                                                     -------------------    -----------------

PROPERTY AND EQUIPMENT, NET OF
       accumulated depreciation                                                  801,024               31,087

GOODWILL, net of
       accumulated amortization                                                  197,125                    -

OTHER ASSETS                                                                      14,771              149,200
DUE FROM AFFILIATES                                                              311,935                    -
                                                                     -------------------    -----------------
                                                                     $         1,336,857    $         342,524
                                                                     ===================    =================
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable and accrued expenses                         $            59,782    $          68,246
       Bank line of credit                                                         8,924                5,231
       Notes payable, related parties                                            356,000                    -
       Current portion of obligations under capital leases                         5,087                5,087
                                                                     -------------------    -----------------
         Total current liabilities                                               429,793               78,564
                                                                     -------------------    -----------------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current
maturities                                                                         5,066                7,687

STOCKHOLDERS' EQUITY:
       Preferred stock                                                                 -            3,908,008
       Common stock                                                            5,212,292              270,010
       Paid-in Capital                                                         1,547,574
          Less:  Accounts receivable from stockholder                           (292,300)                   -
       Proprietor capital                                                              -               52,116
       Accumulated deficit                                                    (5,565,568)          (3,973,861)
                                                                     -------------------    -----------------
         Total stockholders' equity                                              901,998              256,273
                                                                     -------------------    -----------------
                                                                     $         1,336,857    $         342,524
                                                                     ===================    =================

       See accompanying notes to financial statements.

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                    SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                       (UNAUDITED)              (UNAUDITED)
                                                    ------------------       ------------------
Revenues                                            $          188,194       $           74,081
                                                    ------------------       ------------------
Operating and administrative                                   955,963                  182,616
                                                    ------------------       ------------------
 Net income (loss)                                  $         (767,769)      $         (108,535)
                                                    ==================       ==================
Net earnings per share                              $            (0.17)      $            (0.02)
Average shares outstanding                                   4,593,904                4,381,937


See accompanying notes to financial statements.

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                    SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                       (UNAUDITED)         (UNAUDITED)
                                                    ------------------  ------------------
Revenues                                            $          319,275  $          303,185
                                                    ------------------  ------------------
General and administrative                                   1,839,185             539,758
                                                    ------------------  ------------------
 Net income (loss)                                  $       (1,519,910) $         (236,573)
                                                    ==================  ==================
Net earnings per share                              $            (0.33) $            (0.05)
Average shares outstanding                                   4,593,904           4,381,937


See accompanying notes to financial statements.

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                       SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                          (UNAUDITED)                (UNAUDITED)
                                                                       --------------------------------------------
 CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
         Net (loss)                                                     $  (767,769)                $ (108,535)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
 BY (USED FOR) OPERATING ACTIVITIES:
         Depreciation and amortization                                       81,375                        800

 CHANGES IN ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS:
         Decrease in due from officers                                     (311,935)                   (10,469)

 INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable & accrued liabilities                             (14,800)                   (20,366)

                                                                       --------------------------------------------
         Net cash provided by operating activities                       (1,013,129)                  (138,570)

 CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
         Purchase of property & equipment                                    (8,860)
         Acquisition of goodwill                                           (120,000)
         Other assets                                                        (8,383)                   (69,577)
                                                                       --------------------------------------------
         Net cash used for investing                                       (137,243)                   (69,577)

 CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                             337,709
         Issuance of preferred stock                                        650,000                    181,500
         Notes payable - stockholders                                       220,000
         Payment on notes payable - stockholders                            (60,000)

                                                                       --------------------------------------------
         Net cash provided by financing                                   1,147,709                    181,500

 NET INCREASE (DECREASE) IN CASH                                             (2,663)                   (26,647)

 CASH, AS OF JULY 1, 1999 and 1998                                           14,303                     59,157
                                                                       --------------------------------------------
 CASH, AS OF SEPTEMBER 30, 1999 and 1998                                $    11,640                 $   32,510
                                                                       ============================================


                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                       SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                          (UNAUDITED)                (UNAUDITED)
                                                                       --------------------------------------------
 CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
         Net (loss)                                                     $(1,519,910)                $ (236,573)

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
 BY (USED FOR) OPERATING ACTIVITIES:
         Depreciation and amortization                                       84,850                          -

 CHANGES IN ASSETS AND LIABILITIES:
 (INCREASE) DECREASE IN ASSETS:
         Accounts receivable                                                 41,441                     23,000
         Decrease in due from officers                                     (166,513)                         -

 INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable & accrued liabilities                             (69,788)                   (19,812)
                                                                       --------------------------------------------
         Net cash provided by operating activities                       (1,629,920)                  (233,385)

 CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
         Purchase of property & equipment                                   (18,385)                     9,356
         Acquisition of goodwill                                           (120,000)                         -
         Other assets                                                        (9,371)                   (24,828)
                                                                       --------------------------------------------
         Net cash used for investing                                       (147,756)                   (15,472)

 CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
         Proceeds from bank line of credit                                    3,693                          -
         Draws by proprietors                                               (75,840)                  (129,345)
         Payments on long-term debt                                         (33,621)                         -
         Proceeds from issuance of common stock                             337,709                    147,176
         Issuance of preferred stock                                      2,108,995                    692,900
         Capital distribution                                              (940,554)                  (430,462)
         Notes payable - stockholders                                       328,500                          -
         Payment on notes payable - stockholders                            (60,000)
                                                                       --------------------------------------------
         Net cash provided by financing                                   1,668,882                    280,269

 NET INCREASE (DECREASE) IN CASH                                           (108,794)                    31,412

 CASH, AS OF JANUARY 1, 1999                                                120,434                      1,098
                                                                       --------------------------------------------
 CASH, AS OF SEPTEMBER 30, 1999                                         $    11,640                 $   32,510

 NON CASH ACTIVITIES IN FINANCING AND INVESTING ACTIVITIES:
         Issuance of common stock for equipment                         $   829,284                          -
         Issuance of common stock for accounts receivable                   292,300                          -
         Issuance of common stock for accounts payable                       (5,459)                         -
         Conversion of debt to equity                                        80,000                          -
         Notes payable issuance for goodwill                            $    87,500                          -


                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                SEPTEMBER 30, 1999


                                   Common Stock        Preferred Stock
                               -----------------------------------------
                                                                                             Receivable
                                Number of            Number of                 Additional        from       Accumulated
                                 Shares     Amount    Shares     Amount      Paid in Capital  stockholder     Deficit    Total
                               ---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997     8,173,804    231,813          -            -    572,506                -      (627,868)    176,451
                               ===================================================================================================
20-for-1 reverse split
Cancellation of shares         (6,539,043)                                                                    (234,201)   (234,201)
New issuances                  (1,270,020)                                                                                       -
                                4,200,000                                                                                        -
                               ---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998
  (UNAUDITED)                   4,564,741    231,813          -            -    572,506                -      (862,069)    (57,750)
                               ===================================================================================================

                               ===================================================================================================
Net loss, for the 3 month
  ended March 31, 1999
                               ===================================================================================================
BALANCE - MARCH 31, 1999
  (UNAUDITED)                   4,564,741    231,813          -            -    572,506                -      (862,069)    (57,750)
                               ===================================================================================================

                                        -                                             -                              -
                               ---------------------------------------------------------------------------------------------------
New Issuances                      23,200     23,200          -            -
                               ---------------------------------------------------------------------------------------------------

Net loss for the 3 months
  ended June 30, 1999                                                                                          (23,200)

BALANCE - JUNE 30, 1999
  (UNAUDITED)                   4,587,941   $255,013          -   $        -   $572,506                -     $(885,269)   $(57,750)
                               ===================================================================================================
Capital contribution by
  stockholder                                                                    57,750                                     57,750
                               ---------------------------------------------------------------------------------------------------
Reverse merger, July 1, 1999
  (see note 1): Elimination
  of stockholders equity of
  acquired company (CLMI) and
  cancellation of shares       (3,699,999)  (255,013)                          (630,256)                       885,269           -
                               ---------------------------------------------------------------------------------------------------
New shares issued to
  acquiring companies and
  record stockholders equity
  of acquiring company          2,566,000    466,660    789,305    4,233,132  1,467,574         (292,300)   (4,797,799)  1,077,267
                               ---------------------------------------------------------------------------------------------------
New issuance                                             51,250      512,500                                               512,500
                               ---------------------------------------------------------------------------------------------------

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                SEPTEMBER 30, 1999

                                   Common Stock        Preferred Stock
                               -----------------------------------------
                                                                                            Receivable
                                Number of            Number of              Additional         from       Accumulated
                                 Shares     Amount    Shares     Amount   Paid in Capital   stockholder     Deficit     Total
                               -----------------------------------------------------------------------------------------------
Conversion of perferred stock
to common stock at 1 share of
perferred stock to 2.29 shares
of common stock - August 13,
1999                           2,271,272  4,745,632  (840,555) (4,745,632)                                                   -
                               -----------------------------------------------------------------------------------------------
Conversion of debt to equity                                                    80,000                                  80,000
                               -----------------------------------------------------------------------------------------------
Net loss for the 3 months
ended September 31, 1999                                                                                  (767,769)   (767,769)
                               -----------------------------------------------------------------------------------------------
Balance - September
30, 1999 (unaudited)           5,725,214  5,212,292         -           -    1,547,574        292,300   (5,565,561)    901,998
                               -----------------------------------------------------------------------------------------------

The accompanying Notes are an Integral Part of This Statement

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          GENERAL:

          Zeros & Ones, Inc. (formerly Commercial Labor Management, Inc.) is a Nevada corporation (the "Company") organized on October 19, 1988. It was originally incorporated in Nevada under the name Tokyo Raiders. In 1990, the Company acquired certain franchise rights and changed its name to Club USPN, Inc. In June 1993, the Company acquired Sono International, Inc., but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March 1995 the Board approved the merger with Commercial Labor Management which was handled as a reverse merger, and also approved a name change to Commercial Labor Management, Inc. The merger was rescinded and never completed, but the Company retained the name Commercial Labor Management, Inc. until July 1, 1999.

          Pursuant to a series of acquisition, exchange and reorganization agreements as described in the Company's Reports on Form 8-K, dated July 7, 1999 and November 9, 1999, the Company acquired 100% of the assets of Zero & Ones, Inc., a Delaware corporation (ZOI-DE), and 100% of the total issued and outstanding stock of (1) Quantum Arts Inc., (QA), (2) EKO Corporation, (EKO), (3) Polygonal Research Corporation,(PRC), (4) KidVision, Inc., (KV), and (5) Digital Video Engineer (DVE), in exchange for the issuance of a total of 2,566,000 new shares of the Company's common stock plus issuance of notes payable of $300,000 to the stockholder of QA for reimbursement of expenses. As part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, Inc. (PW) to acquire 100% of the total issued and outstanding capital stock of PW in consideration for the issuance to the shareholders of PW of (a) approximately 2,380,000 new shares of the the Company's common stock, and (b) approximately 370,000 warrants to purchase approximately 370,000 additional shares of the the Company's common stock at $3.00 per share. The original majority stockholders of the Company also surrendered to the Company for cancellation 3,700,000 shares of stock and received cash consideration of $207,500, of which $120,000 was paid before July 1, 1999 and a promissory note in the original principal amount of $87,500 will be payable by the Company in January, 2000. Under the plan of reorganization, QA, EKO, PRC, KV, DVE, PW and the assets acquired from ZOI-DE, referred as "the Group," are merged into one company and are accounted for in the manner similar to a pooling of interest as if they are under common control. After the effective day of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement Number 16, paragraph 70, referred to as a reverse merger. The business combination of the Group and the Company is accounted for under the purchase method in which the purchase price of $207,500 cash paid and liabilities assumed of the Company are allocated to fair market value of assets and liabilities acquired. Excess of purchase price over fair values of net assets acquired has been recorded as goodwill.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

          The following unaudited pro forma information presents the result of operations of the Company as if the combination had taken place on January 1, 1998.


                                     For the nine              Year ended
                               months ended September 30,     December 30,
                                         1999                    1999
                                         ----                    ----
          Revenues                  $    319,275              $    848,827
          Net loss                    (1,698,035)               (1,205,077)
          Loss per share                   (0.38)                    (0.20)

          These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

          PRINCIPAL OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Polygonal Research Corporation, KidVision, Inc., and Digital Video Engineer and Pillar West Entertainment, Inc. All significant intercompany transactions and balances have been eliminated.

          CASH AND CASH EQUIVALENTS:

          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturies of three months or less which are not securing any corporate obligations.

          PROPERTY AND EQUIPMENT:

          Property and equipment, recorded at cost, are depreciated or amortized using the straight-line and accelerated methods over the estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or the lease.

          GOODWILL:

          Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over 5 years.

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The Company's financial instruments principally consist of accounts receivable, accounts payable, line of credit, note payable to a bank, and notes payable to a related party as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

          The carrying value of the line of credit and note payable to a bank approximates its fair market value since these financial statements carry a floating interest rate. The fair market value of the note payable to a related party approximates its carrying value based on current market rates for such debt.

          NET LOSS PER COMMON SHARE:

          The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1998. In accordance with SFAS No. 128, prior years per share amounts have been restated. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

          REVENUES RECOGNITION POLICY:

          Revenues are recognized in the period services are provided.

          COMPREHENSIVE INCOME

          Comprehensive income consists of net loss only.

(2)       INCOME TAXES:

          In December 1992 the Financial Accounting Standards Board issued Statement of Accounting Standards Number 109, "Accounting for Income Taxes" (FASB 109). Adoption of FASB 109 is required for fiscal years beginning after December 15, 1992. The Company follows the requirements set forth in FASB 109.

(3)       USE OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ form those estimates.

(4)       INTERIM FINANCIAL STATEMENTS (UNAUDITED):

          The accompanying unaudited condensed financial statements for the interim periods ending September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals (considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

(5)       PAID IN CAPITAL:

          Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivable, and accounts payable in exchange for common stock. Common stock was issued to Shareholder's of record in exchange for these net assets.

(6)       CAPITAL STOCK:

          PREFERRED STOCK

          The authorized capital stock of the Company includes 2,000,000 shares of Preferred Stock, par value $.001 per share.

          COMMON STOCK

          The authorized capital stock of the Company includes 50,000,000 shares of common stock, par value $.001 per share. As of September 30, 1999, 5,725,214 shares of the Company's common stock were outstanding.

          In 1997 and 1998, the Company effected two reverse stock splits, a one for 20 reverse split and a one for five reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one for 20 reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998, because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision." Certain members of the NASDAQ disagree with the NASDAQ's ruling. There is no assurance regarding the final outcome of the NASDAQ's UPC #084-98, or the effect that the ruling and dispute will have on the Company. In addition, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company planned to issue 4,200,000 shares of its common stock to the sole shareholder of CNG, and cancel a sufficient number of outstanding shares to result in the CNG shareholder owning an agreed upon percentage of the Company on the closing of the transactions. As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not issue any shares of its common stock to the CNG shareholder. Shares, which were surrendered, were reissued and were held by the prior majority shareholders of the Company until July 1, 1999, when a substantial majority of them were redeemed and cancelled in connection with the Company's business combination with Z0I-DE, QA, EKO, PRC, KV, DVE and PW.

(7)       RELATED PARTY TRANSACTION:

          On July 31, 1998 the Company cancelled 6,539,044 shares due to the reverse split (one for five) and to facilitate the proposed CNG acquisition. On October 27, 1998, the Company reissued 4,200,000 shares consisting of 2,100,000 shares each to Mark Richardson, a shareholder who then held more than ten percent of the outstanding shares of the corporation, and Ed Torres, the then President and Director, of the Company, pending another business combination. Effective July 1, 1999, Mark Richardson and Edward Torres tendered for redemption and cancellation a total of 3,700,000 shares of the Company's common stock in connection with the Company's business combination with the Group.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

(8)       LEGAL PROCEEDING:

          The Company is the plaintiff in a lawsuit it filed with Mark Richardson and Edward Torres as co-plaintiffs, against CNG Communications, Inc. and Paul Bishop, the prior sole shareholder of CNG Communications, Inc. ("CNG"), pursuant to which the Company, Mr. Richardson and Mr. Torres are claiming that CNG and Mr. Bishop committed breach of contract and fraud, causing the Company, Mr. Richardson and Mr. Torres to incur substantial damages. The lawsuit and the sharing arrangement among the plaintiffs are described in greater detail in the Company's Report on Form 8-K, dated July 7, 1999.

(9)       DUE FROM AFFILIATES:

          Amounts represent unsecured, non-interest bearing short-term advances from entities affiliated through common ownership and management.

(10)      NOTES PAYABLE, RELATED PARTIES:

               1.   Notes payable to related parties in connection with the
                    business combination of the Company with the Group, payable on January 15, 2000 with interest at 10% per annum. This
                    note was orginally due and payable in full on July 31,
                    1999, but has been extended by mutual agreement.                $87,500

               2.   Notes payable to stockholder in connection with the business combination of the Company with the Group, originally payable in installments from July 31, 1999 to December 31, 1999.
                    Pursuant to mutual agreement, an amount equal to $60,000 has been paid on this note, and the remaining $240,000 is payable in four monthly installments of $60,000 each, commencing on
                    December 15, 1999. This note does not bear interest.            $240,000

               3.   Due to related parties, non-interest bearing, due on demand.    $ 28,500
                                                                                    --------
                                                                                    $356,000
                                                                                    --------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Report may contain forward looking statements and estimates regarding the potential future operating results, financial condition, and business performance which may be experienced by the Company and its subsidiaries. Please be advised that there is absolutely no assurance that the Company or its subsidiaries will actually experience the results, condition or performance expressed or implied in any statements made in this Report or in any other Report issued by the Company. The Company and its subsidiaries are subject to substantial risks which may cause them to fail to achieve their goals or to perform below expectations, including but not limited to the fact that the Company may not be able to raise the capital or obtain the financing needed to implement its business plans, the Company is essentially a development stage company that has incurred operating losses since inception, there is no assurance that the Company's planned research and development projects will result in commercially successful products or services, there is no assurance that the Company will ever be profitable, the Company's stock price may decline or be volatile,the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, the Company's technology, Internet and media production businesses are intensely competitive, government regulation may hinder the Company's business, and other risks inherent in the Company's businesses.

BACKGROUND

Effective July 1, 1999, the Company, which prior to that date was a public reporting company with no tangible assets and minimal liabilities, acquired 100% of the assets of Zeros & Ones, Inc., a Delaware corporation ("Z0I-DE"), and 100% of the issued and outstanding capital stock of Quantum Arts, Inc., a California corporation ("QA"), Polygonal Research Corporation, a Delaware corporation ("PRC"), EKO Corporation, a Delaware corporation ("EKO"), Wood Ranch Technology Group, Inc., dba Digital Video Engineer, a Delaware corporation ("DVE"), and Kidvision, Inc., a California corporation ("Kidvision"). During the period from July 1, 1999 to November 5, 1999, the Company also acquired 100% of the issued and outstanding common and preferred stock of Pillar West Entertainment, Inc., a California corporation ("PWE"). The Company is dissolving PWE and may cause one or more of its other subsidiaries to merge into it prior to the end of 1999. Accordingly, the combined financial statements of the Company and its subsidiaries set forth in this Report represent pro forma operating results and financial condition of the Company and its newly acquired subsidiaries and assets, except for the three months ended September 30, 1999, for which the actual operating results and financial condition are reported. The Company reported 100% ownership of PWE for the entire third quarter ended September 30, 1999, although it acquired the outstanding capital stock of PWE gradually over that period of time. While the Company presently intends to maintain QA as a 100% owned subsidiary, it may in the future operate the other businesses as divisions rather than as separate corporations. The Company is seeking to raise capital to finance its businesses. Until substantial capital is raised, the Company will essentially be limited to the Internet project work presently being conducted by QA and the digital video engineering consulting work being performed by DVE. The research and development projects in three dimensional television broadcasting software and hardware planned for implementation by QA, the planned completion and marketing of PRC's digital video compression software, the planned construction of the digital media production center by DVE, EKO's planned entertainment industry website, and Kidvision's plan to complete and market the Kids Educational Network on the Internet, will wait until the Company has adequate capital to finance them. There is no assurance that the Company will obtain sufficient capital or adequate financing to implement all or any portion of its business plans. See ""MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION -- Liquidity and Capital Resources."

RESULTS OF OPERATIONS FOR PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company's subsidiaries are primarily development stage companies with no revenue, other than QA and DVE which provide consulting services for Internet and digital video related projects. Total revenue for the three month period ending September 30, 1999 increased to $188,194 from $74,081 for the three month period ending September 30, 1998, and to $319,275 during the nine months ending September 30, 1999 from $303,185 during the nine months ended September 30, 1998. Operating and administrative expenses increased from $182,616 during the three months ended September 30, 1998 to $955,963 during the three months ended September 30, 1998, and from $539,758 during the nine months ended September 30, 1998 to $1,839,185 during the nine months ended September 30, 1999. The substantial increase in operating expenses in 1999 as compared to 1998 primarily reflect the costs of the Company's business combination with its newly acquired subsidiaries and assets, including the costs of integrating the subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, and (2) to the extent additional funding becomes available, conducts research, development, prototype construction and marketing of its three dimensional television technology and digital video compression software, as well as establishes the digital media production center, and further develops and markets the Kids Educational Network and EKO's entertainment industry website on the Internet. For the three months ended September 30, 1999, the Company's combined net loss was $(767,769) as compared to a combined net loss of $108,535 for the three months ended September 30, 1998. The combined net loss for the nine months ended September 30, 1999 was $(1,519,910) as compared to the combined net loss of $236,573 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had combined net cash of $11,640 at September 30, 1999 as compared to net cash of $32,510 as of September 30, 1998. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $477,791 at September 30, 1999 as compared to a working capital surplus of $83,673 at December 31, 1998. Cash flow utilized for operating activities increased from $108,535 during the three months ended September 30, 1998 to $(767,769) during the three months ended September 30, 1999, and from $236,573 during the nine months ended September 30, 1998 to $(1,519,910) during the nine months ended September 30, 1999. Cash used for investing activities increased from $69,577 during the three months ended September 30, 1998 to $137,243 during the three months ended September 30, 1999, and from $15,472 during the nine months ended September 30, 1998 to $147,756 during the nine months ended September 30, 1999. Cash provided by financing activities increased from $181,500 during the three months ended September 30, 1998 to $1,147,709 during the three months ended September 30, 1999, and from $280,269 during the nine months ended September 30, 1998 to $1,668,882 during the nine months ended September 30, 1999. The substantial increase in cash flow utilized for operating activities in 1999 as compared to 1998 primarily reflects the costs incurred by the Company to complete the business combination with its newly acquired subsidiaries and assets in 1999, and its continuing efforts to integrate the businesses of those subsidiaries and assets. The substantial increase in cash provided by financing activities in 1999 as compared to 1998 primarily reflects capital raised by PWE in 1999 prior to the completion of its acquisition by the Company. PWE has ceased raising capital and is being wound-up and dissolved. Accordingly, no additional capital is expected to be available to the Company from PWE. To date, the Company has been funding its business primarily from the capital raised by PWE and to a lesser extent from revenue. The Company is currently incurring operating deficits which are expected to continue until its Internet project and digital production consulting work grows in volume, if such growth is achieved. Furthermore, the Company must raise substantial additional capital in order to (1) cover expected near term operating deficits, (2) build its planned digital media production center, (3) conduct planned research, development and marketing of its three dimensional television broadcasting technology and digital video compression software,
(4) complete development and begin to market the planned EKO website for the entertainment industry and the Kids Educational Network on the Internet, (5) expand marketing and fulfillment capabilities of the fine items.com e-commerce website, and (6) expand the Company's core Internet program production, consulting and technology businesses. The Company is currently seeking to raise $20 million of capital for those purposes. There is no assurance that the Company will raise all or any portion of the additional capital that it seeks. If the Company does not raise any additional capital, it will have to operate at minimal levels and request payment extension dates for its current debt. While its debt is primarily owed to related parties, the accounts payable and the bank line of credit are owed to unrelated parties.

                           PART II. OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS
               None

Item 2.        CHANGES IN SECURITIES
               See the Registrant's Reports on Form 8-K, dated July 7, 1999 and November 9, 1999, which are incorporated herein by reference to the extent necessary to make complete disclosure pursuant to Part II, Item 2 of this Report on Form 10-QSB.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               None

Item 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
               None

Item 5.        OTHER INFORMATION
               None

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                      (a)   Exhibits

                            None.

                      (b)   Reports on Form 8-K
                            1)   Report on Form 8K, dated July 7, 1999.
                            2)   Report on Form 8K, dated November 9, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999                   By:  /s/ Steve Schklair
                                              -------------------------------
                                                     Steve Schklair
                                                Chief Executive Officer