Form 10QSB/A
period 1999-09-30
ZEROS & ONES INC
filed 1999-11-23
CIK 845807

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB-A

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


                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                SEPTEMBER 30, 1999


                                   Common Stock        Preferred Stock
                               -----------------------------------------
                                                                                               Receivable
                                Number of            Number of                 Additional         from      Accumulated
                                 Shares     Amount    Shares     Amount      Paid in Capital   stockholder    Deficit    Total
                               ---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997     8,173,804   $231,813          -   $        -   $572,506         $      -     $(627,868)  $ 176,451
                               ===================================================================================================
20-for-1 reverse split
Cancellation of shares         (6,539,043)                                                                    (234,201)   (234,201)
New issuances                  (1,270,020)                                                                                       -
                                4,200,000                                                                                        -
                               ---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998
  (UNAUDITED)                   4,564,741    231,813          -            -    572,506                -      (862,069)    (57,750)
                               ===================================================================================================

                               ===================================================================================================
Net loss, for the 3 month
  ended March 31, 1999
                               ===================================================================================================
BALANCE - MARCH 31, 1999
  (UNAUDITED)                   4,564,741    231,813          -            -    572,506                -      (862,069)    (57,750)
                               ===================================================================================================

                                        -                                             -                              -
                               ---------------------------------------------------------------------------------------------------
New Issuances                      23,200     23,200          -            -
                               ---------------------------------------------------------------------------------------------------

Net loss for the 3 months
  ended June 30, 1999                                                                                          (23,200)

BALANCE - JUNE 30, 1999
  (UNAUDITED)                   4,587,941   $255,013          -   $        -   $572,506                -     $(885,269)   $(57,750)
                               ===================================================================================================
Capital contribution by
  stockholder                                                                    57,750                                     57,750
                               ---------------------------------------------------------------------------------------------------
Reverse merger, July 1, 1999
  (see note 1): Elimination
  of stockholders equity of
  acquired company (CLMI) and
  cancellation of shares       (3,700,000)  (255,013)                          (630,256)                       885,269           -
                               ---------------------------------------------------------------------------------------------------
New shares issued to
  acquiring companies and
  record stockholders equity
  of acquiring company          2,566,000    466,660    789,305    4,233,132  1,467,574         (292,300)   (4,797,799)  1,077,267
                               ---------------------------------------------------------------------------------------------------
New issuance                                             51,250      512,500                                               512,500
                               ---------------------------------------------------------------------------------------------------

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                SEPTEMBER 30, 1999

                                   Common Stock        Preferred Stock
                               -----------------------------------------
                                                                                            Receivable
                                Number of            Number of              Additional         from       Accumulated
                                 Shares     Amount    Shares     Amount   Paid in Capital   stockholder     Deficit       Total
                               --------------------------------------------------------------------------------------------------
Exchange of preferred stock
to common stock at exchange
ratios - August 13, 1999       2,271,273  4,745,632  (840,555) (4,745,632)                                                      -
                               --------------------------------------------------------------------------------------------------
Conversion of debt to equity                                                    80,000                                     80,000
                               --------------------------------------------------------------------------------------------------
Net loss for the 3 months
ended September 30, 1999                                                                                    (767,769)    (767,769)
                               --------------------------------------------------------------------------------------------------
Balance - September
30, 1999 (unaudited)           5,725,214 $5,212,292         -  $        -   $1,547,574      $(292,300)   $(5,565,561)   $ 901,998
                               --------------------------------------------------------------------------------------------------

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


                                        For the nine                Year ended
                                 months ended September 30,        December 30,
                                     1999          1998               1999
                                     ----          ----               ----
          Revenues              $    319,275     $303,185          $    848,827
          Net loss                (1,698,035)    (503,760)           (1,205,077)
          Loss per share               (0.38)       (0.11)                (0.20)

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
                                                                                    --------
                                                                                    $356,000
                                                                                    --------

(11)      ACCOUNTS RECEIVABLE FROM STOCKHOLDER

          The Company received $292,300 accounts receivable from stockholder as part of assets purchased from Z01-DE as described in Note 1 and accordingly, these accounts receivable from stockholder are classified as contra account to stockholders' equity.

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

RESULTS OF OPERATIONS FOR PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company's subsidiaries are primarily development stage companies with no revenue, other than QA and DVE which provide consulting services for Internet and digital video related projects. Total revenue for the three month period ending September 30, 1999 increased to $188,194 from $74,081 for the three month period ending September 30, 1998, and to $319,275 during the nine months ending September 30, 1999 from $303,185 during the nine months ended September 30, 1998. Operating and administrative expenses increased from $182,616 during the three months ended September 30, 1998 to $955,963 during the three months ended September 30, 1998, and from $539,758 during the nine months ended September 30, 1998 to $1,839,185 during the nine months ended September 30, 1999. The substantial increase in operating expenses in 1999 as compared to 1998 primarily reflect the costs of the Company's business combination with its newly acquired subsidiaries and assets, including the costs of integrating the subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, and (2) to the extent additional funding becomes available, conducts research, development, prototype construction and marketing of its three dimensional television technology and digital video compression software, as well as establishes the digital media production center, and further develops and markets the Kids Educational Network and EKO's entertainment industry website on the Internet. For the three months ended September 30, 1999, the Company's combined net loss was $767,769 as compared to a combined net loss of $108,535 for the three months ended September 30, 1998. The combined net loss for the nine months ended September 30, 1999 was $1,519,910 as compared to the combined net loss of $236,573 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had combined net cash of $11,640 at September 30, 1999 as compared to net cash of $32,510 as of September 30, 1998. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $477,791 at September 30, 1999 as compared to a working capital surplus of $83,673 at December 31, 1998. Cash flow utilized for operating activities increased from $108,535 during the three months ended September 30, 1998 to $767,769 during the three months ended September 30, 1999, and from $236,573 during the nine months ended September 30, 1998 to $1,519,910 during the nine months ended September 30, 1999. Cash used for investing activities increased from $69,577 during the three months ended September 30, 1998 to $137,243 during the three months ended September 30, 1999, and from $15,472 during the nine months ended September 30, 1998 to $147,756 during the nine months ended September 30, 1999. Cash provided by financing activities increased from $181,500 during the three months ended September 30, 1998 to $1,147,709 during the three months ended September 30, 1999, and from $280,269 during the nine months ended September 30, 1998 to $1,668,882 during the nine months ended September 30, 1999. The substantial increase in cash flow utilized for operating activities in 1999 as compared to 1998 primarily reflects the costs incurred by the Company to complete the business combination with its newly acquired subsidiaries and assets in 1999, and its continuing efforts to integrate the businesses of those subsidiaries and assets. The substantial increase in cash provided by financing activities in 1999 as compared to 1998 primarily reflects capital raised by PWE in 1999 prior to the completion of its acquisition by the Company. PWE has ceased raising capital and is being wound-up and dissolved. Accordingly, no additional capital is expected to be available to the Company from PWE. To date, the Company has been funding its business primarily from the capital raised by PWE and to a lesser extent from revenue. The Company is currently incurring operating deficits which are expected to continue until its Internet project and digital production consulting work grows in volume, if such growth is achieved. Furthermore, the Company must raise substantial additional capital in order to (1) cover expected near term operating deficits, (2) build its planned digital media production center, (3) conduct planned research, development and marketing of its three dimensional television broadcasting technology and digital video compression software,
(4) complete development and begin to market the planned EKO website for the entertainment industry and the Kids Educational Network on the Internet, (5) expand marketing and fulfillment capabilities of the fine items.com e-commerce website, and (6) expand the Company's core Internet program production, consulting and technology businesses. The Company is currently seeking to raise $20 million of capital for those purposes. There is no assurance that the Company will raise all or any portion of the additional capital that it seeks. If the Company does not raise any additional capital, it will have to operate at minimal levels and request payment extension dates for its current debt. While its debt is primarily owed to related parties, the accounts payable and the bank line of credit are owed to unrelated parties.

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