Form 10KSB
period 1999-12-31
ZEROS & ONES INC
filed 2000-04-14
CIK 845807

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20559

                                   FORM 10-KSB

(Mark One)
(x)                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

( )                 Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission file number 33-26531-LA

                               ZEROS & ONES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                    88-0241079
       (State of Incorporation)            (I.R.S. Employer Identification No.)

                39 East Walnut Street, Pasadena, California 91103
               (Address of principal executive offices) (Zip Code)

                                 (626) 584-4040

               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange On
        Title of Each Class                              Which Registered

           COMMON STOCK                                       OTC



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The aggregate market value of voting stock held by non-affiliates of the registrant was $104,481,579 as of March 31, 2000 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

     There were 23,574,089 shares outstanding of the registrant's Common Stock as of March 31, 2000.



--------------------------------------------------------------------------------
                                     PAGE 1

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

10KSB

PART I.........................................................................3
ITEM 1.........................................................................3
ITEM 2........................................................................12
ITEM 3........................................................................12
ITEM 4........................................................................12
PART II.......................................................................13
ITEM 5........................................................................13
ITEM 6........................................................................13
Income Statement..............................................................
ITEM 7........................................................................18
Balance Sheet.................................................................19
Income Statement 2............................................................
Cash Flow Statement...........................................................21
Table9........................................................................
Table10.......................................................................
ITEM 8........................................................................36
PART III......................................................................36
ITEM 9........................................................................36
ITEM 10.......................................................................39
ITEM 11.......................................................................40
ITEM 12.......................................................................40
ITEM 13.......................................................................41


--------------------------------------------------------------------------------
                                     PAGE 2

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Zeros & Ones, Inc. is a Nevada corporation (the "Company") organized on October 18, 1988. It was initially incorporated under a different name with the purpose of evaluating and acquiring businesses. Effective July 1, 1999, the Company entered into and closed a Plan of Reorganization and Asset Purchase Agreement (the "ZOI Plan") with Zeros & Ones, Inc., a Delaware corporation ("ZOI"). Pursuant to the Plan of Reorganization and Asset Purchase Agreement, the Company acquired ZOI's assets in exchange for shares of the Company's common stock, and changed its name to Zeros & Ones, Inc. The Company also closed Plans of Reorganization and Exchange Agreements with five media technology companies:
Quantum Arts, Inc., EKO Corporation, KidVision, Inc., Wood Ranch Technology Group, Inc., and Polygonal Research Corporation. Pursuant to those agreements, the Company owns Quantum, EKO, KidVision, Wood Ranch, and Polygonal as 100% owned subsidiaries. The Company also entered into exchange agreements with the shareholders of Pillar West Entertainment, Inc. ("PWE"). The Company absorbed PWE's assets and has dissolved it. By consolidating the technical experts of all of these companies, the Company believes that it is in a unique position to develop content and technology for new and emerging broadband platforms.

     The Company creates proprietary technology and content-based intellectual property to advance the convergence of television and the Internet. Convergence is a result of the natural progression of digitization: the encoding, storage, and retrieval of information in the binary code of ones and zeros.

     The advent of the Internet has introduced new business models, knowledge sharing and personalization methods, forms of transacting commerce, means of remote collaboration, and efficiencies of scale. Television's assimilation into the digital framework forces all economic players to rethink their businesses and adapt to changing times. The resulting platform combines the energetic media-rich style of television with the up-to-the-millisecond connectivity of the Internet.

     Regardless of how convergence may continue to evolve over time, Management believes that the anatomy of any new digital application is comprised of three key parts: content to attract and engage the audience participant, technology that empowers the content to interact and perform transactions, and services that extend the application. The Company refers to the model of these three constants as the "convergence triad."

     The Company is focused on a specific group of projects in each of the three distinct parts of the convergence triad. More importantly, the existence of these projects establishes the groundwork for the propagation of end-to-end solutions, by the Company and by other developers, in which the Company strives to have ownership or revenue-participation in at least one-third of the total digital supply chain.

     As technologies advance and media opportunities emerge, the Company plans to continually leverage and fortify its library of triad building block assets. This strategy is designed to provide a wide base for sustained growth and market penetration that is far less susceptible to shifting market trends than comparable single-sided technology companies. It empowers the Company to participate in the revenue and equity streams of highly valued Internet businesses without becoming distracted from its core focus. The Company also plans a growth strategy through the acquisition of other companies and businesses that provide strategic value.

     The Company plans to relocate its offices and those of its subsidiaries to an Advanced Media Production Center which is expected to be located near the heart of the emerging new media district in Santa Monica, California, or in a nearby city. The Advanced Media Production Center is anticipated to provide both traditional and advanced digital post production services and to provide a launch pad for the Company to demonstrate newly developed products. See "BUSINESS - Advanced Media Production Center."


RECENT DEVELOPMENTS

     The Company recently developed strategic relationships in the areas of Internet telephony (with Apropos Technology), real-time 3D rendering (with WildTangent Inc.) and


--------------------------------------------------------------------------------
digital television (with ICTV Corporation). The Company is currently developing a new strategic relationship in the area of broadband streaming media (with Akamai Technologies). The Company maintains existing strategic relations with Microsoft Corporation, Sun Microsystems, and Cybercash Corporation. The Company intends to enter into written agreements with these companies on a project by project basis as necessary.

     The Company recently entered into a Website development agreement with National Legal Services, Inc. Pursuant to the terms of the agreement, the Company is developing a unique, sophisticated Website which will enable National Legal Services, Inc. to provide real-time online legal services to its clients.

     The Company also recently entered into an agreement with Paul Frank Industries, Inc. ("PFI"), a successful fashion design company with national distribution through stores such as Nordstrom and Urban Outfitters, which entitles the Company to utilize PFI-related images and branded-characters to produce and syndicate original content. The agreement grants the Company exclusive rights to develop media and merchandise utilizing all PFI characters. The Company plans to use the characters initially to develop and produce media content for online delivery. Eventually, the Company plans to use the characters to develop and produce media content for television, films, theme parks, and other entertainment or communication related ventures.

     Through publisher and client-funded projects, the Company designs and develops interactive properties, and collaborates with major corporations on work-for-hire projects. The Company distributes its products through continuing relationships with high-profile publishers and distributors. As bandwidth to the consumer has continued to increase at a rapid rate, the Company has begun to develop new products which may be distributed directly to the consumer via online channels.

     The Company continues to combine and integrate its acquired subsidiaries, including key individuals, strategic relationships, software source code, proprietary technology, intellectual property, fixed assets, intangible assets, and other holdings into the unified brand name of Zeros & Ones, Inc. The following sections describe the history and organization of the constituent corporate entities, their distinct contributions to the ongoing objectives of the Company, and other related details.

PLAN OF REORGANIZATION WITH ZOI

     Effective July 1, 1999, the Company (formerly known as Commercial Labor Management, Inc.) and its prior principal shareholders entered into and closed a Plan of Reorganization and Asset Purchase Agreement (the "ZOI Plan") with Zeros & Ones, Inc., a Delaware corporation ("ZOI"). ZOI was a private corporation and Robert J. Holtz was the sole shareholder of ZOI. Pursuant to the ZOI Plan, which was amended on March 30, 2000 to be effective as of July 1, 1999, the Company acquired 100% of the assets of ZOI in exchange for 220,000 shares of the Company's Common Stock, which were distributed by ZOI to Robert Holtz immediately after the closing. ZOI tendered $120,000 in cash to the Company from which the Company paid its accounts payable. The Company paid a final installment of $87,500 plus simple interest at the rate of 10% per annum to the prior shareholders of the Company in March 2000. On the closing, the prior shareholders of the Company each tendered to the Company for redemption and cancellation 1,850,000 shares of the Company's common stock which they owned. A prior principal shareholder resigned as an officer and director of the Company. Robert J. Holtz was appointed as the Chairman of the Board of Directors and President of the Company, and Steve Schklair was appointed as a director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. The Company also appointed William Burnsed and Bernie Butler-Smith to its Board of Directors.

QUANTUM ARTS

     GENERAL. Quantum Arts, Inc., a California corporation ("Quantum"), originated as an interactive development studio with a focus on the creation of entertainment and educational software. Founded by Steve Schklair, Quantum has delivered a HOT WHEELS CD-ROM title to Mattel, and delivered SECRET DIARY AND MORE to Encore Software in April 1999. At the date of acquisition by the Company, Quantum Arts had begun development of a large scale broadband and CD-ROM computer based educational project for McGraw Hill. Quantum completed Phase I of the project and has elected not to enter into a development agreement with McGraw Hill for Phase II of the project.


--------------------------------------------------------------------------------

     Currently, Quantum Arts, a wholly-owned subsidiary of the Company, has a contract with Electronic Arts for the development of real-time gaming over the Internet. Through the use of a new browser-based 3D technology obtained through one of the Company's strategic relationships, Quantum Arts is delivering innovative content to Electronic Arts.

     Quantum delivers its products via both high and standard bandwidth online channels and CD-ROMs which are sold through retail channels. Quantum receives its development funding from software publishers and clients. Quantum expects to recognize profits through two main sources: negotiated product royalties based on unit sales, and margins included in its development and production budgets.

     Quantum completed the development of SECRET DIARY AND MORE!, which is part of the GIRLS ONLY! line from Encore Software. SECRET DIARY AND MORE! is a fun productivity title which targets young girls between the ages of seven to 14. The title allows users to keep a secret encoded journal, a calendar/datebook, and an address book and to write letters on custom stationery. In addition to these features, a special part of the program allows users to write and print secret messages to their friends which can only be read through special decoding viewers, a few of which are included with the initial software purchase.

     Quantum holds a contractual right of first refusal with Mattel for future HOT WHEEL'S COLLECTORS GUIDE's, as well as an ongoing royalty agreement for sales of the product.

     RESEARCH AND DEVELOPMENT. d3D, a project originated with Quantum, which has been renamed "LiveCast 3D(TM)" and is now offered directly by the Company, is a developing technology ideally suited to capitalize on the Federal Communications Commission ("FCC") mandated digital broadcast standards. LiveCast 3D(TM)'s new technology is being designed to enable broadcasters to transmit REAL TIME 3D and 2D broadcasts of the same event simultaneously. The source of these signals may be either pre-recorded tape or live television broadcasts covering popular events such as sports programming. Through the use of LiveCast 3D(TM) technology, television viewers at home will be able to view program material in true stereoscopic 3D. The Company plans to recognize revenue through the licensing and direct sale of a myriad of key components in the LiveCast 3D(TM) system. Additionally, it is anticipated that the Company will profit through consulting services, the production of 3D high definition commercial video content for distribution to the consumer markets, and through the sale of tools into the growing 3D filmed entertainment market.

     The FCC, which regulates the public airwaves, has advanced digital television ("DTV") in the United States by assigning a new digital channel to each broadcaster. In return, all television stations must convert their operations to broadcast a digital signal. Twenty-six stations were supposed to begin digital broadcasts by late 1998. This group expanded to 40 in mid-1999 and will grow to 120 in 2000, blanketing the top 30 television markets (53% of U.S. citizens) with DTV signals from all four major networks. By approximately 2007, every station in the United States must broadcast DTV or lose its broadcasting license. In order to comply, broadcasters must make substantial capital expenditures for infrastructure upgrades. Nevertheless, there is no audience for DTV broadcasts today and few supporting advertisers. With such significant mandatory upgrade expenses, networks are highly motivated to find products and services that will help develop the DTV market and make it more attractive to advertisers in order to justify those expenses. The LiveCast 3D(TM) project was formed to provide such a product.

     Sports programming drives a significant amount of television viewing, and sports advertising comprises one of the largest segment of television revenues. The Company plans to benefit from the American consumers' interest in televised sports by delivering an entirely new way to watch sporting events: LiveCast 3D(TM) technology and broadcast methodology delivering live sports television to viewers in stereoscopic 3D with digital surround audio.

     Quantum believes that LiveCast 3D(TM)'s primary competitive advantage is the opportunity to establish the standard for 3D broadcast technology by being the first to protect its designs through a combination of copyright, trademark, trade secret and patent laws, and contractual provisions to protect intellectual property rights in its products. In January 2000, the Company, as the parent company of Quantum Arts, filed for patents with the United States Patent & Trademark Office.


--------------------------------------------------------------------------------

     PLAN OF REORGANIZATION AND EXCHANGE AGREEMENT. Effective July 1, 1999, the Company entered into and closed a Plan of Reorganization and Exchange Agreement (the "QA Agreement") with Quantum and Steve Schklair ("Schklair"), the sole shareholder of Quantum. Pursuant to the terms of the QA Agreement, the Company acquired 100% of the total issued and outstanding stock of Quantum in exchange for the issuance of 850,000 shares of the Company's common stock to Schklair and a cash payment totaling $300,000, payable in installments. The Company paid $60,000 of its obligation to Schklair in 1999 and paid the remaining balance plus simple interest at the rate of 4% per annum during the first quarter of 2000. Schklair is the Chief Executive Officer and Chairman of the Board of Directors of Quantum.

EKO CORPORATION

     GENERAL. EKO Corporation, a Delaware corporation ("EKO"), was established in 1997 by Robert J. Holtz and ZOI. EKO is a development stage company which has developed proprietary source code for an Internet-based commerce-oriented online service and virtual community for entertainment professionals. The Company is utilizing this source code to accelerate development of e-commerce and live collaboration projects. Project EKO is also the source of several of the Company's current technologies, including Websuites(TM) Technology.

     PLAN OF REORGANIZATION AND EXCHANGE AGREEMENT Effective July 1, 1999, the Company entered into and closed a Plan of Reorganization and Exchange Agreement (the "EKO Agreement") with EKO and Robert Holtz ("Holtz"), the owner of 98.3% of the total issued and outstanding stock of EKO. Pursuant to the terms of the EKO Agreement, which was amended on March 30, 2000 to be effective as of July 1, 1999, the Company acquired the 98.3% of the total issued and outstanding stock of EKO not already acquired by the Company from ZOI in exchange for the issuance of 297,000 shares of the Company's common stock to Holtz. Holtz is the Chairman of the Board of Directors and Chief Executive Officer of EKO.

KIDVISION, INC.

     KidVision, Inc., a California corporation ("KidVision"), is a development stage company formed in 1998 to be a distributor of educational products for families. KidVision also marketed The Kids Educational Network, a portal Website which was created by ZOI. KidVision may provide the Company with e-commerce fulfillment methodologies and strategic direct marketing relationships.

     PLAN OF REORGANIZATION AND EXCHANGE AGREEMENT. Effective July 1, 1999, the Company entered into and closed a Plan of Reorganization and Exchange Agreement (the "KidVision Agreement") with KidVision and Charles Overton ("Overton"), the sole shareholder of KidVision. Pursuant to the terms of the KidVision Agreement, the Company acquired 100% of the total issued and outstanding stock of KidVision in exchange for the issuance of 16,000 shares of the Company's common stock to Overton. Overton is the Chairman of the Board of Directors and the Chief Executive Officer of KidVision.

WOOD RANCH TECHNOLOGY GROUP, INC.

     GENERAL. Wood Ranch Technology Group, Inc., a Delaware corporation ("Wood Ranch"), was co-founded in 1996 by William Burnsed and Robert Holtz to consult in building next generation television facilities. Wood Ranch's consulting division will be fused into the Company as the "Advanced Media Group."

     The Company and Wood Ranch have conceived the Advanced Media Production Center as a state of the art facility for the production and post production of programming for a variety of media, including television, the Internet and broadband networks. William Burnsed plans to procure and configure the advanced equipment necessary to provide the most sophisticated post production services in the industry. Advanced digital techniques will be applied by Burnsed to attract the producers of all types of programming to utilize the Advanced Media Production Center for post production, editing, special effects, multimedia authoring, and related program production services. The Company believes that the market for such services, although extremely competitive, is broad and growing, with the demand for programming continuing to burgeon to satisfy an increasing number of broadcast outlets. Management also believes that the timing for the establishment of the Center is opportune because the rapid pace of technological advances, especially in digital technology, is


--------------------------------------------------------------------------------
rendering many existing facilities relatively obsolete. Nevertheless, the Company expects to encounter pricing pressure for its planned services.

     The Company plans to eventually consolidate all of its and its subsidiaries' offices in the Advanced Media Production Center as soon as it is completed. In order to establish the Center, the Company must first locate at least 22,000 square feet of office space, preferably in Santa Monica, California, or another location in the Los Angeles metropolitan area. An acceptable lease for such space or appropriate purchase financing must be obtained, and the Company must be adequately capitalized to equip, configure and market the Center. There can be no assurance that the Company will be able to establish the Advanced Media Production Center, or that it will operate successfully. The capitalization of the Advanced Media Production Center is also dependent on securing a lease or leases for approximately $10,000,000 worth of additional equipment.

     PLAN OF REORGANIZATION AND EXCHANGE AGREEMENT. Effective July 1, 1999, the Company entered into and closed a Plan of Reorganization and Exchange Agreement (the "Wood Ranch Agreement") with Wood Ranch, Robert Holtz ("Holtz") and William Burnsed ("Burnsed"), the shareholders of Wood Ranch. Pursuant to terms of the Wood Ranch Agreement, the Company acquired 100% of the total issued and outstanding stock of Wood Ranch in exchange for the issuance of 228,000 shares of the Company's common stock to Holtz and 500,000 shares of the Company's common stock to Burnsed. After the closing of the exchange, Burnsed became a director of the Company on August 24, 1999. Mr. Burnsed is also the Vice President of Advanced Media Group of the Company. Burnsed is a director and President of Wood Ranch and Holtz is a director of Wood Ranch. Although Burnsed has not yet commenced work for the Company, he plans to join the Company once the Company has adequate capital to commence the construction of its planned Advanced Media Production Center.

POLYGONAL RESEARCH CORPORATION

     GENERAL. Polygonal Research Corporation, a Delaware corporation ("Polygonal"), is a development stage company established in 1998 by Bernie Butler-Smith, an acclaimed imaging technologies engineer, and Robert J. Holtz, the founder of Zeros & Ones, Inc. Mr. Butler-Smith and Mr. Holtz formed Polygonal to address the limitations of existing image compression.

     As digital television, electronic cinema, and new forms of high-quality digital video applications continue to emerge, the weaknesses of existing image compression algorithms will become obvious. The problem is fundamental and stems from the fact that current compression engines are being stretched into applications for which they were never intended. The goal of all image compression methods is to store an image in such a manner that it will occupy as small a space as possible. On the Internet, making images use fewer bits of data also means they download faster. Compressed digital video runs more easily than regular digitized video because the computer has less data to process in every frame of a sequence. Image compression also allows a publisher of CD-ROMs and DVDs to reduce production stages and material costs while making the users' experience more seamless and continuous.

     CinePEG(TM), and its internal algorithm, DPC (Dynamic Polygonal Compression) are based on fundamental and advanced principles of Cartesian geometry. CinePEG(TM) is not based on fractals, wavelets, or color scale-suppression. The Company believes CinePEG(TM) is the first motion-centric image compression technology. It was created specifically for digital video. The CinePEG(TM) Compression Engine runs a sequence model representation through a 24 stage process to deliver the right balance of image quality and playback performance. Using a comparable licensing model to that established by Dolby Laboratories for the sublimation of distortion in sound recordings, the Company plans to license CinePEG(TM) to hardware and software developers for services and products that use, create, and manipulate digital video in both professional and consumer venues. CinePEG(TM) algorithms will also be a key component in the Company's LiveCast 3D(TM) system.

     The Company also plans to create "Fluid Fusion," a product that the Company believes will revolutionize the way people compress digital video. Using Fluid Fusion, users are expected to be able to actually see the 3D polygon (3DL) created by CinePEG(TM). Users will be able to adjust each nuance manually to obtain the best possible result without the trial and error associated with most current-day compression technologies. The Company anticipates that its Advanced Media Production Center will feature a "Fluid Fusion" suite where clients can have their uncompressed source video compressed using CinePEG(TM).


--------------------------------------------------------------------------------

Polygonal anticipates that consumer licensees of CinePEG(TM) will likely be interested in licensing elements of "Fluid Fusion" for consumer-oriented desktop video products and a myriad of other yet-to-emerge applications. Further development of CinePEG(TM) and creation of "Fluid Fusion" are still in the research and development phase, and there is no assurance that the Company will successfully develop said products or earn any revenue or profit from them.

     PLAN OF REORGANIZATION AND EXCHANGE AGREEMENT. Effective July 1, 1999, the Company entered into and closed a Plan of Reorganization and Exchange Agreement (the "Polygonal Agreement") with Polygonal and Robert Holtz ("Holtz") and Bernie Butler-Smith ("Butler-Smith"), the shareholders of Polygonal. Pursuant to the terms of the Polygonal Agreement, the Company acquired 100% of the total issued and outstanding stock of Polygonal in exchange for the issuance of 155,000 shares of the Company's common stock to Holtz and 300,000 shares of the Company's common stock to Butler-Smith. Butler-Smith is the President and Holtz is the Chairman of the Board of Directors of Polygonal. Butler-Smith became a director of the Company as soon as permitted under Section 14(f) of the Securities Exchange Act of 1934, as amended, which was August 24, 1999. Mr. Butler-Smith is also the Vice-President of Imaging Technology of the Company, although he has not yet commenced working for the Company, he is in discussions to terminate his employment with an unaffiliated company before commencing full-time employment with the Company.

PILLAR WEST ENTERTAINMENT, INC.

     GENERAL. Pillar West Entertainment, Inc., a California corporation ("PWE"), has produced an online portal to a network of Websites on the Internet referred to as The Kids Educational Network ("K.e.N."). Although the site is no longer on-line, PWE has proposed that the Company expand K.e.N. ("K.e.N. Project"). Management is currently considering the proposal.

     PLAN OF REORGANIZATION. The Company's Plan of Reorganization with PWE (the "PWE Plan") was approved by PWE's shareholders. Pursuant to the PWE Plan, the PWE shareholders were issued a total of approximately 2,380,000 shares of the Company's common stock and approximately 370,000 warrants to purchase an additional 370,000 shares of the Company's common stock in exchange for all of the issued and outstanding Convertible Redeemable Preferred Stock and common stock of PWE. PWE became a 100% owned subsidiary of the Company and was subsequently dissolved in November 1999. The Company absorbed PWE's assets, including the K.e.N. Project.

INTERNET AND THE "VENTURE CATALYST INITIATIVE"

     GENERAL. Some have postulated that "e-commerce is the zenith of the Internet." The Company believes the evolution spectrum of e-business is much larger than the Internet. Convergence opens the doors of commerce to more areas and aspects of our everyday environments - on the television, in our kitchens, in cellular phones, inside handheld devices, and on automobile dashboards. The Company believes that in the coming years there will be an astonishing number of places to transact commerce with a retailer or service provider that will dwarf today's Internet.

     The activity in the e-commerce and e-business sectors is outpacing the ability for venture capitalists to make thorough evaluations of management teams, business models, and technology selections. This is due, in no small part, to the scarcity of experts that can perform accurate assessments of the potential success of next generation e-businesses. Venture capitalists and institutional investors need candidates that are pre-qualified and ready to deploy.

     The Company developed the Venture Catalysm Initiative to address the growing need for Internet start ups and new e-business ventures to accelerate their time-to-market. The Company plans to take an equity and revenue position in all candidates that undergo the six-stage process of venture catalysm. These six stages include "Consideration and Exploration," "Strategic Planning," "Prototyping," "Development," "Growth," and "Transfer."

     At the final phase, "Transfer," the entity is either spun off via an initial public offering or solicited for acquisition by outside companies. This model empowers the Company and its shareholders to participate in the revenue opportunities of the dot-com world without defusing the Company's core focus.


--------------------------------------------------------------------------------

     As a result of its acquisitions, the Company has three projects undergoing this developmental process. The Company is actively seeking other opportunities with outside parties which would meet the required standards of strategic benefit and revenue potential to qualify for admission into the program.

     MOVIESHOPPING.COM. The Company, through its acquisition of assets from ZOI, is currently developing a Website for moviegoers called MovieShopping.com. MovieShopping.com is planned to be the online shopping experience for movie enthusiasts. With just a few clicks, a user will be able to select a movie and have instant access to a world of cinematic merchandise, including videos, DVDs, movie posters, apparel, toys, books, video games, and collectibles. The Company plans to implement the capability for users to purchase advance movie tickets online. Theatrical trailers are also planned to be available for review on the MovieShopping.com Website. MovieShopping.com is currently in the midpoint "Prototyping" stage. The Company currently owns 100% of MovieShopping.com.

     NATIONAL LEGAL SERVICES. Following an initial investment of Company resources into the business plan and prototype for National Legal Services, Inc. ("NLS"), the Company recently entered into a Website development agreement with NLS. Pursuant to the terms of the agreement, the Company is developing a unique, sophisticated Website which will enable NLS to provide real-time online legal services to its clients. The Company currently owns approximately 3% of National Legal Services, Inc., and is also receiving payments from NLS for the development work. The Company anticipates that it will realize a profit margin from the payments received from NLS.

     FINEITEMS.COM. FineItems.com is an online executive gifts store that offers quality brand new merchandise for men, women, and children. Offerings include jewelry, executive gifts, decorative products, collectibles, clocks, luggage, and other high-quality items. The site was originally launched as a soft test for ZOI's back-end e-commerce technology. The selection of products has become more popular and the Company plans to maintain and expand the Website by the third quarter of 2000. The Website was selected in 1999 by Amazon.com to be a charter merchant and an invited participant in Amazon Auctions, where it earned the highest rating from Amazon.com customers. The Website was also platinum-certified by PublicEye, a third-party entity which is regarded by many industry analysts as the "Good Housekeeping Seal of The Internet." FineItems.com was issued the highest rating from the Better Internet Bureau. The Company currently owns 100% of FINEITEMS.COM.

     As the Company advanced the FineItems.com Website to "Development" phase, several valuable relationships with leading players in the online shopping arena were established, including: eToys.com, Beyond.com, CBS Sportsline, PC Flowers & Gifts, ArtSelect Framed Prints, NextCard Visa, Candy Direct, Fragrance.Net, Nature's Pharmacy, Learn2.com, Seattle's Finest Coffee, American Spice, Lobster Net, Omaha Steaks, Decor Linens & Gifts, Bed and Bath, SmokeShop Cigars, Optical Site, CarPrices.com, MagMall.com, FoundMoney.com and Cardservice International. Fineitems.com is planned to enter the "Growth" stage shortly.

ADVANCED MEDIA PRODUCTION CENTER

     The Company plans to build an Advanced Media Production Center ("AMPC") which will house the Company and its subsidiaries. The Company anticipates that the AMPC will be located near the heart of the emerging new media district in Santa Monica, California or in a nearby city. The AMPC is planned to provide both traditional and cutting edge post production services, including telecine, film scanning and recording, random access non-linear online editing, computer graphics and effects, vault storage, compression services, HD color correction, and network delivery services. The Company anticipates that the AMPC will centralize and expand its internal production capabilities. The AMPC is planned to have a demonstration room to showcase the Company's new technologies such as CinePEG(TM) and LiveCast 3D(TM). The Company believes that this demonstration room will be of major benefit to the Company, as the AMPC will attract a daily stream of new clientele which may be potential customers for the Company's new technologies. The AMPC facility will begin construction when the Company has raised enough additional capital to assure a timely completion of the project. In the meantime, the Company will continue to operate from its Pasadena executive offices or new executive offices, if obtained.

C0NSULTING AGREEMENT


--------------------------------------------------------------------------------

     Effective November 1, 1999, Charles Overton resigned as an officer and director of the Company and entered into a consulting agreement with the Company. Pursuant to the consulting agreement, Mr. Overton agreed to assist the Company with the implementation of its business plan, with raising capital, and with the completion of the transaction contemplated in the ZOI Plan. Mr. Overton agreed to provide consulting services to the Company on a nonexclusive basis through June 30, 2000. He also agreed to remain as the Chairman and Chief Executive Officer of KidVision, Inc. until final decisions are made regarding the business and operating plans for KidVision, Inc. In consideration for Mr. Overton's consulting services, the Company has agreed to pay a net referral fee to Mr. Overton equal to one-half of one percent of capital that is raised for the Company through Mr. Overton's efforts, up to a maximum fee of $100,000. Any other consulting or referral fees payable by the Company to Mr. Overton (i.e. up to a maximum fee of $400,000) will be applied to the payment of accounts receivable owed to the Company by an affiliate of Mr. Overton.

COMPETITION - INTERNET

     The market for selling products over the Internet is relatively new, rapidly evolving and intensely competitive. The Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using available commercial software. The Company's FineItems.com and MovieShopping.com Websites will compete with a number of other companies providing e-commerce to consumers. The Company potentially faces competition from a number of large online communities and services that have expertise in developing online commerce. Certain of these potential competitors, including Amazon.com, AOL and Microsoft, currently offer a variety of business-to-consumer traditional services and classified advertising services. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION - PROGRAMMING PRODUCTION SERVICES

     The entertainment service and post production industry is intensely competitive. The Company's planned Advanced Media Production Center ("AMPC") will compete with a myriad of other post production facilities that have access to much of the same advanced digital production technology and equipment as the Company. The Company's competitors in this field presently have substantial competitive advantages over the Company, including infrastructure already installed, customers already being serviced, greater name recognition (AMPC has not yet been built and has no name recognition), and greater financial resources than the Company. There is no assurance the AMPC will be built or will successfully compete for the business of program producers. The Company is expected to encounter pressure to maintain modest prices for its services because of the competition, which could adversely affect the financial condition and results of operations of the Company.

     The Company and its subsidiaries are also expected to encounter fierce competition in the planned production and marketing of any projects. Due to the rapid growth of technology, shifting consumer tastes, and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of the Company's projects or programs.

GOVERNMENT REGULATION - INTERNET

     The Company is not currently subject to direct federal, state or local regulation, other than those laws or regulations applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Although sections of the Communications Decency Act of 1996 ("CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have proposed legislation


--------------------------------------------------------------------------------
that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitutional grounds. The nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the CDA could subject the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's online services or increase the cost of doing business, or in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

GOVERNMENT REGULATION - ENTERTAINMENT PROGRAMMING

     The Federal Communications Commission (the "FCC") regulates the television industry and has established certain standards regarding the dedication of time to programming for children. Domestic regulation by the FCC may impact the content and frequency of exhibition of the Company's entertainment programming in the United States, if it produces such programming for television on the Internet.

     In 1994, the United States was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty ("GATT"). The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Belgium, Denmark, Germany, Greece, Spain, France, Ireland, Italy, Luxembourg, the Netherlands, Portugal and the United Kingdom) to continue enforcing quotas that restrict the amount of American programming which may be aired on television in such countries. The Council of Europe has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures. There can be no assurance that additional or more restrictive television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the business of the Company by limiting its ability to fully exploit the programs (if any) internationally and, consequently, to further finance the programs, if necessary.

EMPLOYEES

     The Company and its subsidiaries currently have approximately 18 full time employees, and also retain a number of independent contractors. The employees include four executive officers.

SEASONALITY

     The Company's business is not expected to be substantially affected by seasonality.

TRADEMARKS

     The Company has not been issued any registered trademarks for its "Zeros & Ones," "CinePEG," "LiveCast 3D," or "HuMotion" trade names, nor have its prospective subsidiaries been issued registered trademarks or tradenames for their respective businesses and products. The Company plans to file trademark and tradename applications with the United States Office of Patents and Trademarks for its proposed tradenames and trademarks. No


--------------------------------------------------------------------------------
assurance can be given that the Company will be successful in obtaining any trademarks, or that the trademarks, if obtained, will afford the Company any protection or competitive advantages.

ITEM 2. PROPERTIES

     The Company does not own any real property and leases approximately 5,000 square feet of office space at 39 East Walnut Street and 45 East Walnut Street, in Pasadena, California 91103. The Company leases the space pursuant to a month-to-month lease at a base rental rate of approximately $5,000 per month, with annual increases equal to the percentage annual change in the applicable Consumer Price Index. Once a site has been secured and construction is completed, the Company and its subsidiaries plan to consolidate and relocate to the planned Advanced Media Production Center. There is no assurance that the Company will be able to find suitable space on acceptable terms for its planned new facilities.

ITEM 3. LEGAL PROCEEDINGS

     On August 6, 1998, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications, Inc. ("CNG") and the sole shareholder of CNG Communications, Inc. pursuant to which the Company was to acquire 100% of the issued and outstanding stock of CNG in consideration for the issuance of 4,200,000 shares of the Company's common stock (i.e., to result in the CNG shareholder owning an agreed upon percentage of the Company's total issued and outstanding stock on the closing of the transaction). The proposed acquisition of CNG did not close. Management believes that CNG and its shareholder breached the agreement. Accordingly, the Company and its two prior principal shareholders filed a lawsuit in 1999 in United States District Court, Central District of California, against CNG and the sole shareholder of CNG for breach of contract, fraud and related claims. The Company has not yet specified the amount of its damages.

     There is no assurance that the Company will prevail in its lawsuit against the defendants, or that it will recover any of its claimed damages. The two prior principal shareholders of the Company have advanced the costs of the lawsuit on behalf of the Company through March 31, 2000 and will each retain a 25% interest in any damages recovered from the lawsuit regardless of which claims remain. The Company may assume the responsibility for the costs of the lawsuit against CNG and its prior shareholder after March 31, 2000. The lawsuit is presently being handled on a contingency fee basis by legal counsel for the Company and it two prior principal shareholders. The Company and its co-plaintiffs recently won their motions for California jurisdiction, and defendants' motions to dismiss on various grounds were rejected by the court. Discovery in the case is continuing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The written consent of a majority of shareholders of the Company was obtained on June 18, 1999 to amend the Company's Articles of Incorporation to change the name of the Company from Commercial Labor Management, Inc. to Zeros & Ones, Inc. The change of the Company's name was made in preparation for the closing of the Plan of Reorganization and Asset Purchase Agreement, effective July 1, 1999, by and between the Company, the prior majority shareholders of the Company, Zeros & Ones, Inc., a Delaware corporation ("ZOI"), and the shareholders of ZOI. In the business combination, the Company also acquired 100% of Quantum Arts, Inc., a California corporation, Wood Ranch Technology Group, Inc., a Delaware corporation, KidVision, Inc., a California corporation, Polygonal Research Corporation, a Delaware corporation, and EKO Corporation, a Delaware corporation, by entering into plans of reorganization and exchange agreements with those companies and the shareholders of those companies. The Board of Directors of the Company concurred in the action by the unanimous written consent of the Board members.

     The written consent of a majority of the shareholders was obtained on February 8, 2000 to approve an amendment to the Company's Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000, and to effect a three-for-one forward stock split of the outstanding shares of the Company's common stock. The Board of Directors of the Company concurred in the shareholder action by the unanimous written consent of the Board members.


--------------------------------------------------------------------------------
                                    PAGE 12

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "ZROS." The range of high and low bid quotations for each fiscal quarter since the last report and previous two years, as reported by Bloomberg, was as follows:

2000                                HIGH                       LOW
----                                ----                       ---
First quarter(3)                   $22.00                     $6.75

1999                                HIGH                       LOW
----                                ----                       ---
First quarter(2)                    $9.75                     $2.75
Second quarter(2)                  $11.75                     $6.50
Third quarter(2)                   $10.14                     $5.75
Fourth quarter(2)                   $9.13                     $3.75

1998                                HIGH                       LOW
----                                ----                       ---
First quarter(1)                     $.31                      $.09
Second quarter(1)                    $.31                      $.28
Third quarter(2)                     $.56                      $.09
Fourth quarter(2)                  $18.50                      $.50

(1)  Reflects the one-for-100 reverse stock split effective in December 1997.
(2)  Reflects the one-for-five reverse stock split effective in July 1998.
(3) Reflects the three-for-one forward stock split effective on February 25, 2000. The information is through March 31, 2000.

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 1999, there were approximately 430 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of March 31, 2000, there were approximately 734 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts, which is unknown. As of March 31, 2000, taking into account the three-for-one forward stock split effective on February 25, 2000 and the completion of the private placement of common stock and warrants on March 13, 2000 that raised approximately $8,100,000 of capital, there were approximately 23,574,089 shares of common stock outstanding, approximately 825,787 warrants outstanding exercisable until November 2002 at a price of $1.00 per share, 5,523,204 warrants outstanding exercisable until December 2002 at a price of $1.83 per share, 180,300 warrants outstanding exercisable until March 31, 2005 at a price of $1.83 per share, 33,860 warrants exercisable until March 31, 2001 at a price of $1.83 per share and 22,915 warrants exercisable until March 31, 2001 at a price of $5.00 per share. All investors in the Company's recently completed private placement of common stock and warrants that raised approximately $8,100,000 of capital, including participating broker-dealers, were deemed to be shareholders of record for the purpose of the Company's three-for-one forward stock split.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE EXPECTED AMOUNT OF FUTURE RESEARCH AND


--------------------------------------------------------------------------------

DEVELOPMENT EXPENDITURES, THE ABILITY OF THE COMPANY TO EARN REVENUES AND CONTROL COSTS, AND THE POTENTIAL INCREASE IN NET INCOME, CASH FLOW AND OPERATING COSTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO THE INABILITY TO OBTAIN THE SUBSTANTIAL ADDITIONAL CAPITAL NECESSARY TO COMMENCE AND COMPLETE CONSTRUCTION OF THE AMPC OR TO COMPLETE THE RESEARCH AND DEVELOPMENT OF ITS PLANNED PRODUCTS, THE POTENTIAL OBSOLENCE OF ITS PLANNED TECHNOLOGIES, FAILURE TO OBTAIN CONTRACTS OR PROJECTS, INTENSE COMPETITION, FAILURE TO COMMERCIALIZE ANY OF ITS PLANNED PRODUCTS OR TECHNOLOGIES, LOSS OF CLIENTS, THE COMPANY'S BUSINESSES ARE RELATIVELY NEW AND SPECULATIVE, FAILURE TO DEVELOP AND MARKET ANY PROPRIETARY PRODUCTS OR SERVICES, FAILURE TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO CONDUCT RESEARCH AND DEVELOPMENT AND OPERATIONS, MANY OF THE COMPANY'S SUBSIDIARIES ARE DEVELOPMENT STAGE COMPANIES THAT HAVE INCURRED OPERATING DEFICITS SINCE INCEPTION, AND OTHER SUBSTANIAL RISKS INHERENT IN THE COMPANY'S BUSINESSES.

OVERVIEW

     Effective July 1, 1999, the Company, which prior to that date was a public reporting company with no tangible assets and less than $100,000 in liabilities, acquired the assets of Zeros & Ones, Inc., a Delaware corporation ("Z0I-DE"), and 100% of the issued and outstanding capital stock of Quantum Arts, Inc., a California corporation ("QA"), Polygonal Research Corporation, a Delaware corporation ("PRC"), EKO Corporation, a Delaware corporation ("EKO"), Wood Ranch Technology Group, Inc., a Delaware Corporation ("WRTG"), and KidVision, Inc., a California corporation ("KidVision"). During the period from July 1, 1999 to November 5, 1999, the Company also acquired 100% of the issued and outstanding common and preferred stock of Pillar West Entertainment, Inc., a California corporation ("PWE"). The Company dissolved PWE in November 1999. The Company reported 100% ownership of PWE for the entire third quarter ended December 31, 1999, although it acquired the outstanding capital stock of PWE gradually over that period of time. While the Company presently intends to maintain QA as a 100% owned subsidiary, it may in the future operate the other businesses as divisions rather than as separate corporations.

     On November 17, 1999, the Company entered into an investment banking relationship with Richmark Capital, Corporation, headquartered in Texas. Beginning in January 2000, and ending in early March 2000, Richmark Capital Corporation and the Company independently raised additional capital for the Company through a Confidential Private Placement Memorandum ("CPPM") pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The total amount of capital raised prior to termination of the offering was approximately $8,100,000.00. The terms of the CPPM were for the sale of units of the Company's securities. Each unit had a purchase price of $4.40, and consisted of one share of the Company's common stock and one warrant to purchase one additional share of common stock at $5.50 per share. The shares sold through the CPPM were issued with a one year restriction under Rule 144 of SEC regulations. The offering was terminated in favor of protecting existing shareholders from undue dilution when the gap between the trading price on the open market and the price of the shares of the CPPM suddenly grew. Although $8,100,000 was raised, the Company intends to complete its original financing goal of total capital $20 million (less broker fees and commissions). There is no assurance that the Company will raise all or any portion of the additional capital that it seeks.

     On February 25, 2000, the Company effected a three-for-one forward stock split of its outstanding shares and increased its authorized common stock to 100,000,000 shares. In addition to the split, the Company changed its trading symbol from ZOZO to ZROS, was issued a new CUSIP number, and issued a mandatory recall and exchange of shares to reflect the new symbol and CUSIP number.

     Management believes that the current capitalization of the Company and its position in the market qualify the Company to apply for a listing on the NASDAQ Small Cap Market. The Company is in the process of moving forward with its NASDAQ application and expects to announce completion of its application in the near future.

     The year 1999 was a formation and early stage development year, which sets the stage for execution of the Company's business plan beginning in the year 2000. With net capital of approximately $7 million (after offering costs and commissions) raised through the CPPM, the Company is now capitalized at adequate levels to execute certain portions of its plan.


--------------------------------------------------------------------------------

     Management believes that adequate funding is now available to finance development of the Company's 2D/3D real-time digital television project (LiveCast 3DTM). Phase 1 of the LiveCast 3DTM project has recently been completed. The achievements of Phase 1 included initial engineering specifications leading to the filing of multiple provisional patents, the beginning of discussions with corporations and individuals important to the continuation of the project, further work on defining the Phase 2 plan for LiveCast 3DTM, and the hiring of a well established director for the design and production of the project marketing video. Keith Melton, the director of multiple 3D films, who most recently directed the IMAX 3D film starring Cirque du Soleil, has been signed to direct the marketing film for the LiveCast 3DTM project. The capital raised through the recent CPPM has enabled the Company to commence Phase 2 of the project. This phase includes developing the lens prototype, writing the software and algorithms to enable the technology, filing of patents to protect the Company's software and intellectual property, and producing a marketing video to market the product and technology to the commercial sector.

     The recent receipt of investment capital has also allowed the Company to escalate full development of the MovieShopping.com Website and business. Strategic alliances and distribution arrangements are rapidly coming into place to enable the execution of the MovieShopping.com plan.

     FineItems.com, an early development and prototype Website to test the Company's WebSuites e-commerce technology, will also be expanded. Management believes that the estimated costs for expansion of FineItems.com are reasonable, when compared to the potential revenue which the site may generate once it has been expanded.

     The receipt of capital from the CPPM has also enabled the Company to secure the rights and a relationship to the popular characters created by Paul Frank Industries, the well-known clothing company that is the holder of these rights. The Company holds a four year exclusive right to develop the Paul Frank characters in all forms of media, and also holds the shared rights to merchandise licensing and development. An animated show is currently being developed for the Internet and television. The Company has received interest from companies that offer distribution of web-based animation, as well as from major television networks for an animated show. The Company is currently in negotiation for these shows, and plans to announce a distribution deal in the near future.

     Earlier this year, the Company began the next phase of its project with National Legal Services ("NLS"). This project is part of the Company's Venture Catalyst Initiative. The Company plans to create a complete on-line law firm with a myriad of service offerings for NLS. As compensation for the Company's efforts and involvement, NLS is paying the Company a production fee which covers all of the Company's production costs, and is expected to result in a profit to the Company. Additionally, the Company owns 3% of the outstanding common stock of NLS. The Company believes that its efforts during the fourth quarter of 1999 led to this development work.

     During 1999, the Company also developed a design and prototype for a Website and CD-ROM interactive human physiology educational program. This work was done under contract with McGraw Hill, Inc. Due to current financial limitations placed on the project by McGraw Hill, the Company has elected not to proceed with Phase 2 of this development work. This decision was made after a careful analysis of the budget requirements necessary to design, develop, and deliver to McGraw Hill a full program which would meet the quality standards expected of all work produced by the Company.

     During 1999 and continuing into 2000, the Company also developed a series of fully interactive 3-D games under contract with Electronic Arts, Inc., a leading interactive entertainment software company. Also used on the games developed for Electronic Arts was the Company's own HuMotion(TM) software processes, which the Company believes is an industry first in the translation of completely human motion to a Web page. For this work, the Company received development funding from Electronic Arts.

     The games developed for Electronic Arts utilized a new web driver developed by Wild Tangent, Inc. Wild Tangent was founded by Alex St. John, the creator of Microsoft's DirectX technology. The Company recently developed a strategic relationship with Wild Tangent whereby Wild Tangent will provide a flow of new customers to the Company for projects that utilize Wild Tangent's streaming 3-D driver technologies, heightened training in the use of new technology developments, and early access to Wild Tangent's pre-


--------------------------------------------------------------------------------
                                    PAGE 15
alpha and beta development programs, and an aggressive co-marketing plan designed to bolster the visibility of both companies.

     Also used on the games developed for Electronic Arts was the Company's own HuMotionTM software processes, which the Company believes is an industry first in the translation of completely human motion to a Web page.

     Management believes that, 1999 was a formation year for the Company. The Company puts substantial work into the above mentioned projects in the consolidation of the acquired companies, funding efforts, hiring of key industry talent, and establishing deals for projects which the Company believes will lead to financial and marketing success in the future. Some of the projects that were started in 1999 will be ready for delivery to the market during the latter part of 2000. Management believes that tehse projects will lead to ongoing revenue streams will for the Company. The Company believes that its revenue streams will grow as the Company releases more of its products into the market. As a result of its recent capitalization, the Company is now positioned to implement important aspects of its business plan creating the opportunity for sustained growth. In 1999, the Company established additional key relationships important to the Company's vision of a future which is rapidly evolving due to broadband distribution coming of age in a world driven by technology. A future where the lines between what is a television and what is a computer are blurring. The Company will endeavor to continue to establish new alliances to enable the Company to become a leading broadband technology and content provider.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998.

     The Company's subsidiaries are primarily development stage companies with no revenue, other than Quantum Arts. Total revenue for the twelve month period ending December 31, 1999 decreased by $91,335 to $291,882 from $383,217 in the prior year. Operating and administrative expenses increased by $1,156,526 during the twelve months ended December 31, 1999 to $1,730,235 from $573,709 in the prior year. The substantial increase in operating expenses in 1999 as compared to 1998 primarily reflects the costs of the Company's business combination with its newly acquired subsidiaries and assets, including the costs of integrating the subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, (2) conducts research, development, prototype construction and marketing of its three dimensional television technology, digital video compression software, and its e-commerce offerings of FineItems.com and MovieShopping.com, and (3) to the extent additional funding becomes available, establishes the digital media production center and acquires other companies. For the twelve months December 31, 1999, the Company's consolidated net loss was $3,578,711 as compared to a consolidated net loss of $1,050,798 for the twelve months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had consolidated net cash of $80,848 at December 31, 1999 as compared to net cash of $120,434 as of December 31, 1998. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $533,612 at December 31, 1999 as compared to a working capital surplus of $65,673 at December 31, 1998. Cash flow utilized for operating activities increased from $442,142 during the twelve months ended December 31, 1998 to $1,374,123 during the twelve months ended December 31, 1999. Cash used for investing activities increased from $571,929 during the twelve months ended December 31, 1998 to $1,711,475 during the twelve months ended December 31, 1999. Cash provided by financing activities increased from $1,133,408 during the twelve months ended December 31, 1998 to $3,046,011 during the twelve months ended December 31, 1999. The substantial increase in cash flow utilized for operating activities in 1999 as compared to 1998 primarily reflects the costs incurred by the Company to complete the business combination with its newly acquired subsidiaries and assets in 1999, and its continuing efforts to integrate the businesses of those subsidiaries and assets. The substantial increase in cash provided by financing activities in 1999 as compared to 1998 primarily reflects capital raised by PWE in 1999 prior to the completion of its acquisition by the Company. PWE ceased raising capital and was dissolved. Accordingly, no additional capital


--------------------------------------------------------------------------------
                                    PAGE 16
is expected to be available to the Company from PWE. Since July 1999, the Company's capital needs have primarily been met from the proceeds of (i) capital realized through the acquisition of PWE, including the exercise of outstanding PWE warrants at an exercise price of $3.00 per share, (ii) project based revenue from companies including McGraw Hill, Electronic Arts, National Legal Services, and The Tech Museum of Innovation, and (iii) a private placement of common stock made by the Company in 2000 which has raised gross proceeds of approximately $8,100,000.

     The Company expects to continue to have significant capital requirements in 2000 and 2001 to finance the construction of the Advanced Media Production Center. The Company anticipates capital requirements of approximately $5 million in fiscal 2000 to complete the construction of the AMPC. The Company will have additional capital requirements during 2000 and 2001 if the Company continues with its plan of acquisition and incubation of new companies and projects. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating deficits which are expected to continue until its Internet project and digital production consulting work grows in volume, if such growth is achieved.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

     The following information only refers to the Company prior to the business combination as discussed in note 1 of the financial statement. The Company had no business operations or revenues during its fiscal years ending December 31, 1998 or December 31, 1997. (not consistent w/stmt of operations) The Company incurred $31,875 in officers' consulting fees and expenses in 1998 compared to no expenses in 1997. The Company did not have assets, capital, or cash to pay any of its accounts payable as of fiscal year ended December 31, 1998. Loss per share for the period was ($.004) adjusted for reverse split, compared to zero in 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company had a working capital deficit of $57,750 as of December 31, 1998, comprised of accounts payable for accounting and legal services rendered for the Company and funds advanced by shareholders. As of December 31, 1998, the Company had no tangible assets and total liabilities of $57,750. No operations were conducted and no revenues were generated in the 1997 fiscal year. The Company at December 31, 1997 had no capital, no cash, and no other assets.


--------------------------------------------------------------------------------
                                    PAGE 17

ITEM 7. FINANCIAL STATEMENTS

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                               ASSETS                          DECEMBER 31, 1999
                                                               -----------------
Currents assets:
   Cash                                                                $ 80,848
   Accounts receivable                                                   25,000
   Prepaid expenses                                                          --
                                                               -----------------
      Total current assets                                              105,848
                                                               -----------------
   Property and equipment, net of
      accumulated depreciation & amortization                            99,728
   Intangible asset, net of
      accumulated amortization                                          186,750
   Other assets
      Deferred offering costs                                           258,000
      Other assets                                                       49,588
                                                               -----------------
                                                                 $      699,914
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $ 142,781
   Accrued officers' salaries                                           107,500
   Bank line of credit                                                   10,919
   Notes payable, related parties                                       358,223
   Current portion of obligations under capital leases                   20,037
                                                               -----------------
      Total current liabilities                                          639,460
                                                               -----------------
Obligations under capital leases, less
   current maturities                                                    28,332

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, $.001 par value
   2,000,000 shares authorized, 0 shares issued and
    outstanding                                                              --
   Common Stock, $.001 par value
   50,000,000 shares authorized 5,834,498 shares issued
    and outstanding                                                   8,628,267
   Paid-In capital                                                    1,392,520
      Less: accounts receivable from stockholder                       (292,300)
   Accumulated deficit during development stage                      (9,696,365)
                                                               -----------------
      Total stockholders' deficit                                        32,122
                                                               -----------------
                                                                 $      699,914

See accompanying independent auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    PAGE 18

                        ZEROS & ONES, INC. & SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      FROM INCEPTION (SEE NOTE 1)
                                          DECEMBER 31, 1999     DECEMBER 31, 1998        TO DECEMBER 31, 1999
                                          -----------------     -----------------     ---------------------------
Revenues                                    $   291,882           $   383,217                $   823,221
Cost of goods sold                              235,831               195,217                    431,048
                                          -----------------     -----------------     ---------------------------
Gross profit                                     56,051               188,000                    392,173

Operating expenses:
General and administrative                    1,730,235               573,709                  4,977,113
Loss on investment in related party           1,512,770               607,021                  3,564,651
Bad debt from related party                     391,757                58,068                    483,669
                                          -----------------     -----------------     ---------------------------
Total expenses                                3,634,762             1,238,798                  9,025,433
Net loss                                    $(3,578,711)          $(1,050,798)               $(8,633,260)
                                          =================     =================     ===========================

Loss per share, basic and diluted                 (0.89)                (0.45)

Average shares outstanding, basic
 and  diluted                               $ 5,100,018           $ 2,346,000

See accompanying independent auditors' report and notes to financial statements


--------------------------------------------------------------------------------
                                     PAGE 19

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                        Common Stock       Preferred Stock
                                  ---------------------  ---------------------
                                  Number of  Par Value   Number of                Additional  Receivable
                                   Shares      $.001      Shares                    Paid in      from      Accumulated
                                               Amount                 Amount        Capital   stockholder     Deficit      Total
                                  ---------  ----------  ---------  ----------    ----------  -----------  -----------  ----------
Balance at Janurary 1, 1998       2,346,000  $   55,000    504,010  $5,040,100                             $(4,939,301) $  155,799

Shares issued for cash                                     101,170   1,011,700                                           1,011,700

Additional capital contribution

Net loss for the year ended
  December 31, 1998                                                                  247,932                (1,178,353)   (930,421)
                                  ---------  ----------  ---------  ----------    ----------  -----------  -----------  ----------
Balance at December 31, 1998      2,346,000      55,000    605,180   6,051,800       247,932            -   (6,117,654)    237,078

Shares issued to shareholders
  of CLMI                           887,941

Shares issued for cash                                     252,128   2,521,284                                           2,521,284

Shares issued for assets
  purchased at transferor's
  basis                             220,000                                          421,957     (292,300)                 129,657

Exchange of preferred stock to
  common stock at exchange
  ratio                           2,924,626   8,573,084   (857,308) (8,573,084)

Shares issued for services           40,908          61                              191,870                               191,931

Shares issued for deferred
  offering cost                      50,000          50                              257,950                               258,000

Shares issued from private
  placement                          40,909          41                              179,959                               180,000

Exercise of warrants                 30,961          31                               92,852                                92,883

Cancellation of shares             (706,847)

  Net loss for the year ended
    December 31, 1999                                                                                       (3,578,711) (3,578,711)
                                  ---------  ----------  ---------  ----------    ----------  -----------   ----------  ----------
Balance at December 31, 1999      5,834,498  $8,628,267          -  $        -    $1,392,520  $  (292,300) $(9,696,365) $   32,122
                                  =========  ==========  =========  ==========    ==========  ===========   ==========  ==========

See accompanying independent auditors' report and notes to financial statements.


--------------------------------------------------------------------------------
                                    PAGE 20

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                              DECEMBER 31, 1999      DECEMBER 31, 1998
                                                              -----------------      -----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net income (loss)                                                (3,578,711)             (1,050,798)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
 PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation and amortization expense                             175,291                   7,078
  Stock issued for services                                         191,889                       -
  Loss on investment in related party                             1,512,770                 607,021

CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
  Accounts receivable                                                (1,559)                (23,441)
  Decrease in due from officers                                     143,800                       -
  Prepaid expenses                                                      362                    (362)

INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable and  accrued expenses                             74,535                  18,360
  Accrued officers' salaries                                        107,500                       -
                                                                 ----------               ---------
TOTAL ADJUSTMENTS                                                 2,204,588                 608,656
                                                                 ----------               ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES             (1,374,123)               (442,142)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of property and equipment                             (34,517)                 (7,633)
  Acquisition of goodwill                                          (120,000)                      -
  Investment in related party                                    (1,512,770)               (607,021)
  Other assets                                                      (44,188)                 42,725
                                                                 ----------               ---------

NET CASH USED FOR INVESTING ACTIVITIES                           (1,711,475)               (571,929)
                                                                -----------               ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from line of credit                                        5,688                   5,231
  Proceeds from notes payable - stockholders                        330,000                       -
  Proceeds from issuance of warrants and private placement          272,883                       -
  Proceeds from issuance of common stock                             21,568                 215,010
  Payments on obligations under capitalized leases                  (15,133)                 (3,901)
  Payments on notes payable - stockholders                          (59,277)                      -
  Issuance of preferred stock                                     2,521,282               1,011,701
  Dividends distributed                                                   -                 (21,633)
  Draws by proprietor                                               (31,000)                (73,000)
                                                                 ----------               ---------

NET CASH PROVIDED BY FINANCING ACTIVITES                          3,046,011               1,133,408
                                                                 ----------               ---------

NET INCREASE (DECREASE) IN CASH                                     (39,587)                119,337
CASH, beginning of year                                             120,435                   1,098
                                                                 ----------               ---------
CASH, end of year                                                $   80,848               $ 120,435
                                                                 ==========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $    5,116               $       -
                                                                 ==========               =========
  Income taxes paid                                              $        -               $       -
                                                                 ==========               =========

See accompanying independent auditors' report and notes to financial statements

-------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of fixed assets under capitalized leases           $   50,728               $  16,676
                                                                 ==========               =========
  Stocks issued for services                                     $  191,889
                                                                 ==========
  Stock subscription for deferred offering cost                  $  258,000
                                                                 ==========
  Issuance of common stock for equipment                         $  144,547
                                                                 ==========
  Issuance of common stock for accounts receivable               $  292,300
                                                                 ==========
  Issuance of common stock for accounts payable                  $    5,459
                                                                 ==========
  Notes payable issuance for goodwill                            $   87,500
                                                                 ==========

See accompanying independent auditors' report and notes to financial statements.

-------------------------------------------------------------------------------
                                     PAGE 22

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(1)  ORGANIZATION:

     Zeros & Ones, Inc. (formerly Commercial Labor Management, Inc.) is a Nevada corporation (the "Company") organized October 19, 1988. The Company was originally incorporated in Nevada under the name Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June 1993, the Company acquired Sono International, Inc. ("Sono"), but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March 1995 the Board approved the merger with Commercial Labor Management, Ltd. which was handled as a reverse merger, and also approved a name change to Commercial Labor Management, Inc. that the name change was made, but the merger was rescinded and never completed.

     Effective July 1, 1999, the Company entered into a Plan of Reorganization and Asset Purchase Agreement to purchase 100% of the assets of Zero & Ones, Inc., a Delaware corporation ("ZOI-DE"), and Plans of Reorganization and Exchange Agreements to acquire 100% of the total issued and outstanding shares of stock of (1) Quantum Arts Inc. ("QA"), (2) EKO Corporation ("EKO"), (3) Polygonal Research Corporation ("PRC"), (4) KidVision, Inc. ("KV"), and (5) Wood Ranch Technology Group, Inc. ("WRTG"), and in exchange for the issuance of a total of 2,566,000 new shares of the Company's common stock plus the issuance of a note in the amount of $300,000 payable to the stockholder of QA for reimbursement of expenses. As part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, Inc. ("PWE") to acquire 100% of the total issued and outstanding capital stock of PWE in consideration for the issuance to the shareholders of PWE of (a) approximately 2,380,000 new shares of the the Company's common stock, and (b) approximately 370,000 warrants to purchase approximately 370,000 additional shares of the the Company's common stock at $3.00 per share. The original majority stockholders of the Company also surrendered to the Company for cancellation 3,700,000 shares of the Company's common stock and received cash consideration of $207,500, of which $120,000 was paid before July 1, 1999 and a promissory note in the amount of $87,500 was paid in March 2000. Under the plan of reorganization, QA, EKO, PRC, KV, WRTG, PWE, and assets acquired from ZOI-DE, refered as "the Group", are merged into one company and are accounted for in a manner similar to a pooling of interest as if they are under common control. Some stockholders are stockholders in various entities within the group. After the effective date of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement No. 16, paragraph 70, referred to as a reverse merger. The business combination of the Group and the Company is accounted for under the purchase method in which the purchase price of $207,500 cash paid and liabilities assumed of the Company are allocated to the fair market value of assets and liabilities acquired. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

See accompanying independent auditors' report.

-------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS ACTIVITY:

          The Company designs and develops entertainment and educational interactive software for distributors and publishers of software products. In addition to fees generated from development of software products, the Company also receives royalty income from sales of certain software products developed for others. Steve, check description for accuracy.

     DEVELOPMENT STAGE ENTERPRISE:

          The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception of Zeros and Ones, Inc. have been considered as part of the Company's development stage activities.

          The unaudited cumulative statements of operations during the development stage consist of results from operations from various entities within the group. The date of inception of each entity within the Group is varied with dates of inception ranging from January 19, 1996 to April 1, 1998.

See accompanying independent auditors' report.

-------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     REVENUE RECOGNITION:

     WORK FOR HIRE AGREEMENTS

          The Company recognizes revenues at various stages of a project upon delivery of the completed work product of the respective particular stage as set forth in the "Work for Hire" agreements.

     ROYALTY INCOME

          The Company earns royalty income from the net revenues of products designed and developed by the Company at various royalty rates ranging from 5% to 30% of net revenues using various tiered methods of computation as set forth in the development agreements. Pursuant to some agreements, the Company also receives non-refundable advances that will be offset against future royalty income. Royalty income is recorded when reported by the payer on a periodic basis. The distributors of the products have the right to recoup any and all justifiable distribution costs prior to making payments to the Company.

     PRINCIPLE OF CONSOLIDATION

          The consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Polygonal Research Corporation, KidVision, Inc., Wood Ranch Technology Group, Inc. and Pillar West Entertainment. All significant intercompany transactions and balances have been eliminated.

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

See accompanying independent auditors' report.

-------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

          The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not materially impact the Company's financial position, results of operations or liquidity.

     GOODWILL:

          Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over 5 years.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The Company's financial instruments principally consist of accounts receivable, accounts payable, line of credit, note payable to a bank, and notes payable to a related party as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The carrying value of the line of credit and note payable to a bank approximates its fair market value since these financial statements carry a floating interest rate. The fair market value of the note payable to a related party approximated its carrying value based on current market rates for such debt.

     NET LOSS PER SHARE:

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

See accompanying independent auditors' report.

-------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

          For the year ended December 31, 1999, the per share data is based on the weighted average number of common and common equivalent shares outstanding, and are calculated in accordance with Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive.

COMPREHENSIVE INCOME

         Comprehensive loss consists of net loss only.

See accompanying independent auditors' report.


-------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     DEFERRED TAX:

          Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

     RECENT PRONOUNCEMENTS EFFECTIVE SUBSEQUENT TO 1998:

          In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material effect on the Company's financial statements.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the effective date for which was deferred by SFAS No. 137 until fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

See accompanying independent auditors' report.

-------------------------------------------------------------------------------
                                    PAGE 28

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(3)  ACCOUNTS RECEIVABLE FROM STOCKHOLDER:

          The Company received $292,300% accounts receivable from stockholder as part of assets purchased from ZOI-DE as described in Note 1 and accordingly, these accounts receivable from stockholder are classified as contra account to stockholders' equity.

(4)  DUE FROM AFFILIATES:

          Amounts represent unsecured, non-interest bearing short-term advances from entities affiliated through common ownership and management.

(5)  PROPERTY AND EQUIPMENT:

          A summary is as follows:

               Computer and Equipment                                 $888,938
               Furniture and fixtures                                   14,607
               Auto                                                     46,861
               Equipment under capitalized leases                       65,100
                                                                     ---------
                                                                     1,015,506
               Less accumulated depreciation and amortization          915,778
                                                                     ---------
                                                                       $99,728
                                                                     =========

          Depreciation and amortization expense totaled $154,541 and $7,078 for the years ended December 31, 1999 and 1998, respectively.

(6)  INTANGIBLE ASSETS

               Goodwill                                               $207,500
               Less: accumulated amortization                          (20,750)
                                                                      --------
                                                                      $186,750
                                                                      ========

          Amortization expenses totaled $20,750 for the year ended December 31, 1999.

(7)  DEFERRED OFFERING COSTS

          Deferred offering costs represents specific incremental costs directly attributable to the sale of the Company's securities and will be charged against the proceeds from the planned private placement.

See accompanying independent auditors' report.

-------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(8)  NOTES PAYABLE, RELATED PARTIES:

        Note payable to related parties in connection with the business                  $87<5000
        combination as described in note 1, payable as of July 31, 1999 with interest at 10% per annum. The note has been extended and
        subsequently paid off in March 2000.

        Note payable to stockholder in connection with the business combination           240,723
        as  described in Note 1, payable, $100,000 with interest
        at 4% per annum from July 31, 1999 to December 31, 1999. The note has been extended and was paid off in March 2000.

        Due to related parties, non-interest bearing, due on demand.                       30,000
                                                                                         --------
                                                                                         $358,223
                                                                                         ========

          Interest expenses totaled $4,392 and $0 for the year ended December 31, 1999 and 1998, respectively.

(9)  OBLIGATIONS UNDER CAPITALIZED LEASES:

          The Company leases computer equipment from unrelated parties under capitalized leases which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of December 31, 1999:

             Year ended December 31,

                  2000                                      $24,451
                  2001                                       18,890
                  2002                                          677
                  2003                                        2,477
                  2004                                        1,239
                                                            ------


                  Total minimum lease payments               55,734
                  Less amounts representing interest          7,365
                                                            -------

                  Present value of minimum lease payments    48,369
                  Less current maturities                    20,037
                                                            -------

                                                            $28,332
                                                            =======
See accompanying independent auditors' report.

-------------------------------------------------------------------------------
                                     PAGE 30

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999


(10) PAID IN CAPITAL:

     Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivables, and accounts payable in exchange for common stock. Common stock was issued to stockholders' of record in exchange for these net assets at transferor's carryover basis.

(11) CAPITAL STOCK:

     PREFERRED STOCK

     The authorized capital stock of the Company includes 2,000,000 shares of preferred stock, par value $.001 per share, none of which is issued or outstanding.

     COMMON STOCK

     The authorized capital stock of the Company includes 50,000,000 shares of common stock, par value $.001 per share. As of December 31, 1999, 5,834,499 shares of the Company's Common Stock were outstanding.

     In 1997 and 1998, the Company effected two reverse stock splits, a one for twenty reverse split and a one for five reverse split. On November 3, 1998, the NASDAQ Stock Market, Inc. issued a Uniform Practice Advisory (UPC #084-98) advising NASDAQ members that the effective date of the one for twenty reverse stock split for settlement purposes would be revised to occur on October 14, 1998 rather than September 22, 1998, because NASDAQ believes that "a sufficient lack of information and uncertainty existed in the marketplace to warrant a revision." Certain members of the NASDAQ disagreed with the NASDAQ's ruling. There is no assurance regarding the final outcome of the NASDAQ's UPC #084-98, or the effect that the ruling and dispute will have on the Company. In addition, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company planned to issue 4,200,000 shares of its common stock to the sole shareholder of CNG, and cancel a sufficient number of outstanding shares to result in the CNG shareholder owning an agreed upon percentage of the Company on the closing of the transactions. As a result of the breach of that agreement by CNG and the CNG shareholder, the Company did not issue any shares of its common stock to the CNG shareholder. Shares, which were surrendered have been reissued and are being held by the principal shareholders of the Company, pending another business combination. (See Note 19 to Consolidated Financial Statements - "Subsequent Events.")

See accompanying independent auditors' report.


--------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(13) INCOME TAXES:

     For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $ 8,633,260. The net operating loss carryforwards expire through 2012 and are available to offset future income tax liabilities.

     Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1999 are as follows:

             Net operating loss carryforwards                $      3,465,300
             Valuation allowance                                    3,465,300
                                                             ----------------

                       Net deferred taxes                    $              0
                                                             ================

     A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

     Under the Tax Reform Act of 1986, the amounts of benefit from, net operating losses and tax credit carryforwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. During 1999, the Company experienced stock ownership changes as described in Note 1 which could limit the utilization of its net operating loss carryforwards in future periods.

(14) COMMITMENTS:

     The Company leases its office facility under an operating lease expiring March 31, 2000. Upon the lease expiring, the Company will rent its office facility on a month to month basis. The Company is in the process of negotiating a new lease.

     Rent expense totaled $33,559 and $8,520 for the years ended December 31, 1999 and 1998 respectively.

(16) CONTINGENCIES:

     The Company is the plaintiff in a lawsuit it filed with Mark Richardson and Edward Torres as co-plaintiffs, against CNG Communications, Inc. and Paul Bishop, the prior sole shareholder of CNG Communications, Inc. ("CNG"), pursuant to which the Company, Mr. Richardson and Mr. Torres are claiming that CNG and Mr. Bishop committed breach of contract and fraud, causing the Company, Mr. Richardson and Mr. Torres to incur substantial damages. The lawsuit and the sharing agreement among the plaintiffs are described in greater detail in the Company's Report on Form 8-K, dated July 7, 1999.

See accompanying independent auditors' report.



--------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999


(17) INVESTMENT IN RELATED PARTY:

     During January of 1996, Pillar West Entertainment, Inc. entered into a Production and Licensing agreement with Randall Overton Productions, Inc. (Randall Overton) in which the 100% stockholder of PWE is also a major stockholder of Randall Overton. Pursuant to this agreement, 60% of gross proceeds raised from the issuance and sale of PWE convertible preferred stock was contributed to Randall Overton for the production, marketing, sale, and distribution of certain products and programs. As of December 31, 1999 and 1998, losses from this investment in related party were $1,512,770 and $607,021, respectively.

(18) PRIOR PERIOD ADJUSTMENTS

     Preferred stock and accumulated deficit for the year ended December 31, 1998 and 1997 has been restated. Bad debt losses and losses from investment in a related party from January 1997 through December 31, 1998 from one of the entities (PWE) in the combined group were presented as preferred stock distribution to shareholders rather than a loss from operations. The net effect of this prior period adjustment to preferred stock and accumulated deficit during development stage are as follows:

                                                                                                   Accumulated
                                                                             Preferred           deficit during
                                                                               Stock            Development Stage
                                                                       ----------------------------------------------

Balance reported as of December 31, 1997                               $        3,561,396    $       (3,460,327)
Adjustments:
Loss from investment in related party, net of tax                               1,444,860
Bad debt loss from related party, net of tax                                       33,844

To reinstate preferred stock balance for
above losses that were treated as distribution                                                       (1,478,704)
                                                                       ----------------------------------------------

Adjusted balance as of December 31, 1997                               $        5,040,100    $       (4,939,031)
                                                                       ==============================================

Balance reported as of December 31, 1998                               $        5,386,712    $       (5,452,565)
Adjustments:
Loss from investment in related party, net of tax                                                      (607,021)
Bad debt loss from related party, net of tax                                                            (58,068)

To reinstate preferred stock balance for
above losses that were treated as distribution                                    665,088
                                                                       ----------------------------------------------

Adjusted balance as of December 31, 1998                               $        6,051,800    $       (6,117,654)
                                                                       ==============================================

-------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(19) SUBSEQUENT EVENTS:

     A) During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 1,841,068 pre-split shares of the Company's common stock at a purchase price $4.40 per share and 1,841,068 pre-split warrants at an exercise price of $5.50 per share. The Confidential Private Placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Confidential Private Placement were restricted securities as defined in Rule 144. The offering generated gross proceeds of approximately $8,100,000. An additional 50,000 pre-split shares of the Company's common stock was issued for services rendered in connection with this confidential private placement, which was valued at $4.40 per share.

     B) During February 2000, the Company entered into a Website Development and License Agreement with National Legal Services, Inc.(NLSI). Additionally, provided that NLSI is current on all payment obligations, the Company agreed to purchase $50,000 worth of NLSI Series A Preferred Stock at the price specified in the current offering of said stock.

     C) During March 2000, the Company entered into two employment agreements pursuant to which the Company has agreed to issue 250,000 stock options to purchase 250,000 shares of the Company's common stock and 50,000 stock options to purchase 50,000 shares of the Company's common stock, respectively, pursuant to the stock option plan the Company plans to adopt in the near future. One of the employment agreements specifies a stock option guarantee that the shares underlying the options will be valued at $1,000,000 at the end of the employee's four year vesting period.

     D) Subsequent to the year ended December 31, 1999, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000. The Company also declared a three-to-one forward stock split. The forward stock split will be effective on February 25, 2000. The financials statements as of December 31, 1999 and 1998 do not reflect the effect of the forward stock split.


--------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

See accompanying independent auditors' report.










--------------------------------------------------------------------------------
                                    PAGE 35

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT


NAME                       AGE    POSITION
----                       ---    --------

Robert J. Holtz            29     Director, Chairman of the Board of Directors
                                  and President

Steve Schklair             45     Director, Chief Executive Officer and
                                  Chief Financial Officer

William Burnsed            53     Director and Vice President of Advanced
                                  Media Group

Bernie Butter-Smith        45     Director and Vice President of Imaging
                                  Technology

Allen Crawford             46     Vice President of Strategic Development

Obie Scott Wade            35     Vice President of Creative Affairs

     ROBERT J. HOLTZ is the Chairman of the Board of Directors and President of the Company. Mr. Holtz has also been the Chairman of the Board of Directors, President, and Founder of Zeros & Ones, Inc., a Delaware corporation ("ZOI"), since its inception in April 1994. Holtz established strategic relationships with Fortune 100 companies, engaged in contract negotiations, coordinated marketing and public relations, and managed client/developer relationships. Mr. Holtz is also the Founder of EKO Corporation and Co-Founder of both Polygonal Research Corporation and Wood Ranch Technology Group. From October 1991 until founding ZOI in April 1994, Mr. Holtz was the Director of Special Projects for Action Video, Inc., a television post-production facility. During that tenure, Mr. Holtz developed several key techniques and technologies utilized by the entertainment industry to digitize and share video clips in collaborative projects. From January 1989 until October 1991, Holtz headed a small business that created custom hardware and software solutions. In the early 1990's, Mr. Holtz participated in Microsoft's Win32 Group which guided the development of Win32; the core of the Microsoft Windows operating system shared in Windows 95, Windows 98, Windows NT, and Windows 2000. Mr. Holtz's accomplishments also include the creation of the first completely automated credit card clearing and merchant protection service center for an independent processor, the creation of an Emergency Response Locator system which locates physicians and specialists by geographical proximity for emergency response, and the creation of one of the first fully automated credit card commerce system for the nationwide sale of movie theater admission tickets. Mr. Holtz is an active member of the Society of Motion Picture and Television Engineers, the Institute of Electrical and Electronic Engineers, the Society of Television Engineers, the Association of Computing Machinery, and the International Multimedia Association (Charter Member).

     STEVE SCHKLAIR is the Chief Executive Officer and Chief Financial Officer of the Company and has been a director of the Company since August 24, 1999. Mr. Schklair has also been Chairman of the Board of Directors, Chief Executive Officer, and President of Quantum Arts, Inc., a subsidiary of the Company, since the inception of its predecessor-in-interest in December 1997. From 1995 to 1997, Mr. Schklair was the Vice President and General Manager of New Media for Digital Domain, a special effects company in Venice, California. His responsibilities at Digital Domain included co-managing the facility, streamlining development and production processes, overseeing asset development and management, staffing key positions, managing contract negotiations, managing marketing and public relations, and managing client, partner, and publisher relationships. At Digital Domain, Mr. Schklair co-negotiated a joint venture with Mattel to create CD-ROM titles


--------------------------------------------------------------------------------
based on Mattel's licensed properties. The first title, BARBIE FASHION DESIGNER, sold over 2,000,000 units, which makes it one of the best-selling children's titles of all time. From 1993 to 1995, Mr. Schklair was an Executive Producer and Creative Director at R/Greenberg Associates, a commercial production company with offices in Los Angeles, California and New York, New York. He joined R/Greenberg as a visual effects and process consultant providing creative direction on TERMINATOR 2: 3D for Universal Studios. At R/Greenberg, he designed and produced interactive projects for clients such as AT&T, FCB, Levis, Silicon Graphics, Activation, Phillips, IBM, Universal Studios, and Princess Cruises. From 1990 to 1993, Mr. Schklair was an Executive Producer and Project Manager for Synapse Technologies, a computer graphics company in Los Angeles, California. At Synapse Technologies, he developed and produced several interactive multimedia titles, including COLUMBUS: ENCOUNTER, DISCOVERY AND BEYOND, EVOLUTION AND REVOLUTION, and AIR POWER. In 1981, Mr. Schklair co-founded Infinity Filmworks. During his ten years as President of Infinity Filmworks, he produced and photographed several films, music videos, and commercials, including the award winning SENSORIUM for Six Flags Power Plant in Baltimore, Maryland and the award winning TO DREAM OF ROSES, created for the 1990 Osaka World Exposition. Mr. Schklair received a Bachelor of Fine Arts from California State University in 1979 and a Master in Fine Arts from the University of Southern California School of Cinema/Television in 1982.

     WILLIAM BURNSED has been a director and Executive Vice President of the Company since August 24, 1999. Mr. Burnsed has also been the Chairman and Chief Executive Officer of Wood Ranch Technology Group, Inc., a subsidiary of the Company, since its inception in 1998. In 1995, Mr. Burnsed founded Digital Video Engineering, a sole proprietorship engaged in computer systems design and installation for television and film special effects. Digital Video Engineering has been combined with Wood Ranch Technology Group, Inc. From January 1996 until July 1996, Mr. Burnsed was the Director of New Business Development for Discreet Logic Systems in North and South America. While with Discreet Logic Systems and Digital Video Engineering, Mr. Burnsed built online random access edit rooms for the Fox Network and high level telecine for Advanced Digital. In August 1991 he founded Hollywood Digital, a television post production company which Mr. Burnsed operated through 1994. In February 1982, Mr. Burnsed founded B&B Systems, Inc., an equipment manufacturing and turn key television systems engineering and construction contracting company. During his eleven year tenure as President of B&B, B&B designed and built several large facilities, including the J.C. Penny World Headquarters, 525 Post Production, the Financial News Network, Lorimar Studios, Post Pro Video, Multimedia Services, the Shop Television Network, and the California State Assembly Television Network. From May 1979 to February 1982, Mr. Burnsed was the Director of Engineering for Editel where he was responsible for the design and construction of five online edit bays, three rank telecines, one audio mixing room, and one insert stage. From 1976 to 1979, he was the Engineering Supervisor for TAV/Merv Griffin Productions where he supervised a department of engineers who were responsible for the installation and maintenance of television equipment used for videotaping the Merv Griffin Show. From 1973 to 1976, Mr. Burnsed was the General Manager of Shelter Vision Mobile Video where he was responsible for the video systems operation of a television mobile truck which traveled to various cities videotaping musical shows. From 1971 to 1973, he was the Director of Studio Operations for Transworld Communications, a division of Columbia Pictures. At Transworld, Mr. Burnsed was responsible for the design, installation, and operation of seven custom studios in cities from Honolulu to London. Mr. Burnsed has not yet commenced working for the Company. Mr. Burnsed plans to join the Company once the Company has adequate capital to commence construction of its planned Advanced Media Production Center.

     BERNIE BUTLER-SMITH has been a director and Executive Vice President of the Company since August 24, 1999. Mr. Butler-Smith has also been the Chairman and Chief Executive Officer of Polygonal Research Corporation, a subsidiary of the Company, since its inception in August 1998. For the past twelve years Mr. Butler-Smith has designed real-time image processing products for various applications. In May 1998, Mr. Butler-Smith formed a research and development company called ICU Security. Prior to co-founding Polygonal Research Corporation, he was the Vice President of Engineering at Digi-Spec Corporation for eleven years. At Digi-Spec Corporation he designed 35 image processing products, including pixel level video motion detectors, time lapse recorders, and digital switching and routing equipment. In an independent study conducted by Sandia National Labs and commissioned by the U.S. Department of Energy, Mr. Butler-Smith's motion detector products received the highest ranking. Mr. Butler-Smith has also done research in several disciplines of mathematics and high performance digital pipelining structures. Among the companies that currently use his designs are Microsoft for external security, Pheizer Pharmaceutical for security, the U.S. Department of Defense for strategic applications, the U.S. Navy for


--------------------------------------------------------------------------------
strategic applications, the Hoosier Dome for security, Boeing for employee safety, the Environmental Protection Agency for detecting pollution leakage, and the Federal Aviation Agency for detection functions at airports. Mr. Butler-Smith has not yet commenced working for the Company. He is in discussions to terminate his employment with un unaffiliated company before commencing full-time employment with the Company.

     ALLEN CRAWFORD accepted a position with the Company as the Vice President of Strategic Development in March 2000 after a two-month consulting engagement that started in January 2000. Prior to joining the Company, Mr. Crawford was the Executive Vice President of Production Development and Corporate Affairs and a board member of Station X Studios, LLC, a digital effects and animation studio that he co-founded in 1998 to produce extreme photo-real computer generated imagery for feature films and television commercials. From 1995 to 1998 he was the Director of Business Affairs for Digital Domain where he was responsible for negotiating studio deals including FX deals for such feature films as "Apollo 13", "The Fifth Element", "Dante's Peak" and "Titanic", as well as deals for major location based and CD-ROM based projects, music videos, and national commercial spots. Prior to 1995, Mr. Crawford was an executive in the computer industry specializing in mergers and acquisitions for Tandon Corporation from 1986 to 1995, and business affairs for Autologic, Inc. and Automatic Data Processing, Inc. from 1979 to 1986 and from 1977 to 1979, respectively.

     OBIE SCOTT WADE has been the Vice President of Creative Affairs of the Company since February 15, 2000. From August 17, 1999, until his promotion to Vice President of Creative Affairs, Mr. Wade was a Creative Director of the Company. Mr. Wade has served as a Creative Consultant and Director for numerous location-based projects such as: Space Park Bremen, a space-themed visitor complex in Bremen, Germany; Discovery World theme park in Taichung, Taiwan; a major, new corporate identity center in Europe for Volkswagen; and a new, multi-sensory exhibit on the subject of toys and technology for The Tech Museum of Innovation in San Jose, California. Mr. Wade began his career in 1986 as a writer and producer for the ACE-award-winning 5-2-6 SHOW created by the California State Board of Education and Apple Computer. He later served as the head of Creative Development for the West Coast Office of PBS station WQED/Pittsburgh - the home of Mr. Rogers and Carmen San Diego. While at WQED, Mr. Wade worked closely with Dr. Donna Mitroff to spearhead the station's entry into the realm of content-based themed entertainment. His credits for WQED include: writing and directing several titles in the TURBO TEACHER educational ride-film series for Iwerks Entertainment; creating concepts for multimedia presentations on the subject of biodiversity for the National Park Service; and developing interactive theater attractions for Legoland USA. In 1997, Mr. Wade worked with Jim Henson Productions to develop WEB WARRIORS, the first interactive children's game show to be played simultaneously on TV and in cyberspace. Mr. Wade has recently worked on other projects including the development of an animated feature for Klasky-Csupo, and content direction for the DRAGON BALL Z on-line children's game produced by Pioneer Entertainment. Presently, Mr. Wade oversees the branded content group for the Company where he is currently developing and producing a slate of original animated and live-action youth oriented programming for the Company's web and television content offerings.

     Under the Nevada General Corporation Law and the Company's Articles of Incorporation, the Company's directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation of its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties including gross negligence.

     Insofar as an indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted for directors, officers or persons controlling the


--------------------------------------------------------------------------------

Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission each indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

EXECUTIVE OFFICER COMPENSATION

     The following table sets forth cash compensation paid for services rendered to the Company by the Company's executive officers during its last fiscal year ended December 31, 1999. During the third quarter and the fourth quarter of last fiscal year no executive officer received actual cash compensation from the Company that exceeded $100,000. This amount includes deferred salary compensation in the amount of $58,500 to Mr. Holtz, and $49,000 to Mr. Schklair. No cash bonuses were paid by the Company. The Company plans to establish a stock incentive program for the directors, executive officers and employees of the Company pursuant to which authorized and unissued common stock will be reserved for issuance to the directors, officers, employees and key consultants of the Company, as determined by the Compensation Committee (to be formed) of the Board of Directors. The Company expects to authorize 3,000,000 shares of the Company's common stock to be reserved for issuance upon the exercise of up to 3,000,000 stock options which may be granted in the future pursuant to the Company's planned management incentive stock option plan.

NAME                                POSITION                   CASH COMPENSATION
----                                --------                   -----------------
Steve Schklair(1)          Chief Executive Officer,
                           Chief Financial Officer,            $ 97,500(3)
                           Secretary

Robert Holtz(2)            President                           $ 97,500(3)

All executive officers                                         $195,000(3)
as a group (4 persons)


------------------------------
(1) In connection with the Company's business combination with its wholly owned subsidiaries in July 1999, Mr. Schklair was issued 850,000 shares of the Company's common stock and a cash payment totaling $300,000, payable in installments. The Company paid $60,000 of its obligation to Schklair in 1999 and paid the remaining balance plus simple interest at the rate of 4% per annum during the first quarter of 2000.

(2) In connection with the Company's business combination with its wholly owned subsidiaries in July 1999, Mr. Holtz was issued 900,000 shares of the Company's common stock, 50,000 of which he conveyed to Charles Overton in January 2000.

(3) This amount covers the period from July 1, 1999 to December 31, 1999 and includes $58,500 deferred salary payable to Robert Holtz and $49,000 deferred salary payable to Steve Schklair.

EMPLOYMENT AGREEMENTS

     The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.


--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the names and addresses of the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company.

                                                   NUMBER OF SHARES
                                                  BENEFICIALLY OWNED      NUMBER OF SHARES          PERCENTAGE OF
 TITLE OF CLASS   NAME & ADDRESS OF SHAREHOLDER  BEFORE FORWARD SPLIT    BENEFICIALLY OWNED      OUTSTANDING SHARES
                                                                          AFTER STOCK SPLIT     BENEFICIALLY OWNED(5)
----------------- ------------------------------ ---------------------- ---------------------- ------------------------

Common Stock      Steve Schklair(1)                       850,000               2,550,000                  14.6%
                  39 East Walnut Street
                  Pasadena, California 91103

Common Stock      Robert Holtz(2)                         850,000               2,550,000                  14.6%
                  39 East Walnut Street
                  Pasadena, California 91103

Common Stock      William Burnsed(3)                      500,000               1,500,000                   8.6%
                  39 East Walnut Street
                  Pasadena, California 91103

Common Stock      Bernie Butler-Smith(4)                  300,000                 900,000                   5.2%
                  39 East Walnut Street
                  Pasadena, California 91103

Common Stock      All officers and directors            2,500,000               7,500,000                    43%
                  as a group (4 persons)
                  39 East Walnut Street
                  Pasadena, California 91103

------------------------------

(1) Mr. Schklair is the Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company.

(2) Mr. Holtz is the Chairman of the Board of Directors and President of the Company.

(3)  Mr. Burnsed is a director and Executive Vice-President of the Company.

(4)  Mr. Butler-Smith is a director and Executive Vice-President of the Company.

(5) A three for one forward stock split became effective on February 25, 2000. Prior to the forward stock split the Company had a total of approximately 5,816,876 shares issued and outstanding. After the effective date of the forward stock split the Company had a total of approximately 17,450,630 shares issued and outstanding, not including approximately 5,523,204 shares (after taking into account the three-for-one forward stock split) and 5,523,204 warrants issued in the Company's private placement of securities that recently resulted in gross proceeds of approximately $8,100,000 and not including the exercise of 120,255 warrants at an exercise price of $3.00 per share ($1.00 per share after the stock split) which have been exercised since February 7, 2000. The Company is also obligated to issue approximately 480,000 additional shares of its common stock to a broker-dealer firm and consultants. The Company is also obligated to issue approximately 237,075 warrants at an exercise price of $1.83 per share to broker-dealer firms and consultants. The percentages on the table are calculated based on 17,450,630 shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was initially incorporated as Tokyo Raiders, Inc. It subsequently changed its name to Club USPN, Inc. then to XL Corp., then to Commercial Labor Management, Inc., and then to Zeros & Ones, Inc. The Company was incorporated for the purpose of engaging in any lawful business, with its original purpose to evaluate and acquire one or more unspecified businesses or properties. In June 1997, all issued and outstanding shares of the Company's Series A Convertible Preferred Stocks were converted by their holders into 7,200,000 shares of the Company's common stock.

     In December 1997, the Company, by the written consent of its majority shareholders representing approximately 82.6% of the total issued and outstanding common stock of the Company, (i) amended its Articles of Incorporation to increase the authorized common stock from 15,000,000 to 50,000,000 shares, par value $.001 per share, and (ii) effected a one for twenty reverse stock split to result in a total of 643,804 shares of common stock issued and outstanding. On December 31, 1997, an additional 7,530,600 shares of the common stock were issued, resulting in a total of 8,173,804 shares of the Company's common stock issued and outstanding as of December 31, 1997. In July 1998, the Company, by the written consent of its majority shareholders representing approximately 87% of the total issued and outstanding common stock of the Company, effected a one for five reverse stock split.


--------------------------------------------------------------------------------

     On August 6, 1998, the Company entered into a Plan of Reorganization and Stock Exchange Agreement with CNG Communications, Inc. and the sole shareholder of CNG Communications, Inc. ("CNG") pursuant to which the Company was to acquire 100% of the issued and outstanding stock of CNG in consideration for the issuance of 4,200,000 shares of the Company's Common Stock (i.e., to result in the CNG shareholder owning an agreed upon percentage of the Company's total issued and outstanding stock on the closing of the transaction). The proposed acquisition of CNG did not close. Management believes that CNG and its shareholder breached the Agreement. Accordingly the Company filed a lawsuit against CNG and its sole shareholder in 1999 for breach of contract, intentional interference with business relationship and related claims. The Company has not yet specified the amount of its damages. There is no assurance that the Company will prevail in its filed lawsuit against the defendants, or that it will recover any of its claimed damages.

     Pursuant to a Confidential Private Placement Memorandum dated December 15, 1999, the Company recently sold 5,523,204 shares of common stock and 5,523,204 warrants, for an aggregate amount of approximately $8,100,000 in cash. These securities were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended to "accredited investors" as defined in the Securities Act of 1933, as amended. The warrants are exercisable until December 31, 2002 at an exercise price of $1.83 per share. The Company has the right to call the warrants at any time that the bid price of the Company's common stock on the OTC Bulletin Board, NASDAQ or other public trading market is equal to or greater than $2.50 per share for 20 consecutive trading days. If the Company has the right to and does call the warrants, warrantholders will have a period of 30 days from the date of notification of the call to exercise the warrants or they will expire unexercised. If the Company calls the warrants, it will then proceed to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon the exercise of the warrants in order for those shares to become free trading.

     The principal broker-dealer for this offering was Richmark Capital Corporation. Richmark Capital Corporation raised approximately $2,650,000 of the capital and received (i) 14% of the proceeds of sales all securities sold by Richmark Capital Corporation, (ii) 150,000 shares of the Company's common stock, and (iii) 180,300 warrants to purchase common stock exercisable until February 24, 2005 at an exercise price of $1.83 per share.

     The Company also issued a total of approximately 370,000 warrants to the shareholders of Pillar West Entertainment, Inc. to purchase 370,000 shares of the Company's Common Stock for a purchase price of $3.00 per share, exercisable for a period of three years from the date of the issuance of the warrants, which occurred on or about November 9, 1999. The warrants include customary anti-dilution provisions providing for price and amount adjustments in the event of stock splits, reverse stock splits, recapitalizations, stock dividends and similar transactions. No adjustments are made for the issuance of additional shares of capital stock by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT NO.     DESCRIPTION                                                        PAGE NO.
-----------     -----------                                                        --------
3.1             Articles of Incorporation(1)
3.2             Amendments to Articles of Incorporation(1)
3.3             Bylaws(1)
4.1             Specimen Certificate for Common Stock
4.3             Specimen Warrant Certificate
10.1            Plan of Reorganization and Asset Purchase Agreement with Zeros &
                Ones, Inc.(2)
10.2            Plan of Reorganization and Exchange Agreement with Quantum Arts,
                Inc.(2)
10.3            Plan of Reorganization and Exchange Agreement with KidVision,
                Inc.(2)
10.4            Plan of Reorganization  and Exchange  Agreement with Wood Ranch
                Technology Group, Inc.(2)


--------------------------------------------------------------------------------
                                     PAGE 41

10.5            Plan  of   Reorganization   and  Exchange   Agreement  with  Polygonal
                Research Corporation(2)
10.6            Plan of Reorganization and Exchange Agreement with EKO
                Corporation(2)
10.7            Plan of Reorganization with Pillar West Entertainment, Inc.(2)
10.8            Amendment to Plans of Reorganization  and Exchange and Asset
                Purchase Agreements dated March 30, 2000(1)
10.9            Amendment to Plans of Reorganization  and Exchange and Asset
                Purchase Agreements dated March 30, 2000
10.10           Deal Memorandum with Paul Frank Industries, Inc. dated February
                1, 2000(3)
10.11           Website Development and License Agreement with National Legal
                Services dated December 20, 1999(3)
10.12           Developers Work For Hire Agreement with McGraw Hill Companies,
                Inc. dated August 31, 1999(3)
10.13           Master Development Agreement with Electronic Arts, Inc. dated
                July 31, 1999(3)
21.1            List of Subsidiaries
23.1            Independent Auditors' Report of Stonefield Josephson, Inc.
                Independent Certified Public Accountants

--------------------

(1) Incorporated by reference from the exhibits included with the Company's Registration Statement on Form S-18 declared effective by the Securities and Exchange Commission on December 17, 1993, or from the exhibits included with the Company's prior Reports on Form 8-K filed with the Securities and Exchange Commission since December 1993.

(2) Incorporated by reference from the exhibits included in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 1999.

(3) A copy of this exhibit is not filed on the basis that it contains confidential material information and therefore may be excluded from the Company's public reports pursuant to Rule 406 of the Securities Act of 1933, as amended. The Company may file a request for confidential treatment for these agreements with the Securities and Exchange Commission in the future under Rule 406.

     (b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended December 31, 1999.

          Report on Form 8-K dated February 8, 2000, relating to the forward stock split and Amendment to the Articles of Incorporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2000              ZEROS & ONES, INC.

                                    By:   /s/ Steve Schklair

                                    ------------------------
                                     Steve Schklair, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Robert Holtz         Chairman of the Board and          March 31, 2000
----------------------     President
 Robert Holtz



--------------------------------------------------------------------------------

  /s/ Steve Schklair       Director and Chief Executive       March 31, 2000
----------------------     Officer
 Steve Schklair

  /s/ Bernie Butler-Smith  Director                           March 31, 2000
----------------------
 Bernie Butler-Smith

  /s/ William Burnsed      Director                           March 31, 2000
----------------------
 William Burnsed


                               ZEROS & ONES, INC.

                                INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
EXHIBIT NO.          EXHIBIT                                     NUMBERED PAGE
-----------          --------                                    -------------
4.1                  Specimen Certificate of Common Stock
4.2                  Specimen Warrant Certificate
10.8                 Amendment to Plans of Reorganization  and Exchange and
                     Asset Purchase Agreements dated March 30, 2000
21.1                 List of Subsidiaries
23.1                 Independent Auditors' Report of Stonefield Josephson, Inc.


--------------------------------------------------------------------------------
                                    PAGE 43