Form 10KSB/A
period 1999-12-31
ZEROS & ONES INC
filed 2000-04-26
CIK 845807

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20559

                                 Amendment No. 1
                                       to
                                  FORM 10-KSB/A

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



--------------------------------------------------------------------------------
                                     PAGE 1

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

10KSB

PART I.........................................................................3
ITEM 1.........................................................................3
ITEM 2........................................................................12
ITEM 3........................................................................12
ITEM 4........................................................................12
PART II.......................................................................13
ITEM 5........................................................................13
ITEM 6........................................................................13
ITEM 7.....................................................................18-36
ITEM 8........................................................................37
PART III......................................................................37
ITEM 9........................................................................37
ITEM 10.......................................................................40
ITEM 11.......................................................................41
ITEM 12.......................................................................41
ITEM 13.......................................................................42


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

     RESEARCH AND DEVELOPMENT. d3D, a project originated with Quantum, which has been renamed "LiveCast 3D(TM)" and is now offered directly by the Company, is a developing technology ideally suited to capitalize on the Federal Communications Commission ("FCC") mandated digital broadcast standards. LiveCast 3D(TM)'s new technology is being designed to enable broadcasters to transmit REAL TIME 3D and 2D broadcasts of the same event simultaneously. The source of these signals may be either pre-recorded tape or live television broadcasts covering popular events such as sports programming. Through the use of LiveCast 3D(TM) technology, television viewers at home will be able to view program material in true stereoscopic 3D. The Company plans to recognize revenue through the licensing and direct sale of a myriad of key components in the LiveCast 3D(TM) system. Additionally, it is anticipated that the Company will profit through consulting services, the production of 3D high definition commercial video content for distribution to the consumer markets, and the sale of tools into the growing 3D filmed entertainment market.

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

ADVANCED MEDIA PRODUCTION CENTER

     The Company plans to build an Advanced Media Production Center ("AMPC") which will house the Company and its subsidiaries. The Company anticipates that the AMPC will be located near the heart of the emerging new media district in Santa Monica, California or in a nearby city. The AMPC is planned to provide both traditional and cutting edge post production services, including telecine, film scanning and recording, random access non-linear online editing, computer graphics and effects, vault storage, compression services, HD color correction, and network delivery services. The Company anticipates that the AMPC will centralize and expand its internal production capabilities. The AMPC is planned to have a demonstration room to showcase the Company's new technologies such as CinePEG(TM) and LiveCast 3D(TM). The Company believes that this demonstration room will be of major benefit to the Company, as the AMPC is anticipated to attract a daily stream of new clientele which may be potential customers for the Company's new technologies. The AMPC facility will begin construction when the Company has raised enough additional capital to assure a timely completion of the project. In the meantime, the Company will continue to operate from its Pasadena executive offices or new executive offices, if obtained.

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


--------------------------------------------------------------------------------

     Management believes that adequate funding is now available to finance development of the Company's 2D/3D real-time digital television project (LiveCast 3DTM). Phase 1 of the LiveCast 3DTM project has recently been completed. The achievements of Phase 1 included initial engineering specifications leading to the filing of multiple provisional patents, the beginning of discussions with corporations and individuals important to the continuation of the project, further work on defining the Phase 2 plan for LiveCast 3DTM, and the hiring of a well established director for the design and production of the project marketing video. Keith Melton, the director of multiple 3D films, who most recently directed the IMAX 3D film starring Cirque du Soleil, has been signed to direct the marketing film for the LiveCast 3DTM project. The capital raised through the recent CPPM has enabled the Company to commence Phase 2 of the project. This phase includes developing the lens prototype, writing the software and algorithms to enable the technology, filing patents to protect the Company's software and intellectual property, and producing a marketing video to market the product and technology to the commercial sector.

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

     The games developed for Electronic Arts utilized a new web driver developed by Wild Tangent, Inc. Wild Tangent was founded by Alex St. John, the creator of Microsoft's DirectX technology. The Company recently developed a strategic relationship with Wild Tangent whereby Wild Tangent will provide a flow of new customers to the Company for projects that utilize Wild Tangent's streaming 3-D driver technologies, heightened training in the use of new technology developments, and early access to Wild Tangent's pre-


--------------------------------------------------------------------------------
                                    PAGE 15
alpha and beta development programs. The Company and Wild Tangent may also pursue a co-marketing plan designed to bolster the visibility of both companies.

     Management believes that, 1999 was a formation year for the Company. The Company put substantial work into the above mentioned projects, the consolidation of the acquired companies, funding efforts, hiring of key industry talent, and establishing deals for projects which the Company believes will lead to financial and marketing success in the future. Some of the projects begun in 1999 will be ready for delivery to the market during the latter part of 2000. Management believes that these projects will lead to ongoing revenue streams will for the Company. The Company believes that its revenue streams will grow as the Company releases more of its products into the market. As a result of its recent capitalization, the Company is now positioned to implement important aspects of its business plan creating the opportunity for sustained growth. In 1999, the Company established additional key relationships important to the Company's vision of a future which is rapidly evolving due to broadband distribution coming of age in a world driven by technology. A future where the lines between what is a television and what is a computer are blurring. The Company will endeavor to continue to establish new alliances to enable the Company to become a leading broadband technology and content provider.

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


--------------------------------------------------------------------------------
                                    PAGE 17

ITEM 7. FINANCIAL STATEMENTS

                       ZEROS & ONES, INC. & SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISES)


                       CONSOLIDATED FINANCIAL STATEMENTS


                                    Contents

                                                                                                    Page

Independent Auditors' Report....................................................................... 19

Consolidated balance sheet at December 31, 1999.................................................... 20

Consolidated statements of operations from the years ended December 31, 1999 and 1998 and for the period from inception to December 31, 1999............................................. 21

Consolidated statements of stockholders' equity for the years ended December 31, 1999 and 1998..... 22

Consolidated statements of cash flows for the years ended December 31, 1999 and 1998 and for the period from inception to December 31, 1999............................................. 23

Notes to financial statements...................................................................... 25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Zeros and Ones, Inc. and subsidiaries
Pasadena, California

We have audited the accompanying consolidated balance sheet of Zeros and Ones, Inc. and subsidiaries, a Nevada Corporation (a development stage enterprise) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zeros and Ones, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 24, 2000

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                               ASSETS                          DECEMBER 31, 1999
                                                               -----------------
Currents assets:
   Cash                                                                $ 80,848
   Accounts receivable                                                   25,000
   Prepaid expenses                                                          --
                                                               -----------------
      Total current assets                                              105,848
                                                               -----------------
   Property and equipment, net of
      accumulated depreciation & amortization                            99,728
   Intangible asset, net of
      accumulated amortization                                          186,750
   Other assets
      Deferred offering costs                                           258,000
      Other assets                                                       49,588
                                                               -----------------
                                                                 $      699,914
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $ 142,781
   Accrued officers' salaries                                           107,500
   Bank line of credit                                                   10,919
   Notes payable, related parties                                       358,223
   Current portion of obligations under capital leases                   20,037
                                                               -----------------
      Total current liabilities                                         639,460
                                                               -----------------
Obligations under capital leases, less
   current maturities                                                    28,332

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value
   2,000,000 shares authorized, 0 shares issued and
    outstanding                                                              --
   Common Stock, $.001 par value
   50,000,000 shares authorized 5,834,498 shares issued
    and outstanding                                                   8,628,267
   Paid-In capital                                                    1,392,520
      Less: accounts receivable from stockholder                       (292,300)
   Accumulated deficit during development stage                      (9,696,365)
                                                               -----------------
      Total stockholders' equity                                         32,122
                                                               -----------------
                                                                 $      699,914
                                                               =================

See accompanying independent auditors' report and notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                    PAGE 20

                        ZEROS & ONES, INC. & SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      FROM INCEPTION (SEE NOTE 1)
                                          DECEMBER 31, 1999     DECEMBER 31, 1998        TO DECEMBER 31, 1999
                                          -----------------     -----------------     ---------------------------
Revenues                                    $   291,882           $   383,217                $   823,221
Cost of goods sold                              235,831               195,217                    431,048
                                          -----------------     -----------------     ---------------------------
Gross profit                                     56,051               188,000                    392,173

Operating expenses:
General and administrative                    1,730,235               573,709                  4,219,622
Loss on investment in related party           1,512,770               607,021                  5,143,351
Bad debt from related party                     391,757                58,068                    483,669
                                          -----------------     -----------------     ---------------------------
Total expenses                                3,634,762             1,238,798                  9,847,102
                                          -----------------     -----------------     ---------------------------
Net loss                                    $(3,578,711)          $(1,050,798)               $(9,454,969)
                                          =================     =================     ===========================

Loss per share, basic and diluted                 (0.89)                (0.45)

Average shares outstanding, basic
 and  diluted                                 3,999,194             2,346,000

See accompanying independent auditors' report and notes to consolidated financial statements


--------------------------------------------------------------------------------
                                     PAGE 21

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                        Common Stock       Preferred Stock                                 Accumulated
                                  ---------------------  ---------------------                               Deficit
                                  Number of  Par Value   Number of                Additional  Receivable    During the
                                   Shares      $.001      Shares                    Paid in      from       Development
                                               Amount                 Amount        Capital   stockholder      Stage      Total
                                  ---------  ----------  ---------  ----------    ----------  -----------  -----------  ----------
Balance at Janurary 1, 1998       2,346,000  $   55,000    504,010  $5,040,100                             $(4,939,301) $  155,799

Shares issued for cash                                     101,170   1,011,700                                           1,011,700

Additional capital contribution                                                      247,932                               247,932

Net loss for the year ended
  December 31, 1998                                                                                         (1,178,353) (1,178,353)
                                  ---------  ----------  ---------  ----------    ----------  -----------  -----------  ----------
Balance at December 31, 1998      2,346,000      55,000    605,180   6,051,800       247,932            -   (6,117,654)    237,078

Shares issued to shareholders
  of CLMI                           887,941

Shares issued for cash                                     252,128   2,521,284                                           2,521,284

Shares issued for assets
  purchased at transferor's
  basis                             220,000                                          421,957     (292,300)                 129,657

Exchange of preferred stock to
  common stock at exchange
  ratio                           2,924,626   8,573,084   (857,308) (8,573,084)

Shares issued for services           40,908          61                              191,870                               191,931

Shares issued for deferred
  offering cost                      50,000          50                              257,950                               258,000

Shares issued from private
  placement                          40,909          41                              179,959                               180,000

Exercise of warrants                 30,961          31                               92,852                                92,883

Cancellation of shares             (706,847)

  Net loss for the year ended
    December 31, 1999                                                                                       (3,578,711) (3,578,711)
                                  ---------  ----------  ---------  ----------    ----------  -----------   ----------  ----------
Balance at December 31, 1999      5,834,498  $8,628,267          -  $        -    $1,392,520  $  (292,300) $(9,696,365) $   32,122
                                  =========  ==========  =========  ==========    ==========  ===========   ==========  ==========

See accompanying independent auditors' report and notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                    PAGE 22

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                            FROM INCEPTION
                                                                                                            (SEE NOTE 1) TO
                                                              DECEMBER 31, 1999      DECEMBER 31, 1998     DECEMBER 31, 1999
                                                              -----------------      -----------------    ---------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net income (loss)                                                (3,578,711)             (1,050,798)            (9,454,969)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
 PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation and amortization expense                             175,291                   7,078                189,953
  Stock issued for services                                         191,889                       -                191,889
  Loss on investment in related party                             1,512,770                 607,021              3,564,651

CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
  Accounts receivable                                                (1,559)                (23,441)               (25,000)
  Decrease in due from officers                                     143,800                       -                143,800
  Prepaid expenses                                                      362                    (362)               (21,600)

INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable and  accrued expenses                             74,535                  18,360                111,139
  Accrued officers' salaries                                        107,500                       -                107,500
                                                                 ----------               ---------              ---------
TOTAL ADJUSTMENTS                                                 2,204,588                 608,656              4,262,332
                                                                 ----------               ---------              ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES             (1,374,123)               (442,142)            (5,192,637)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of property and equipment                             (34,517)                 (7,633)               (71,565)
  Acquisition of goodwill                                          (120,000)                     -                (120,000)
  Investment in related party                                    (1,512,770)              (607,021)             (3,564,651)
  Other assets                                                      (44,188)                 42,725                   (963)
                                                                 ----------               ---------              ---------

NET CASH USED FOR INVESTING ACTIVITIES                           (1,711,475)               (571,929)            (3,757,179)
                                                                -----------               ---------              ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from line of credit                                        5,688                   5,231                 10,919
  Proceeds from notes payable - stockholders                        330,000                       -                330,000
  Proceeds from issuance of warrants and private placement          272,883                       -                272,883
  Proceeds from issuance of common stock                             21,568                215,010                 259,078
  Payments on obligations under capitalized leases                  (15,133)                 (3,901)               (19,034)
  Payments on notes payable - stockholders                          (59,277)                      -                (59,277)
  Issuance of preferred stock                                     2,521,282               1,011,701              8,573,084
  Dividends distributed                                                   -                 (21,633)              (232,988)
  Draws by proprietor                                               (31,000)                (73,000)              (104,000)
                                                                 ----------               ---------              ---------

NET CASH PROVIDED BY FINANCING ACTIVITES                          3,046,011               1,133,408              9,030,664
                                                                 ----------               ---------              ---------

NET INCREASE (DECREASE) IN CASH                                     (39,587)                119,337                 80,848
CASH, beginning of year                                             120,435                   1,098                      0
                                                                 ----------               ---------              ---------
CASH, end of year                                                $   80,848               $ 120,435                 80,848
                                                                 ==========               =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $    5,116               $       -             $    5,116
                                                                 ==========               =========             ==========
  Income taxes paid                                              $        -               $       -                      -
                                                                 ==========               =========             ==========

See accompanying independent auditors' report and notes to consolidated financial statements

-------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                         From inception
                                                                                         (see Note 1) to
                                                   December 31,        December 31,        December 31,
                                                      1999                1998                 1999
                                                   -----------         -----------       ---------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of fixed assets under
    capitalized leases                             $   50,728          $    16,676       $       67,404
                                                   ==========          ===========       ==============
  Stocks issued for services                       $ 191,889                             $      191,889
                                                   ==========                            ==============
  Stock subscription for deferred
    offering cost                                  $ 258,000                             $      258,000
                                                   ==========                            ==============
  Issuance of common stock for equipment           $ 144,547                             $      144,547
                                                   ==========                            ==============
  Issuance of common stock for accounts
    receivable                                     $ 292,300                             $      292,300
                                                   ==========                            ==============
  Issuance of common stock for accounts
    payable                                        $   5,459                             $        5,459
                                                   ==========                            ==============
  Notes payable issuance for goodwill              $  87,500                             $       87,500
                                                   ==========                            ==============

See accompanying independent auditors' report and notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                     PAGE 24

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

     Effective July 1, 1999, the Company entered into a Plan of Reorganization and Asset Purchase Agreement to purchase 100% of the assets of Zero & Ones, Inc., a Delaware corporation ("ZOI-DE"), and Plans of Reorganization and Exchange Agreements to acquire 100% of the total issued and outstanding shares of stock of (1) Quantum Arts Inc. ("QA"), (2) EKO Corporation ("EKO"), (3) Polygonal Research Corporation ("PRC"), (4) KidVision, Inc. ("KV"), and (5) Wood Ranch Technology Group, Inc. ("WRTG"), in exchange for the issuance of a total of 2,566,000 new shares of the Company's common stock plus the issuance of a note in the amount of $300,000 payable to the stockholder of QA for reimbursement of expenses. As part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, Inc. ("PWE") to acquire 100% of the total issued and outstanding capital stock of PWE in consideration for the issuance to the shareholders of PWE of (a) approximately 2,380,000 new shares of the the Company's common stock, and (b) approximately 370,000 warrants to purchase approximately 370,000 additional shares of the the Company's common stock at $3.00 per share. The original majority stockholders of the Company also surrendered to the Company for cancellation 3,700,000 shares of the Company's common stock and received cash consideration of $207,500, of which $120,000 was paid before July 1, 1999 and a promissory note in the amount of $87,500 was paid in March 2000. Under the plan of reorganization, QA, EKO, PRC, KV, WRTG, PWE, and assets acquired from ZOI-DE, refered as "the Group", are merged into one company and are accounted for in a manner similar to a pooling of interest as if they are under common control. Some stockholders have common ownership in various entities within the Group. After the effective date of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement No. 16, paragraph 70, referred to as a reverse merger. The business combination of the Group and the Company is accounted for under the purchase method in which the purchase price of $207,500 cash paid and liabilities assumed of the Company are allocated to the fair market value of assets and liabilities acquired. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

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

          The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the Group. The date of inception of each entity within the Group is varied with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 are unaudited.

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

-------------------------------------------------------------------------------
                                    PAGE 30

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(3)  ACCOUNTS RECEIVABLE FROM STOCKHOLDER:

          The Company received $292,300 of accounts receivable from stockholder as part of assets purchased from ZOI-DE as described in Note 1 and accordingly, these accounts receivable from stockholder are classified as contra account to stockholders' equity.

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

-------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(8)  NOTES PAYABLE, RELATED PARTIES:

        Note payable to related parties in connection with the business                  $ 87,500
        combination as described in note 1, payable as of July 31, 1999 with interest at 10% per annum. The note has been extended and
        subsequently paid off in March 2000.

        Note payable to stockholder in connection with the business combination           240,723
        as  described in Note 1, payable, $100,000 with interest
        at 4% per annum from July 31, 1999 to December 31, 1999. The note has been extended and was paid off in March 2000.

        Due to related parties, non-interest bearing, due on demand.                       30,000
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

-------------------------------------------------------------------------------
                                     PAGE 32

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999


(10) PAID IN CAPITAL:

     Paid in capital is made up in part by contributions of office furniture & equipment, manufacturing equipment, trade receivables, and accounts payable in exchange for common stock. Common stock was issued to stockholders of record in exchange for these net assets at transferor's carryover basis. During the year, the Comapny adjusted the value assigned to paid-in-capital on assets acquired from ZOI-DE from $1,453,834 to $421,957 due to change in estimate of assets value acquired in connection to asset purchase agreeement as described in Note (1).

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



--------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999


(17) INVESTMENT IN RELATED PARTY:

     During January 1996, Pillar West Entertainment, Inc. (PWE) entered into a Production and Licensing agreement with Randall Overton Productions, Inc. (Randall Overton) in which the majority sole common stockholder of PWE is also a major stockholder of Randall Overton. Pursuant to this agreement, 60% of gross proceeds raised from the issuance and sale of PWE convertible preferred stock was contributed to Randall Overton for the production, marketing, sale, and distribution of certain products and programs. As of December 31, 1999 and 1998, losses from this investment in related party were $1,512,770 and $607,021, respectively.

(18) PRIOR PERIOD ADJUSTMENTS

     Preferred stock and accumulated deficit for the year ended December 31, 1998 and 1997 has been restated. Bad debt losses and losses from investment in a related party from January 1997 through December 31, 1998 from one of the entities (PWE) in the combined group were presented as preferred stock distribution to shareholders rather than a loss from operations. The net effect of this prior period adjustments to preferred stock and accumulated deficit during development stage are as follows:

                                                                                                   Accumulated
                                                                             Preferred           deficit during
                                                                               Stock            Development Stage
                                                                       ----------------------------------------------

Balance reported as of December 31, 1997                               $        3,561,396    $       (3,460,327)
Adjustments:
Loss from investment in related party, net of tax                                                    (1,444,860)
Bad debt loss from related party, net of tax                                                            (33,844)

To reinstate preferred stock balance for
above losses that were treated as distribution                                  1,478,704
                                                                       ----------------------------------------------

Adjusted balance as of December 31, 1997                               $        5,040,100    $       (4,939,031)
                                                                       ==============================================

Balance reported as of December 31, 1998                               $        5,386,712    $       (5,452,565)
Adjustments:
Loss from investment in related party, net of tax                                                      (607,021)
Bad debt loss from related party, net of tax                                                            (58,068)

To reinstate preferred stock balance for
above losses that were treated as distribution                                    665,088
                                                                       ----------------------------------------------

Adjusted balance as of December 31, 1998                               $        6,051,800    $       (6,117,654)
                                                                       ==============================================

See accompanying independent auditors' report.
-------------------------------------------------------------------------------

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999

(19) SUBSEQUENT EVENTS:

     A) During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 1,841,068 pre-split shares of the Company's common stock at a purchase price $4.40 per share and 1,841,068 pre-split warrants at an exercise price of $5.50 per share. The Confidential Private Placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Confidential Private Placement were restricted securities as defined in Rule 144. The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. An additional 50,000 pre-split shares of the Company's common stock were issued for services rendered in connection with this confidential private placement, which was priced at $4.40 per share. An additional 180,300 post split warrants exercisable until March 31, 2005 at a price of $1.83 per share, 33,860 post split warrants exercisable until March 31, 2001 at a price of $1.83 per share, and 22,915 post split warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this confidential private placement.

     B) During February 2000, the Company entered into a Website Development and License Agreement with National Legal Services, Inc. ("NLSI"). Additionally, provided that NLSI is current on all payment obligations, the Company agreed to purchase $50,000 worth of NLSI Series A Preferred Stock at the price specified in the current offering of said stock.

     C) During March 2000, the Company entered into two employment agreements pursuant to which the Company has agreed to issue 250,000 stock options to purchase 250,000 shares of the Company's common stock and 50,000 stock options to purchase 50,000 shares of the Company's common stock, respectively, pursuant to the stock option plan the Company plans to adopt in the near future. One of the employment agreements specifies a stock option guarantee that the shares underlying the options will be valued at a minimum $1,000,000 at the end of the employee's four year vesting period and adjustments to the exercise price on the number of options granted will be made by the Company.

     D) Subsequent to the year ended December 31, 1999, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000. The Company also declared a three-to-one forward stock split. The forward stock split will be effective on February 25, 2000. The financials statements as of December 31, 1999 and 1998 do not reflect the effect of the forward stock split except as noted in Note 19(A).

See accompanying independent auditors' report.
--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT


NAME                       AGE    POSITION
----                       ---    --------

Robert J. Holtz            29     Director, Chairman of the Board of Directors
                                  and President

Steve Schklair             45     Director, Chief Executive Officer and
                                  Chief Financial Officer

William Burnsed            53     Director and Vice President of Advanced
                                  Media Group

Bernie Butler-Smith        45     Director and Vice President of Imaging
                                  Technology

Allen Crawford             46     Vice President of Strategic Development

Obie Scott Wade            35     Vice President of Creative Affairs

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

(5) A three for one forward stock split became effective on February 25, 2000. Prior to the forward stock split the Company had a total of approximately 5,816,876 shares issued and outstanding. After the effective date of the forward stock split the Company had a total of approximately 17,450,630 shares issued and outstanding, not including approximately 5,523,204 shares (after taking into account the three-for-one forward stock split) and 5,523,204 warrants issued in the Company's private placement of securities that recently resulted in gross proceeds of approximately $8,100,000 and not including the exercise of 120,255 warrants at an exercise price of $3.00 per share ($1.00 per share after the stock split) which have been exercised since February 7, 2000. The Company is also obligated to issue approximately 480,000 additional shares of its common stock to a broker-dealer firm and consultants. The Company is also obligated to issue approximately 214,160 warrants at an exercise price of $1.83 per share and 22,915 warrants at an exercise price of $5.00 per share to broker-dealer firms and consultants. The percentages on the table are calculated based on 17,450,630 shares outstanding.

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


--------------------------------------------------------------------------------
                                     PAGE 42

10.5            Plan  of   Reorganization   and  Exchange   Agreement  with  Polygonal
                Research Corporation(2)
10.6            Plan of Reorganization and Exchange Agreement with EKO
                Corporation(2)
10.7            Plan of Reorganization with Pillar West Entertainment, Inc.(2)
10.8            Amendment to Plans of Reorganization  and Exchange and Asset
                Purchase Agreements dated March 30, 2000(1)
10.9            Amendment to Plans of Reorganization  and Exchange and Asset
                Purchase Agreements dated March 30, 2000
10.10           Deal Memorandum with Paul Frank Industries, Inc. dated February
                1, 2000(3)
10.11           Website Development and License Agreement with National Legal
                Services dated December 20, 1999(3)
10.12           Developers Work For Hire Agreement with McGraw Hill Companies,
                Inc. dated August 31, 1999(3)
10.13           Master Development Agreement with Electronic Arts, Inc. dated
                July 31, 1999(3)
21.1            List of Subsidiaries
27.1            Financial Data Schedule

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

(3) A copy of this exhibit is not filed on the basis that it contains confidential material information and therefore may be excluded from the Company's public reports pursuant to Rule 406 of the Securities Act of 1933, as amended, and its equivalent rule under the Securities Exchange Act of 1934, as amended. The Company may file a request for confidential treatment for these agreements with the Securities and Exchange Commission in the future.

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

Dated:  April 19, 2000              ZEROS & ONES, INC.

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

  /s/ Robert Holtz         Chairman of the Board and          April 19, 2000
----------------------     President
 Robert Holtz


--------------------------------------------------------------------------------

  /s/ Steve Schklair       Director and Chief Executive       April 19, 2000
----------------------     Officer
 Steve Schklair

  /s/ Bernie Butler-Smith  Director                           April 19, 2000
----------------------
 Bernie Butler-Smith

  /s/ William Burnsed      Director                           April 19, 2000
----------------------
 William Burnsed


                               ZEROS & ONES, INC.

                                INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
EXHIBIT NO.          EXHIBIT                                     NUMBERED PAGE
-----------          --------                                    -------------
4.1                  Specimen Certificate of Common Stock
4.2                  Specimen Warrant Certificate
10.9                 Amendment to Plans of Reorganization  and Exchange and
                     Asset Purchase Agreements dated March 30, 2000
21.1                 List of Subsidiaries
27.1                 Financial Data Schedule


--------------------------------------------------------------------------------
                                    PAGE 44