Form 10QSB
period 2000-03-31
ZEROS & ONES INC
filed 2000-05-15
CIK 845807

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED March 31, 2000

                               ZEROS & ONES, INC.
             (Exact Name of Registrant as specified in its Charter)

                        COMMERCIAL LABOR MANAGEMENT, INC.
                  (Former Name: Change Effective July 1, 1999)

           Nevada                                       88-0241079
          ---------                                    -------------
(State or other Jurisdiction of                        I.R.S.Employer
  Incorporation or Organization                      Identification No.)

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

            Yes                                           No
             X
         ----------                                      ------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock

  Common Stock, $.001 par value                       23,441,070
 -------------------------------                       ---------
          Title of Class                       Number of Shares Outstanding
                                                     at May 15, 2000

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


Item 1 Financial Statements (unaudited)

The following financial statements are furnished:

     CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000................1

     STATEMENT OF INCOME AND OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
     2000 AND 1999............................................................2

     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
     MARCH 31, 2000 AND 1999..................................................3

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE
     MONTHS ENDED MARCH 31, 2000..............................................5

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................6

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                          ASSETS                                          March 31, 2000
                                                                                          --------------
Current assets:
  Cash                                                                                     $  7,107,207
                                                                                          -------------
    Total current assets                                                                      7,107,207
                                                                                          -------------
  Property and equipment, net of
    accumulated depreciation and amortization                                                    69,933
  Intangible asset, net of
    accumulated amortization                                                                    176,376
  Other assets:
    Software development costs                                                                  147,588
    Other assets                                                                                 50,000
                                                                                          -------------
                                                                                           $  7,551,104
                                                                                          =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                    $    723,934
  Current portion of obligations under capital lease                                             20,620
                                                                                          -------------
    Total current liabilities                                                                   744,554
                                                                                          -------------
Obligations under capitalized leases, less current maturities                                    29,043

Stockholders' equity:
  Preferred stock, $.001 par value                                                                  --
  2,000,000 shares authorized, 0 shares issued
  and outstanding
  Common stock, $.001 par value                                                               8,634,205
  100,000,000 shares authorized 23,441,070 shares issued
  and outstanding
  Paid-in capital                                                                             8,362,455
    Less: accounts receivable from stockholder                                                  (89,800)
  Accumulated deficit during development stage                                              (10,129,353)
                                                                                          --------------
    Total stockholders' equity                                                                6,777,507
                                                                                          -------------
                                                                                           $  7,551,104
                                                                                          =============


See accompanying notes to condensed consolidated financial statements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                                    From
                                               Three months     Three months    inception to
                                                  ended            ended       March 31, 2000
                                              March 31, 2000   March 31, 1999   (See Note 1)
                                              --------------   --------------  --------------
                                               (unaudited)      (unaudited)
Revenues                                      $      280,805   $       46,733  $    1,104,026
Cost of sales                                         95,578           23,193         526,626
                                              --------------   --------------  --------------

Gross profit                                         185,227           23,540         577,400
Loss on investment in related party                        -          451,771       4,219,622
Bad debt from related party                                -                          483,669
General and administrative                           618,215          232,708       5,762,066
                                              --------------   --------------  --------------
Total expenses                                       618,215          684,479      10,465,357
                                              --------------   --------------  --------------
Net (loss)                                    $     (432,988)  $     (660,939) $   (9,887,957)
                                              ==============   ==============  ==============

Loss per share, basic and diluted             $        (0.02)  $        (0.05)

Average shares outstanding, basic                  19,740,838      13,694,223
  and diluted


See accompanying notes to condensed consolidated financial statements.

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                                From inception
                                                                         March 31              March 31                to
                                                                           2000                 1999             March 31, 2000
                                                                        ---------              ----------       ---------------

Cash flows provided by (used for) operating activities:

Net (loss)                                                              $ (432,988)            $ (660,859)       $   (9,887,957)

Adjustments to reconcile net (loss) to net cash
 provided by (used for) operating activities:
  Depreciation and amortization expense                                     46,234                  5,244               236,187
  Stock issued for services                                                      -                      -               191,889
  Loss on investment in related party                                            -                451,771             3,564,651

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                                       25,000                 23,441                     -
  Accounts receivable - stockholders                                       202,500                      -               202,500
  Due to and from related party                                                  -                110,895               143,800
  Prepaid expenses                                                               -                    362               (21,600)

Increase (decrease) in liabilities:
  Accounts payable and  accrued expenses                                   581,154                (63,974)              692,293
  Accrued officer salary                                                  (107,500)                     -                     -
                                                                         ---------               ---------            ----------
Total adjustments                                                          747,388                527,739             5,009,720
                                                                         ---------               ---------            ----------
Net cash provided by (used for) operating activities                       314,400               (133,120)           (4,878,237)
                                                                         ---------               ---------            ----------
Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                                          -                 (8,863)              (71,565)
  Acquisition of goodwill                                                        -                      -              (120,000)
  Investment in related party                                                    -               (562,666)           (3,564,651)
  Increase in software development costs                                   (98,000)                 -                   (98,000)
  Deferred offering costs                                                  258,000                  -                   258,000
  Other assets                                                             (50,000)               142,550               (50,963)
                                                                          --------               ---------            -----------
Net cash provided by (used for) investing activities                       110,000               (428,979)           (3,647,179)
                                                                          --------               ---------            -----------
Cash flows provided by (used for) financing activities:
  Proceeds from line of credit                                                   -                  -                    10,919
  Proceeds on notes payable - stockholders                                       -                  -                   330,000
  Proceeds from issuance of warrants and private placements              6,975,873                  -                 7,248,756
  Proceeds from issuance of common stock                                         -                 21,568               259,076
  Payments on obligations under capitalized leases                          (4,771)                (1,181)              (23,805)
  Payment on notes payable - stockholders                                 (270,725)                 -                  (330,000)
  Payment on notes payable for goodwill                                    (87,500)                                     (87,500)
  Payment on line of credit                                                (10,919)                (5,231)              (10,919)
  Issuance of preferred stock                                                                     752,952             8,573,084
  Dividends distributed                                                                             -                  (232,988)
  Draws by proprietor                                                            -                (31,000)             (104,000)
                                                                         ---------               ---------           ------------
Net cash provided by financing activites                                 6,601,958                737,108            15,632,623
                                                                         ---------               ---------           ------------
Net increase (decrease) in cash                                          7,026,358                175,009             7,107,207
Cash, beginning of year                                                     80,849                120,434                  -
                                                                         ---------               ---------           ------------
Cash, end of year                                                       $7,107,207             $  295,443       $     7,107,207
                                                                         =========               =========           ============

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                                                    From inception
                                                                                   March 31         March 31              to
                                                                                     2000             1999          March 31, 2000
                                                                                ---------------    ---------        ---------------

Supplemental disclosure of cash flow information:
  Interest paid                                                                 $    7,344       $      -         $      12,460
                                                                                =============     =============       ===========
  Income taxes paid                                                             $      -         $      -         $      -
                                                                                =============     =============       ===========
Supplemental schedule of non-cash investing
and financing activities:
  Acquisition of fixed assets under capitalized leases                          $    6,065       $      -         $     73,469
                                                                                =============     =============       ===========
  Stock issued for services                                                     $      -         $      -         $    191,889
                                                                                =============     =============       ===========
  Stock issued for deferred offering cost                                       $      -         $      -         $    258,000
                                                                                =============     =============       ===========
  Issuance of common stock for equipment                                        $      -         $      -         $    144,547
                                                                                =============     =============       ===========
  Issuance of common stock for accounts receivable                              $      -         $      -         $    292,300
                                                                                =============     =============       ===========
  Issuance of common stock for accounts payable                                 $      -         $      -         $      5,459
                                                                                =============     =============       ===========
  Notes payable issuance for goodwill                                           $      -         $      -         $     87,500
                                                                                =============     =============       ===========

See accompanying notes to condensed consolidated financial statements.



                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                     Commmon Stock           Preferred Stock
                                   --------------------     ------------------                               Accumulated
                                                                                  Additional   Receivable   Deficit During
                                  Number of    Par Value    Number of              Paid in       from         Development
                                    Shares       $.001      Shares     Amount      Capital    stockholder        Stage        Total
                                  =================================================================================================

Balance at December 31, 1999      17,503,494  $ 8,628,267   -         $    -    $ 1,392,520      (292,300)   (9,696,365)     32,122

Payments on receivable from
  stockholder (Unaudited)                                                                         202,500                   202,500

Proceeds from private placement
  and warrants (Unaudited)         5,937,576        5,938                         6,969,935             -                 6,975,873

Net loss for the three months
  ended March 31, 2000
  (Unaudited)                                                                                                  (432,988)   (432,988)
                                  -------------------------------------------------------------------------------------------------
Balance at March 31, 2000
  (Unaudited)                     23,441,070  $ 8,634,205   -          $   -      8,362,455   $   (89,800) $(10,129,353) $6,777,507
                                  ==================================================================================================


See accompanying notes to condensed consolidated financial statements.


                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


(1) INTERIM FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements of Zeros and Ones, Inc. and its subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year. The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS ACTIVITY:

     The Company develops content and technology for the Internet, Digital Television, and broadband platforms. In addition to fees generated from development of software products, the Company also receives royalty income from sales of certain software products developed for others.

     DEVELOPMENT STAGE ENTERPRISE:

     The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception of Zeros and Ones, Inc. have been considered as part of the Company's development stage activities.

     The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the Group. The date of inception of each entity within the Group is varied with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 and three months ended March 31, 2000 and 1999 are unaudited.

     REVENUE RECOGNITION:

     The Company recognizes revenues at various stages of a project upon delivery of the completed work product of the respective particular stage as set forth in the "Work for Hire" agreements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


     PRINCIPLES OF CONSOLIDATION:

     The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Polygonal Research Corporation, KidVision, Inc., Wood Ranch Technology Group, Inc. and Pillar West Entertainment. All significant intercompany transactions and balances have been eliminated.

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

     SOFTWARE DEVELOPMENT COSTS:

     The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realization value considerations. The Company will start the amortization of the capitalized software development costs when the product is available for use or sale.

(3) ACCOUNTS RECEIVABLE FROM STOCKHOLDER:

     The Company received $292,300 of accounts receivable from a stockholder as part of assets purchased in exchange for the company's stock and accordingly, these accounts receivable from stockholder are classified as contra account to stockholders' equity. As of March 31, 2000, services performed by the stockholder in the amount of $202,500 were used to offset a portion of the balance of the accounts receivable from stockholder.

(4) INVESTMENT IN RELATED PARTY:

     During January 1996, Pillar West Entertainment, Inc. (PWE) entered into a Production and Licensing Agreement with Randall Overton Productions, Inc. (Randall Overton) in which the majority common stockholder of PWE is also a major stockholder of Randall Overton. Pursuant to this agreement, 60% of gross proceeds raised from the issuance and sale of PWE convertible preferred stock was contributed to Randall Overton for the production, marketing, sale, and distribution of certain products and programs. As of March 31, 2000 and 1999, losses from this investment in related party were $ 0 and $451,771, respectively.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


(5) COMMON STOCK:

     During February 2000, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000. The Company also declared a three-to-one stock split. The stock split was effective on February 25, 2000. The financial statements as of March 31, 2000 reflect the retroactive adjustment of the stock split.

(6) PRIVATE PLACEMENTS:

     During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 5,407,296 post-split shares of the Company's common stock at a purchase price $1.46 per share and 5,407,296 post-split warrants at an exercise price of $1.83 per share. The Confidential Private Placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Confidential Private Placement were restricted securities as defined in Rule 144. The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. An additional 150,000 post-split shares of the Company's common stock were issued for services rendered in connection with this confidential private placement, which was priced at $1.46 per share. An additional 180,300 post split warrants exercisable until March 31, 2005 at a price of $1.83 per share, 33,860 post split warrants exercisable until March 31, 2001 at a price of $1.83 per share, and 22,915 post split warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this confidential private placement.

(7) SIGNIFICANT AGREEMENTS:

     During January 2000, the Company entered into a Website Development and License Agreement with National Legal Services, Inc. ("NLS"). Additionally, provided that NLS is current on all payment obligations, the Company purchased $50,000 worth of NLS Series A Preferred Stock at the price specified in the current offering of said stock.

     During March 2000, the Company entered into two employment agreements pursuant to which the Company has agreed to issue 250,000 stock options to purchase 250,000 shares of the Company's common stock and 50,000 stock options to purchase 50,000 shares of the Company's common stock, respectively, pursuant to the stock option plan that the Company plans to adopt in the near future. One of the employment agreements specifies a stock option guarantee that the shares underlying the options will be valued at a minimum $1,000,000 at the end of the employee's four year vesting period or adjustments to the exercise price on the number of options granted will be made by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Report may contain forward looking statements and estimates regarding the potential future operating results, financial condition, and business performance which may be experienced by the Company and its subsidiaries. Please be advised that there is absolutely no assurance that the Company or its subsidiaries will actually experience the results, condition or performance expressed or implied in any statements made in this Report or in any other Report issued by the Company. The Company and its subsidiaries are subject to substantial risks which may cause them to fail to achieve their goals or to perform below expectations, including but not limited to the fact that the Company may not be able to raise the additional capital or obtain the financing needed to implement its full business plans, the Company is essentially a development stage company that has incurred operating losses since inception, there is no assurance that the Company's planned research and development projects will result in commercially successful products or services, or whether patents will be granted for any of them, there is no assurance that the Company will ever be profitable, the Company's stock price may decline or be volatile, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, the Company's technology, Internet and media production businesses are intensely competitive, government regulation may hinder the Company's business, the Company does not yet have the services of two of its executives officers, William Burnsed and Bernard Butler-Smith, and there is no assurance as to if or when they will be available to provide services to the Company, the Company's facilities may not be adequate to support its business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company's businesses.

CURRENT OVERVIEW

On February 25, 2000, the Company effected a three-for-one forward stock split of its outstanding shares and increased its authorized common stock to 100,000,000 shares. In addition to the split, the Company changed its trading symbol from ZOZO to ZROS and was issued a new CUSIP number. The Company issued a mandatory recall and exchange of shares to reflect the new symbol and CUSIP number.

Management believes that the current capitalization of the Company qualify the Company to apply for a listing on the NASDAQ Small Cap Market. The Company is in the process of moving forward with its NASDAQ application and expects to announce completion of its application in the near future. There is no assurance that the Company's securities will be accepted for listing on the NASDAQ Small Cap Market.

The year 1999 was a formation and early stage development year, which sets the stage for execution of the Company's business plan beginning in the year 2000. With net capital of approximately $7 million (after offering costs and commissions) raised through its recent private placement of common stock and warrants, the Company is now capitalized at adequate levels to execute certain portions of its plan.

Management believes that adequate funding is now available to finance development of the Company's 2D/3D real-time digital television project (LiveCast 3DTM). Phase 1 of the LiveCast 3DTM project has recently been completed. The achievements of Phase 1 included initial engineering specifications leading to the filing of multiple provisional patents, the beginning of discussions with corporations and individuals important to the continuation of the project, further work on defining the Phase 2 plan for LiveCast 3DTM, and the hiring of a well established director for the design and production of the project marketing video. Keith Melton, the director of multiple 3D films, who most recently directed the IMAX 3D film starring Cirque du Soleil, has been signed to direct the marketing film for the LiveCast 3DTM project. The capital raised through the recent CPPM has enabled the Company to commence Phase 2 of the project. This phase includes developing the lens prototype, writing the software and algorithms to enable the technology, filing additional patents to protect the Company's software and intellectual property, and producing a marketing video to market the product and technology to the commercial sector.

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

The receipt of capital from the recent private placement has also enabled the Company to secure the rights and a relationship to the popular characters created by Paul Frank Industries, the well-known clothing company that is the holder of these rights. The Company holds a four year exclusive right to develop the Paul Frank characters in all forms of media, and also holds the shared rights to merchandise licensing and development. An animated show is currently being developed for the Internet. The Company has received interest from companies that offer distribution of web-based animation, as well as from major television networks for an animated show. The Company is currently in negotiation for these shows, and plans to announce a distribution deal in the near future.

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

The games developed for Electronic Arts utilized a new web driver developed by Wild Tangent, Inc. Wild Tangent was founded by Alex St. John, the creator of Microsoft's DirectX technology. The Company recently developed a strategic relationship with Wild Tangent whereby Wild Tangent will provide a flow of new customers to the Company for projects that utilize Wild Tangent's streaming 3-D driver technologies, heightened training in the use of new technology developments, and early access to Wild Tangent's pre-alpha and beta development programs. The Company and Wild Tangent may also pursue a co-marketing plan designed to bolster the visibility of both companies.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.

The Company's subsidiaries are primarily development stage companies with no revenue, other than Quantum Arts, Inc. Total revenue for the three month period ending March 31, 2000 increased to $280,805 from $46,733 for the three month period ending March 31, 1999. General and administrative expenses increased to $618,215 during the three months ended March 31, 2000 from $232,708 during the three months ended March 31, 1999. The substantial increase in operating expenses in 2000 as compared to 1999 primarily reflect the costs of adding more computer programmers and other staff, as well as the costs of integrating the Company's new subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, (2) conducts research, development, prototype construction and marketing of its three dimensional television technology, digital video compression software, and its e-commerce offerings of FineItems.com and MovieShopping.com, and (3) to the extent additional funding becomes available, establishes the digital media production center and acquires other companies. For the three months March 31, 2000, the Company's consolidated net loss was $432,988 as compared to a consolidated net loss of $660,939 for the three months ended March 31,1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had combined net cash of $7,107,207 at March 31, 2000 as compared to net cash of $80,848 as of December 31, 1999 and $295,443 at March 31, 1999. The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $6,362,653 at March 31, 2000 as compared to a working capital deficit of $533,612 at December 31, 1999. Cash flow provided by operating activities increased to $314,400 in March 31, 2000 as compared to cash utilized for operating activities of $133,120 during the three months ended March 31, 1999. Cash provided by investing activities increased to $110,000 during the three months ended March 31, 2000 as compared to cash used for investing activities of $428,979 during the three months ended March 31, 1999. Cash provided by financing activities increased from $737,108 during the three months ended March 31, 1999 to $6,601,958 during the three months ended March 31, 2000. The substantial increase in cash provided by financing activities in the first three months of 2000 as compared to the first three months of 1999 primarily reflects capital raised by the Company in its private placement of common stock and warrants completed in early March 2000. Since July 1999, the Company's capital needs have primarily been met from the proceeds of (i) capital realized through the acquisition of PWE, including the exercise of outstanding PWE warrants at an exercise price of $1.00 per share, (ii) project based revenue from companies including McGraw Hill, Electronic Arts, National Legal Services, and The Tech Museum of Innovation, and (iii) a private placement of common stock and warrants made by the Company in 2000 which has raised gross proceeds of approximately $8,100,000.

The Company expects to continue to have significant capital requirements in 2000 and 2001 to finance the construction of the Advanced Media Production Center ("AMPC"). The Company anticipates capital requirements of approximately $5 million in fiscal 2000 to complete the construction of the AMPC. The Company will have additional capital requirements during 2000 and 2001 if the Company continues with its plan of acquisition and incubation of new companies and projects. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating deficits which are expected to continue until its Internet project and digital production consulting work grows in volume, if such growth is achieved.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES
         See the Registrant's Reports on Form 8-K, dated February 8, 2000 which is incorporated herein by reference to the extent necessary to make complete disclosure pursuant to Part II,
         Item 2 of this Report on Form 10-QSB.

Item 3   DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  1)   Report on Form 8K, dated February 8, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                            By:  /s/ Steve Schklair
                                              -------------------------------
                                                       Steve Schklair
                                                   Chief Executive Officer