Form 10QSB
period 2000-06-30
ZEROS & ONES INC
filed 2000-08-14
CIK 845807

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JUNE 30, 2000

                               ZEROS & ONES, INC.
             (Exact Name of Registrant as specified in its Charter)

                        COMMERCIAL LABOR MANAGEMENT, INC.
                  (Former Name: Change Effective July 1, 1999)

               Nevada                                     88-0241079
              ---------                                  -------------
   (State or other Jurisdiction of                      (I.R.S.Employer
    Incorporation or Organization)                     Identification No.)

                    1714 16th Street, Santa Monica, CA 90404

                  --------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

       Registrant's Telephone Number, including Area Code: (310) 399-9901

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

            Yes                                                   No

           / X /                                                /   /

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock

      Common Stock, $.001 par value                     23,626,182
     -------------------------------                    ----------
              Title of Class                    Number of Shares Outstanding
                                                     at June 30, 2000

                 PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1 Financial Statements (unaudited)

The following financial statements are furnished:

   Condensed Consolidated Balance Sheet as of June 30, 2000 ................1

   Statement of Income and Operations for the six months ended
   June 30, 2000 and 1999...................................................2

   Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999.............................................3

   Condensed Consolidated Statement of Stockholders' Equity for the
   six months ended June 30, 2000...........................................5

   Notes to Condensed Consolidated Financial Statements.....................6

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

             ASSETS                                              JUNE 30, 2000
                                                                ----------------

CURRENT ASSETS:
  Cash                                                              $4,980,193
  Accounts receivable                                                   86,229
  Prepaid expenses and other receivables                               181,194
                                                                   -----------

    Total current assets                                             5,247,616
                                                                   -----------

  PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                          429,614

  INTANGIBLE ASSET, net of
    accumulated amortization                                           166,004

  OTHER ASSETS:
    Software development costs                                         322,995
    Other assets                                                       179,585
                                                                   -----------
                                                                    $6,345,814
                                                                    ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $ 224,973
  Current portion of obligations under capital leases                   54,160
    Total current liabilities                                       -----------
                                                                       279,133
                                                                    -----------

OBLIGATIONS UNDER CAPITALIZED LEASES, less current maturities           73,813
                                                                    -----------

  Total liabilities                                                    352,946
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value                                          --
  2,000,000 shares authorized, 0 shares issued
  and outstanding
  Common stock, $.001 par value                                      8,634,390
  100,000,000 shares authorized 23,626,182 shares issued
  and outstanding
  Paid-in capital                                                    8,523,854
  Accumulated deficit during development stage                     (11,165,376)
    Total stockholders' equity                                     -----------
                                                                     5,992,868
                                                                   -----------
                                                                    $6,345,814
                                                                   ===========

     See accompanying notes to condensed consolidated financial statements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                                   FROM
                                            THREE MONTHS       THREE MONTHS     SIX MONTHS      SIX MONTHS      INCEPTION TO
                                                ENDED             ENDED           ENDED           ENDED         JUNE 30, 2000
                                            JUNE 30, 2000     JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999     (SEE NOTE 1)
                                            -------------     -------------   -------------   -------------    -------------
                                             (unaudited)       (unaudited)     (unaudited)     (unaudited)
Revenues..................................   $    86,229        $    14,358     $   367,034     $    61,091     $  1,190,255

Cost of sales.............................        16,392                  -         111,970          23,193          543,018
                                            -------------     -------------   -------------   -------------    -------------

Gross profit..............................        69,837             14,358         255,064          37,898          647,237
                                            -------------     -------------   -------------   -------------    -------------
Loss on investment in related party.......             -            591,450               -       1,043,221        5,143,351
Bad debt from related party...............        89,800             60,216          89,800         204,016          573,469
General and administrative................     1,209,195            331,307       1,827,410         420,135        6,047,532
                                            -------------     -------------   -------------   -------------    -------------

Total expenses............................     1,298,995            982,973       1,917,210       1,667,372       11,764,352
                                            -------------     -------------   -------------   -------------    -------------
Other Income.............................        193,135                  -         193,135               -          193,135
                                            -------------     -------------   -------------   -------------    -------------

Net (loss)................................   $ (1,036,023)      $  (968,615)    $(1,469,011)    $(1,629,474)    $(10,923,980)
                                            =============     =============   =============   =============    =============

Loss per share, basic and diluted.........   $      (0.04)      $     (0.07)    $     (0.07)    $     (0.12)

Average shares outstanding, basic
  and diluted.............................    23,592,732         13,694,223      21,665,285      13,694,223
                                           =============      =============   =============   =============


     See accompanying notes to condensed consolidated financial statements.

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                          SIX MONTHS         SIX MONTHS         FROM INCEPTION
                                                                            ENDED               ENDED                 TO
                                                                        JUNE 30, 2000       JUNE 30, 1999         JUNE 30, 2000
                                                                      -------------------   -------------       ---------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net (loss).........................................................    $ (1,469,011)        $(1,629,474)        $  (10,923,980)
                                                                      -------------------   -------------       ---------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED
 BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation and amortization expense............................          69,817               8,438                259,770
  Stock issued for services........................................         119,000                   -                310,889
  Bad debt.........................................................          89,800                   -                 89,800
  Loss on investment in related party..............................               -           1,043,221              3,564,651

CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
  Accounts receivable..............................................         (61,229)             23,441                (86,229)
  Accounts receivable - stockholders...............................         202,500                   -                202,500
  Due to and from related party....................................               -                   -                143,800
  Prepaid expenses.................................................        (181,194)                  -               (202,794)

INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable and  accrued expenses...........................          82,192             (56,623)                93,331
  Accrued officer salary...........................................        (107,500)                  -                      -
                                                                      -------------------   -------------       ---------------

TOTAL ADJUSTMENTS..................................................         213,386           1,018,477              4,475,718
                                                                      -------------------   -------------       ---------------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES...............      (1,255,625)           (610,997)            (6,448,262)
                                                                      -------------------   -------------       ---------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:

  Acquisition of property and equipment............................        (276,268)             (3,337)              (347,835)
  Acquisition of goodwill..........................................               -                   -               (120,000)
  Investment in related party......................................               -          (1,043,221)            (3,564,651)
  Increase in software development costs...........................        (322,993)                  -               (322,993)
  Deferred offering costs..........................................         258,000                   -                258,000
  Other assets.....................................................        (129,999)            142,812               (130,962)
                                                                      -------------------   -------------       ---------------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES...............        (471,260)           (903,746)            (4,228,441)
                                                                      -------------------   -------------       ---------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

  Proceeds from line of credit.....................................               -               3,693                 10,919
  Proceeds on notes payable - stockholders.........................               -                   -                330,000
  Proceeds from issuance of warrants and private placements........       7,018,456                   -              7,291,339
  Proceeds from issuance of common stock...........................               -              21,568                259,078
  Payments on obligations under capitalized leases.................         (23,083)             (2,621)               (42,117)
  Payment on notes payable - stockholders..........................        (270,725)                  -               (330,000)
  Payment on notes payable - goodwill..............................         (87,500)                  -                (87,500)
  Payment on line of credit........................................         (10,919)                  -                (10,919)
  Issuance of preferred stock......................................               -           1,738,701              8,573,084
  Dividends distributed............................................               -                   -               (232,988)
  Draws by proprietor..............................................               -             (31,000)              (104,000)
                                                                      -------------------   -------------       ---------------

NET CASH PROVIDED BY FINANCING ACTIVITES...........................       6,626,229           1,730,341             15,656,896
                                                                      -------------------   -------------       ---------------

NET INCREASE (DECREASE) IN CASH....................................       4,899,344             215,598              4,980,193
CASH, beginning of year............................................          80,849             120,434                      -
                                                                      -------------------   -------------       ---------------

CASH, end of year..................................................    $  4,980,193         $   336,032         $    4,980,193
                                                                      ===================   =============       ===============

     See accompanying notes to condensed consolidated financial statements.

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                          SIX MONTHS         SIX MONTHS         FROM INCEPTION
                                                                            ENDED               ENDED                 TO
                                                                        JUNE 30, 2000       JUNE 30, 1999         JUNE 30, 2000
                                                                      -------------------   -------------       ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid....................................................      $  10,468            $         -        $       15,584
                                                                      ===================   =============       ===============
  Income taxes paid................................................      $       -            $         -        $            -
                                                                      ===================   =============       ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

  Acquisition of fixed assets under capitalized leases.............      $ 100,099            $         -        $      167,503
                                                                      ===================   =============       ===============
  Stock subscription for services..................................      $ 119,000            $         -        $      310,889
                                                                      ===================   =============       ===============
  Stock subscription for deferred offering cost....................      $       -            $         -        $      258,000
                                                                      ===================   =============       ===============
  Issuance of common stock for equipment...........................      $       -            $         -        $      144,547
                                                                      ===================   =============       ===============
  Issuance of common stock for accounts receivable.................      $       -            $         -        $      292,300
                                                                      ===================   =============       ===============
  Issuance of common stock for accounts payable....................      $       -            $         -        $        5,459
                                                                      ===================   =============       ===============
  Notes payable issuance for goodwill..............................      $       -            $         -        $       87,500
                                                                      ===================   =============       ===============

     See accompanying notes to condensed consolidated financial statements.

                      ZEROS AND ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                              Common Stock                Preferred Stock
                                       ---------------------------  ---------------------------
                                                                  NUMBER            ADDITIONAL
                                        NUMBER OF    PAR VALUE      OF               PAID IN
                                         SHARES        $.001      SHARES    AMOUNT   CAPITAL
                                       -----------  ----------- ----------  ------- -----------
 Balance at December 31, 1999           17,503,494  $ 8,628,267          -   $    - $ 1,392,520

 Net proceeds from private placement
     and warrants (Unaudited)            5,937,576        5,938                       6,969,935

 Payments on receivable from
 stockholder (Unaudited)

 Net loss for the three months ended
      March 31, 2000 (Unaudited)
                                       -----------  -----------  ---------  ------- -----------

 Balance at March 31, 2000 (Unaudited)  23,441,070    8,634,205          -        -   8,362,455

 Write off of receivable from
 stockholder (Unaudited)

 Shares issued for offering services
  related to private placement             148,128          148                         118,852

 Net proceeds from warrants                 36,984           37                          42,547
     (Unaudited)

 Net loss for the three months ended
      June 30, 2000 (Unaudited)
                                       -----------  -----------  ---------  ------- -----------

 Balance at June 30, 2000 (Unaudited)   23,626,182  $ 8,634,390          -   $    - $ 8,523,854
                                       ===========  ===========  =========  ======= ===========


                                            RECEIVABLE     ACCUMULATED
                                                FROM      DEFICIT DURING
                                            STOCKHOLDER  DEVELOPMENT STAGE      TOTAL
                                            ------------ ------------------ ------------
Balance at December 31, 1999                $ (292,300)    $   (9,696,365)   $   32,122

Net proceeds from private placement
    and warrants (Unaudited)                                                  6,975,873

Payments on receivable from                    202,500                          202,500
stockholder (Unaudited)

Net loss for the three months ended
     March 31, 2000 (Unaudited)                                  (432,988)     (432,988)
                                           ------------ ------------------    ---------

Balance at March 31, 2000 (Unaudited)          (89,800)       (10,129,353)    6,777,507

Write off of receivable from                    89,800                           89,800
stockholder (Unaudited)

Shares issued for offering services
  related to private placement                                                  119,000

Net proceeds from warrants                                              -        42,584
    (Unaudited)

Net loss for the three months ended
     June 30, 2000 (Unaudited)                                 (1,036,023)   (1,036,023)
                                           ------------ ------------------    ---------

Balance at June 30, 2000 (Unaudited)        $        -     $  (11,165,376)   $5,992,868
                                           ============ ==================  ============

     See accompanying notes to condensed consolidated financial statements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

(1)      INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Zeros and Ones, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year. The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS ACTIVITY:

         The Company develops content and technology for the Internet, digital television, and broadband platforms. In addition to fees generated from development of software, content, and other technology products, the Company may also, from time to time, receive royalty income from sales of certain software products developed for others.

         DEVELOPMENT STAGE ENTERPRISE:

         The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception of Zeros & Ones, Inc. have been considered as part of the Company's development stage activities.

         The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the Group. The date of inception of each entity within the group of companies comprising the parent and its wholly owned subsidiaries (collectively the "Group"). The date of inception of each entity within the Group varies with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 and six months ended June 30, 2000 and 1999 are unaudited.

         REVENUE RECOGNITION:

         The Company recognizes revenues at various stages of a project upon delivery of the completed work product of the respective particular stage as set forth in the "Work for Hire" agreements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED June 30, 2000


         PRINCIPLES OF CONSOLIDATION:

         The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Polygonal Research Corporation, KidVision, Inc. and Wood Ranch Technology Group, Inc. All significant intercompany transactions and balances have been eliminated.

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

         SOFTWARE DEVELOPMENT COSTS:

         The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value considerations. The Company will start the amortization of the capitalized software development costs when the product is available for use or sale.

(3)      ACCOUNTS RECEIVABLE FROM STOCKHOLDER:

         The Company received $292,300 of accounts receivable from a stockholder as part of assets purchased in exchange for the Company's stock and accordingly, these accounts receivable from the stockholder are classified as contra account to stockholders' equity. As of March 31, 2000, services performed by the stockholder in the amount of $202,500 were used to offset a portion of the balance of the accounts receivable from the stockholder. As of June 30, 2000, the Company determined that the balance of the accounts receivable from the stockholder was uncollectable and, therefore, wrote off the balance.

(4)      INVESTMENT IN RELATED PARTY:

         During January 1996, Pillar West Entertainment, Inc. ("PWE") entered into a Production and Licensing Agreement with Randall Overton Productions, Inc. ("Randall Overton"). The majority common stockholder of PWE was also a major stockholder of Randall Overton. Pursuant to this agreement, 60% of gross proceeds raised from the issuance and sale of PWE convertible preferred stock was contributed to Randall Overton for the production, marketing, sale, and distribution of certain products and programs. As of June 30, 2000 and 1999, losses from this investment in related party were $ 0 and $451,771, respectively.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000


(5)      COMMON STOCK:

         During February 2000, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000. The Company also declared a three-to-one stock split. The stock split was effective on February 25, 2000. The financial statements as of June 30, 2000 reflect the retroactive adjustment of the stock split.

(6)      PRIVATE PLACEMENTS:

         During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 5,407,296 post-split shares of the Company's common stock at a purchase price $1.46 per share and 5,407,296 post-split warrants with an exercise price of $1.83 per share. The private placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the private placement were restricted securities as defined in Rule 144 of the Act. The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. An additional 150,000 post-split shares of the Company's common stock were issued for services rendered in connection with this private placement, which were priced at $1.46 per share. An additional 180,300 post split warrants exercisable until March 31, 2005 at a price of $1.83 per share, 33,860 post split warrants exercisable until March 31, 2001 at a price of $1.83 per share, and 22,915 post split warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this private placement. During the second fiscal quarter ended June 30, 2000 a total of 36,984 warrants to purchase the Company's Common stock with an exercise price of $1.00 per share were exercised, resulting in gross proceeds of $42,547 to the Company.

(7)      LITIGATION SETTLEMENT:

         In June 2000, the Company settled a lawsuit that was initiated when the Company was named Commercial Labor Management, Inc., ("CLMI"). The Company will receive $100,546 as its share of the lawsuit settlement and the amount of the gain in lawsuit settlement has been recorded as other income in the financial statement for the period ended June 30, 2000. The lawsuit settlement was received in July 2000.

(8)      SIGNIFICANT AGREEMENTS:

         During January 2000, the Company entered into a Website Development and License Agreement with National Legal Services, Inc. ("NLS"). Additionally, provided that NLS is current on all payment obligations, the Company purchased $50,000 worth of NLS Series A Preferred Stock at the price specified in the current offering of said stock.

         In May 2000, the Company signed an agreement with a third party distributor, for the distribution and syndication of the Company's Julius & Friends animated webshow. The Company will be paid half of the production expenses of the Julius & Friends webshow by the distributor, up to $390,000. The Company will share with the distributor all syndication and advertising revenues generated by the distribution of the show and a certain percentage of revenue generated from the online sale of merchandise.

(9)      SUBSEQUENT EVENTS:

         In July 2000, the Company leased a new facility for $20,000 a month. The lease will expire in July 2005 with an option to renew for an additional 5 year term.

         In July 2000, the Company entered an agreement with an investment firm to assist the Company to raise additional capital. The Company will pay the investment firm a success fee based on the amount of equity raised which includes an option to purchase up to 250,000 shares of the Company's common stock.

         In August 2000, the Company's Board of Directors adopted the Zeros & Ones, Inc. 2000 Stock Option Plan authorizing a total of 4,500,000 shares of common stock to be issued upon the future grant of stock options by the Company. The Stock Option Plan is subject to ratification by the Company's shareholders.

         In August, 2000, the Company's Board of Directors approved a resolution to incorporate its 2D/3D real-time digital television project (LiveCast
         3D) as a wholly owned subsidiary of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Report may contain forward looking statements and estimates regarding the potential future operating results, financial condition, and business performance which may be experienced by the Company and its subsidiaries. Please be advised that there is absolutely no assurance that the Company or its subsidiaries will actually experience the results, condition or performance expressed or implied in any statements made in this Report or in any other Report issued by the Company. The Company and its subsidiaries are subject to substantial risks which may cause them to fail to achieve their goals or to perform below expectations, including but not limited to the fact that the Company may not be able to raise the additional capital or obtain the financing needed to implement its full business plans, the Company is essentially a development stage company that has incurred operating losses since inception, there is no assurance that the Company's planned research and development projects will result in commercially successful products or services, or whether patents will be granted for any of them, there is no assurance that the Company will ever be profitable, the Company's stock price may decline or be volatile, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, the Company's technology, Internet and media production businesses are intensely competitive, government regulation may hinder the Company's business, the Company does not yet have the services of one of its executives officers, William Burnsed, and there is no assurance as to if or when he will be available to provide services to the Company, the Company's facilities may not be adequate to support its business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company's businesses.

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

Management believes that the current capitalization of the Company qualifies the Company to apply for a listing on the NASDAQ Small Cap Market. In order to comply with NASDAQ regulations, the Company is currently in the process of adding new independent members to the Board of Directors, and is currently interviewing and selecting prospective members for the Company's Board of Directors. There is no assurance that the Company's securities will be accepted for listing on the NASDAQ Small Cap Market.

The year 1999 was a formation and early stage development year, which set the stage for execution of the Company's business plan beginning in the year 2000. With net capital of approximately $7 million (after offering costs and commissions) raised through its recent private placement of common stock and warrants, the Company is now capitalized at adequate levels to execute certain portions of its plan.

The Company is proceeding with development on its 2D/3D real-time digital television project (LiveCast 3D). LiveCast 3D is a working name for the project. The project may be renamed due to trademark conflicts. Phase 2 of the LiveCast 3D project has recently been completed. The achievements of Phase 2 included detailed engineering specifications leading to the ability to file additional multiple provisional patents, discussions with leading corporations and individuals important to the continuation, marketing, and sales of the project, further work on defining the Phase 3 plan for LiveCast 3D, and the hiring of a well established director for the design and production of the project marketing video. Keith Melton, the director of multiple 3D films, who most recently directed the IMAX 3D film starring Cirque du Soleil, has been in production on sequences of the demonstration film for the LiveCast 3D project. The capital raised through the recent CPPM enables the Company to commence Phase 3 of the project. This phase includes developing the lens prototype, writing the software and algorithms to enable the technology, filing additional patents to protect the Company's software and intellectual property, and completion of a marketing video to market the product and technology to the commercial sector. In August 2000, the Company's Board of Directors approved a resolution to incorporate LiveCast 3D as a wholly owned subsidiary of the Company, because corporate partners currently in discussions with the Company may desire to make additional equity investments directly into the project. The Company plans to seek additional funding targeted specifically for the LiveCast 3D project. There is no assurance that the Company will obtain additional funding for the LiveCast 3D project.

The receipt of capital from the recent private placement has also enabled the Company to secure the rights and a relationship to the popular characters created by Paul Frank Industries, the well-known clothing company that is the holder of these rights. The Company holds a four year exclusive right to develop the Paul Frank characters in all forms of media, and also holds the shared rights to merchandise licensing and development. An animated show is currently in production for distribution on the Internet. The Company has signed a distribution agreement with Mondo Media, who will syndicate the Julius & Friends show to multiple web destinations. The Company has offers from and is currently in negotiation with major television outlets for the production and distribution of an animated television show based on the same characters. The Company plans to announce a distribution deal in the near future. The Company is also currently involved in establishing new merchandise and merchandising distribution channels for the sale of merchandise related to the Julius & Friends webshow, and potential television show. Although the Company has entered discussions with several major television and cable networks, there is no assurance that the television show will actually go into production.

Earlier this year, the Company began the next phase of its project with National Legal Services ("NLS"). The Company has created a complete on-line law firm with a myriad of service offerings for NLS. As compensation for the Company's efforts and involvement, NLS is paying the Company a production fee which covers all of the Company's production costs, and is expected to result in a profit to the Company. Additionally, the Company owns 3% of the outstanding common stock of NLS. NLS expects to launch its online law firm prior to the end of the third quarter of 2000. The Company expects to continue to provide consulting services and may provide ongoing development to NLS over the course of the next calendar year.

During 1999, the Company developed a design and prototype for a Website and CD-ROM interactive human physiology educational program. This work was done under contract with McGraw Hill, Inc. Due to financial limitations placed on the project by McGraw Hill, the Company has elected not to proceed with Phase 2 of this development work. This decision was made after a careful analysis of the budget requirements necessary to design, develop, and deliver to McGraw Hill a full program which would meet the quality standards expected of all work produced by the Company, as well as other factors such as competitive releases and estimated profitability.

During 1999 and continuing into 2000, the Company developed a series of fully interactive 3-D games under contract with Electronic Arts, Inc., a leading interactive entertainment software company. Also used on the games developed for Electronic Arts was the Company's own HuMotion(TM) software processes, which the Company believes is an industry first in the translation of completely human motion to a Web page. For this work, the Company received development funding from Electronic Arts. The Company is currently under contract with Electronic Arts to develop additional enhancements to the games.

The Company has been engaged by ThinkBox, Inc., to develop a new "child friendly" web browser to be tightly integrated with ThinkBox's Kindle Park children's educational and entertainment portal. The expertise and software tools gained through the 1999 acquisition of KidVision, Inc., has been instrumental in the development of this project.

In August 2000, the Company signed an agreement with GTH Capital to provide strategic and financial advisory consulting, and to assist with a second round of funding. GTH Capital is a subsidiary of Greenberg Traurig, one of the nation's largest law firms, with nearly 700 attorneys and lobbyists in 18 offices. In its corporate and securities practice, the firm has handled almost 100 public offerings in the past three years. Through the additional round of funding the Company is seeking to complete the remainder of the previous Private Placement which the Company terminated in February 2000.

Management believes that the first half of 2000 continued to be a formation period for the Company, further enabled by the funding received by the

Company during the latter part of the first quarter which was necessary to begin project development. The Company put substantial work into these projects, relocating to a larger space, building its support infrastructure, hiring of additional key industry talent, and establishing deals for projects which the Company believes will lead to financial and marketing success in the future. Some of the projects developed in 2000 will be ready for delivery to the market during the latter part of 2000. Management believes that these projects will lead to ongoing revenue streams for the Company. The Company believes that its revenue streams will grow as the Company releases more of its products into the market. The Company believes that many of its predictions about the eventual future course of the industry have come true, lending support and credence to the Company's growth plans for the future. As a result of its first quarter capitalization, the Company is now positioned to implement important aspects of its business plan creating the opportunity for sustained growth. In 2000, the Company established additional key relationships important to the Company's vision of the coming of age of broadband distribution in a world driven by technology, and a future where the lines between what is a television and what is a computer are blurring. The Company will endeavor to continue to establish new alliances to enable the Company to become a leading broadband technology and content provider.

RESULTS OF OPERATIONS FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

Total revenue for the six month period ending June 30, 2000 was $367,034 as compared to $61,091 for the six month period ending June 30, 1999. Total revenue for the three month period ending June 30, 2000 was $86,229 as compared to $14,358 for the three month period ending June 30, 1999. During the three month period ending June 30, 2000, the Company recorded in its other income of $100,546 which represented a one time settlement payment to the Company from the settlement of its lawsuit against CNG Communications Inc. The Company does not expect any more payments from those claims, and the lawsuit was dismissed in June 2000. General and administrative expenses increased to $1,827,410 during the six months ended June 30, 2000 as compared to $420,135 during the six months ended June 30, 1999. The substantial increase in operating expenses in 2000 as compared to 1999 primarily reflects the costs of adding more computer programmers, animators and other staff, as well as the costs of integrating the Company's new subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, (2) conducts research, development, prototype construction and marketing of its three dimensional television technology, and digital video compression software, (3) continues to develop new properties for sale such as web-based and television shows, and (4) to the extent additional funding becomes available, establishes the digital media production center and acquires other companies. For the six months June 30, 2000, the Company's consolidated net loss was $1,429,011 as compared to a consolidated net loss of $1,629,474 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had combined net cash of $4,980,193 at June 30, 2000 as compared to net cash of $80,848 as of December 31, 1999 and $336,032 at June 30, 1999. The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $4,899,344 at June 30, 2000 as compared to a working capital deficit of $533,612 at December 31, 1999 and a net working capital surplus of $215,598 at June 30, 1999. Cash flow utilized for operating activities was $1,255,625 for the six months ended June 30, 2000 as compared to cash utilized for operating activities of $610,997 during the six months ended June 30, 1999. The cash utilized in operating activities is due to an increase in staffing needs as products and projects were put into full development, as well as the added infrastructure necessary to support the additional staff. Cash utilized for investing activities was $471,260 during the six months ended June 30, 2000 as compared to cash utilized for investing activities of $903,746 during the six months ended June 30, 1999. Cash provided by financing activities was $1,730,341 during the six months ended June 30, 1999 as compared to $6,626,229 during the six months ended June 30, 2000. Since July 1999, the Company's capital needs have primarily been met from the proceeds of
(i) capital realized through the acquisition of PWE, including the exercise of outstanding PWE warrants at an exercise price of $1.00 per share, (ii) project based revenue from companies including McGraw Hill, Electronic Arts, National Legal Services, and The Tech Museum of Innovation, and (iii) a private placement of common stock and warrants made by the Company in 2000 which has raised gross proceeds of approximately $8,100,000.

The Company expects to continue to have significant capital requirements in 2000 and 2001 to finance the construction of the Advanced Media Production Center ("AMPC"), which is estimated to be approximately $5 million. The Company will have additional capital requirements during 2000 and 2001 if the Company continues with its plan of acquisition and incubation of new companies and projects. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating deficits which are expected to continue until its Internet project and digital production consulting work grows in volume, if such growth is achieved.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None.

Item 2.  CHANGES IN SECURITIES
         NONE.

Item 3   DEFAULTS UPON SENIOR SECURITIES
         None.

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         None.

Item 5.  OTHER INFORMATION
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                     By:  /s/ STEVE SCHKLAIR
                                          -------------------------------
                                                  Steve Schklair
                                              Chief Executive Officer