Form 10QSB
period 2000-09-30
ZEROS & ONES INC
filed 2000-11-14
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

ANDnbsp;	[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2000

ZEROS ANDamp; ONES, INC.
(Exact name of registrant as specified in its charter)

COMMERCIAL LABOR MANAGEMENT, INC.
(Former Name: Change Effective July 1, 1999)

ANDnbsp;	Nevada (State or other Jurisdiction of Incorporation or Organization)	ANDnbsp;	88-0241079 (I.R.S. Employer Identification No.)	ANDnbsp;

ANDnbsp;	1714 16th Street, Santa Monica, CA (Address of Principal Executive Offices)	ANDnbsp;	90404 (Zip Code)	ANDnbsp;

(310) 399-9901
(RegistrantAND#146;s Telephone Number, including Area Code)

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ANDnbsp;ANDnbsp;]

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Indicate the number of shares outstanding of each of the issuerAND#146;s classes of Common Stock.

ANDnbsp;	Common Stock, $.001 par value (Title of Class)	ANDnbsp;	23,646,976 (Number of Shares Outstanding at September 30, 2000)	ANDnbsp;

ZEROS ANDamp; ONES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

ANDnbsp;	ANDnbsp;	ANDnbsp;	Page
PART I.	ANDnbsp;	FINANCIAL INFORMATION	ANDnbsp;
Item 1.	ANDnbsp;	Financial Statements (unaudited)	ANDnbsp;
ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;	ANDnbsp;	The following financial statements are furnished:	ANDnbsp;
ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;	ANDnbsp;	Condensed Consolidated Balance Sheet as of September 30, 2000	3
ANDnbsp;	ANDnbsp;	Condensed Consolidated Statement of Operations for the ANDnbsp;ANDnbsp;ANDnbsp;three months and nine months ended September 30, 2000 and 1999	4
ANDnbsp;	ANDnbsp;	Condensed Consolidated Statement of Cash Flows for the nine months ANDnbsp;ANDnbsp;ANDnbsp;ended September 30, 2000 and 1999	5
ANDnbsp;	ANDnbsp;	Condensed Consolidated Statement of StockholdersAND#146; Equity as of ANDnbsp;ANDnbsp;ANDnbsp;September 30, 2000	7
ANDnbsp;	ANDnbsp;	Notes to Condensed Consolidated Financial Statements	8
ANDnbsp;	ANDnbsp;	ManagementAND#146;s Discussion and Analysis of Results of Operations ANDnbsp;ANDnbsp;ANDnbsp;and Financial Condition	13
ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
PART II.	ANDnbsp;	OTHER INFORMATION	ANDnbsp;
Item 1.	ANDnbsp;	Legal Proceedings	19
Item 2.	ANDnbsp;	Changes in Securities	19
Item 3.	ANDnbsp;	Defaults upon Senior Securities	19
Item 4.	ANDnbsp;	Submission of Matter to a Vote of Security Holders	19
Item 5.	ANDnbsp;	Other Information	19
Item 6.	ANDnbsp;	Exhibits and Reports on Form 8-K	19
ANDnbsp;
SIGNATURES	20
ANDnbsp;

PART I. FINANCIAL INFORMATION

Item 1.ANDnbsp;ANDnbsp;ANDnbsp;Financial Statements (unaudited)

ZEROS ANDamp; ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

		September.ANDnbsp;30, 2000

ASSETS	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
Current assets:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Cash	ANDnbsp;		$3,454,034	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Accounts receivable	ANDnbsp;	ANDnbsp;	324,639	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Prepaid expenses and other receivables	ANDnbsp;	ANDnbsp;	134,300	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Total current assets	ANDnbsp;	ANDnbsp;	3,912,973	ANDnbsp;

Property and equipment, net of accumulated depreciation and amortization	ANDnbsp;	ANDnbsp;	739,701	ANDnbsp;
Intangible asset, net of accumulated amortization	ANDnbsp;	ANDnbsp;	155,629	ANDnbsp;
Other assets:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Other assets	ANDnbsp;	ANDnbsp;	183,587	ANDnbsp;

	ANDnbsp;		$4,991,890	ANDnbsp;

LIABILITIES AND STOCKHOLDERS' EQUITY	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
Current liabilities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Accounts payable and accrued expenses	ANDnbsp;		$392,263	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Deferred liabilities	ANDnbsp;	ANDnbsp;	146,346	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Current portion of obligations under capital leases	ANDnbsp;	ANDnbsp;	67,821	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Total current liabilities	ANDnbsp;	ANDnbsp;	606,430	ANDnbsp;

Long-term liabilities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Obligations under capitalized leases, less current maturities	ANDnbsp;	ANDnbsp;	71,283	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Deferred compensation	ANDnbsp;	ANDnbsp;	125,000	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Total long-term liabilities	ANDnbsp;	ANDnbsp;	196,283	ANDnbsp;

Total liabilities	ANDnbsp;	ANDnbsp;	802,713	ANDnbsp;

Stockholders' equity:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Preferred stock, $.001 par value	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;2,000,000 shares authorized, 0 shares issued and outstanding Common stock, $.001 par ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;value	ANDnbsp;	ANDnbsp;	8,634,412	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;100,000,000 shares authorized 23,646,976 shares issued and outstanding Paid-in capital	ANDnbsp;	ANDnbsp;	8,544,104	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Accumulated deficit during development stage	ANDnbsp;	ANDnbsp;	(12,989,339)

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Total stockholders' equity	ANDnbsp;	ANDnbsp;	4,189,177	ANDnbsp;

	ANDnbsp;		$4,991,890	ANDnbsp;

See accompanying notes to condensed consolidated financial statements.

ZEROS ANDamp; ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		Three Months Ended September 30,						Nine Months Ended September 30,						From Inception to September.ANDnbsp;30,

		2000			1999			2000			1999			2000

		(unaudited)			(unaudited)			(unaudited)			(unaudited)			(See note 1)
Revenues	ANDnbsp;		$272,970	ANDnbsp;		$146,194	ANDnbsp;		$640,004	ANDnbsp;		$210,585	ANDnbsp;		$1,463,225	ANDnbsp;
Cost of sales	ANDnbsp;	ANDnbsp;	218,236	ANDnbsp;	ANDnbsp;	(165,472)		ANDnbsp;	330,206	ANDnbsp;	ANDnbsp;	188,665	ANDnbsp;	ANDnbsp;	761,254	ANDnbsp;

Gross profit	ANDnbsp;	ANDnbsp;	54,734	ANDnbsp;	ANDnbsp;	(19,278)		ANDnbsp;	309,798	ANDnbsp;	ANDnbsp;	21,920	ANDnbsp;	ANDnbsp;	701,971	ANDnbsp;
Loss on investment in related party	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	376,170	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	1,419,391	ANDnbsp;	ANDnbsp;	5,143,351	ANDnbsp;
Bad debt from related party	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	107,919	ANDnbsp;	ANDnbsp;	89,800	ANDnbsp;	ANDnbsp;	311,935	ANDnbsp;	ANDnbsp;	573,469	ANDnbsp;
Write-off of capitalized software ANDnbsp;ANDnbsp;ANDnbsp;costs	ANDnbsp;	ANDnbsp;	322,993	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	322,993	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	322,993	ANDnbsp;
General and administrative	ANDnbsp;	ANDnbsp;	1,602,332	ANDnbsp;	ANDnbsp;	1,121,695	ANDnbsp;	ANDnbsp;	3,429,742	ANDnbsp;	ANDnbsp;	1,541,830	ANDnbsp;	ANDnbsp;	7,649,864	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;Total expenses	ANDnbsp;	ANDnbsp;	1,925,325	ANDnbsp;	ANDnbsp;	1,605,784	ANDnbsp;	ANDnbsp;	3,842,535	ANDnbsp;	ANDnbsp;	3,273,156	ANDnbsp;	ANDnbsp;	13,689,677	ANDnbsp;

Other income	ANDnbsp;	ANDnbsp;	46,628	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	239,763	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	239,763	ANDnbsp;

Net (loss)	ANDnbsp;		$(1,823,963)			$(1,625,062)			$(3,292,974)			$(3,251,236)			$(12,747,943)

Loss per share, basic and diluted	ANDnbsp;		$(0.08)			$(0.30)			$(0.15)			$(0.71)		ANDnbsp;	ANDnbsp;	ANDnbsp;
Average shares outstanding, basic ANDnbsp;ANDnbsp;ANDnbsp;and diluted	ANDnbsp;	ANDnbsp;	23,629,746	ANDnbsp;	ANDnbsp;	5,416,599	ANDnbsp;	ANDnbsp;	22,312,045	ANDnbsp;	ANDnbsp;	4,593,904	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
														ANDnbsp;	ANDnbsp;

See accompanying notes to condensed consolidated financial statements.

ZEROS AND ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

		Nine Months Ended September 30,						From Inception to SeptemberANDnbsp;30,

		2000			1999			2000

Cash flows provided by (used for) operating activities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
Net (loss)	ANDnbsp;		$(3,292,974)			$(3,251,236)			$(12,747,943)

Adjustments to reconcile net income (loss) to net cash provided ANDnbsp;ANDnbsp;ANDnbsp;by (used for) operating activities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Depreciation and amortization expense	ANDnbsp;	ANDnbsp;	120,066	ANDnbsp;	ANDnbsp;	84,850	ANDnbsp;	ANDnbsp;	310,019	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Stock issued for services	ANDnbsp;	ANDnbsp;	132,200	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	324,089	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Bad debt	ANDnbsp;	ANDnbsp;	89,800	ANDnbsp;	ANDnbsp;	311,935	ANDnbsp;	ANDnbsp;	573,469	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Write off of software development costs	ANDnbsp;	ANDnbsp;	322,993	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	322,993	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Loss on investment in related party	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	1,419,391	ANDnbsp;	ANDnbsp;	5,143,351	ANDnbsp;
Changes in assets and liabilities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
(Increase) decrease in assets:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Accounts receivable	ANDnbsp;	ANDnbsp;	(299,639)		ANDnbsp;	41,441	ANDnbsp;	ANDnbsp;	(324,639)
ANDnbsp;ANDnbsp;ANDnbsp;Accounts receivableAND#151;stockholders	ANDnbsp;	ANDnbsp;	202,500	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	202,500	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Due to and from related party	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	143,800	ANDnbsp;	ANDnbsp;	339,869	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Prepaid expenses	ANDnbsp;	ANDnbsp;	(134,300)		ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	(155,900)
Increase (decrease) in liabilities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Accounts payable, accrued expenses, and deferred liabilities	ANDnbsp;	ANDnbsp;	395,828	ANDnbsp;	ANDnbsp;	(10,725)		ANDnbsp;	506,967	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Deferred compensation	ANDnbsp;	ANDnbsp;	125,000	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	125,000	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Accrued officer salary	ANDnbsp;	ANDnbsp;	(107,500)		ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;

Total adjustments	ANDnbsp;	ANDnbsp;	846,948	ANDnbsp;	ANDnbsp;	1,990,692	ANDnbsp;	ANDnbsp;	6,687,980	ANDnbsp;

Net cash provided by (used for) operating activities	ANDnbsp;	ANDnbsp;	(2,446,026)		ANDnbsp;	(1,260,544)		ANDnbsp;	(6,059,963)

Cash flows provided by (used for) investing activities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Acquisition of property and equipment	ANDnbsp;	ANDnbsp;	(598,390)		ANDnbsp;	(18,385)		ANDnbsp;	(669,955)
ANDnbsp;ANDnbsp;ANDnbsp;Acquisition of goodwill	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	(120,000)		ANDnbsp;	(120,000)
ANDnbsp;ANDnbsp;ANDnbsp;Investment in related party	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	(1,419,391)		ANDnbsp;	(5,143,351)
ANDnbsp;ANDnbsp;ANDnbsp;Increase in software development costs	ANDnbsp;	ANDnbsp;	(282,993)		ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	(322,993)
ANDnbsp;ANDnbsp;ANDnbsp;Other assets	ANDnbsp;	ANDnbsp;	(174,000)		ANDnbsp;	(9,371)		ANDnbsp;	(134,963)

Net cash provided by (used for) investing activities	ANDnbsp;	ANDnbsp;	(1,055,383)		ANDnbsp;	(1,567,147)		ANDnbsp;	(6,391,262)

Cash flows provided by (used for) financing activities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Proceeds from line of credit	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	3,693	ANDnbsp;	ANDnbsp;	10,919	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Proceeds on notes payableAND#151;stockholders	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	328,500	ANDnbsp;	ANDnbsp;	330,000	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Proceeds from issuance of warrants and private placements	ANDnbsp;	ANDnbsp;	7,283,529	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	7,556,409	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Proceeds from issuance of common stock	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	337,709	ANDnbsp;	ANDnbsp;	259,078	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Payments on obligations under capitalized leases	ANDnbsp;	ANDnbsp;	(39,790)		ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	(58,824)
ANDnbsp;ANDnbsp;ANDnbsp;Payment on notes payableAND#151;stockholders	ANDnbsp;	ANDnbsp;	(270,725)		ANDnbsp;	(60,000)		ANDnbsp;	(330,000)
ANDnbsp;ANDnbsp;ANDnbsp;Payment on notes payableAND#151;goodwill	ANDnbsp;	ANDnbsp;	(87,500)		ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	(87,500)
ANDnbsp;ANDnbsp;ANDnbsp;Payment on line of credit	ANDnbsp;	ANDnbsp;	(10,919)		ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	(10,919)
ANDnbsp;ANDnbsp;ANDnbsp;Issuance of preferred stock	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	2,108,995	ANDnbsp;	ANDnbsp;	8,573,084	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Receivable from shareholders	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Dividends distributed	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	(232,988)
ANDnbsp;ANDnbsp;ANDnbsp;Draws by proprietor	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	(104,000)

Net cash provided by financing activities	ANDnbsp;	ANDnbsp;	6,874,594	ANDnbsp;	ANDnbsp;	2,718,897	ANDnbsp;	ANDnbsp;	15,905,259	ANDnbsp;

Net increase (decrease) in cash	ANDnbsp;	ANDnbsp;	3,373,185	ANDnbsp;	ANDnbsp;	(108,794)		ANDnbsp;	3,454,034	ANDnbsp;
Cash, beginning of year	ANDnbsp;	ANDnbsp;	80,849	ANDnbsp;	ANDnbsp;	120,434	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;

Cash, end of year	ANDnbsp;		$3,454,034	ANDnbsp;		$11,640	ANDnbsp;		$3,454,034	ANDnbsp;

See accompanying notes to condensed consolidated financial statements.

ZEROS AND ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

		Nine Months Ended September.ANDnbsp;30,						From Inception to September.ANDnbsp;30,

		2000			1999			2000

Supplemental disclosure of cash flow information:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Interest paid	ANDnbsp;		$19,805	ANDnbsp;	$	AND#151;	ANDnbsp;		$24,921	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;Income taxes paid	ANDnbsp;	$	AND#151;	ANDnbsp;	$	AND#151;	ANDnbsp;	$	AND#151;	ANDnbsp;

Supplemental schedule of non-cash investing ANDnbsp;ANDnbsp;ANDnbsp;and financing activities:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
ANDnbsp;ANDnbsp;ANDnbsp;Acquisition of fixed assets under capitalized leases	ANDnbsp;		$130,527	ANDnbsp;		$48,425	ANDnbsp;		$298,030	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;Stock issued for services	ANDnbsp;		$132,200	ANDnbsp;	$	AND#151;	ANDnbsp;		$324,089	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;Stock issued for deferred offering cost	ANDnbsp;	$	AND#151;	ANDnbsp;	$	AND#151;	ANDnbsp;		$258,000	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;Issuance of common stock for equipment	ANDnbsp;	$	AND#151;	ANDnbsp;		$161,839	ANDnbsp;		$161,839	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;Issuance of common stock for accounts receivable	ANDnbsp;	$	AND#151;	ANDnbsp;		$292,300	ANDnbsp;		$292,300	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;Issuance of common stock for accounts payable	ANDnbsp;	$	AND#151;	ANDnbsp;		$(5,459)			$(5,459)

ANDnbsp;ANDnbsp;ANDnbsp;Notes payable issuance for goodwill	ANDnbsp;	$	AND#151;	ANDnbsp;		$87,500	ANDnbsp;		$87,500	ANDnbsp;

See accompanying notes to condensed consolidated financial statements.

ZEROS AND ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

		Common Stock						Preferred Stock												Accumulated Deficit

		Number of Shares			Par Value $.001			Number of Shares			Amount			Additional Paid in Capital			Receivable from stockholder			During Development Stage			Total

Balance at ANDnbsp;ANDnbsp;ANDnbsp;DecemberANDnbsp;31, 1999	ANDnbsp;	ANDnbsp;	17,503,494	ANDnbsp;		$8,628,267	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	$	AND#151;	ANDnbsp;		$1,392,520	ANDnbsp;		$(292,300)			$(9,696,365)			$32,122	ANDnbsp;
Net proceeds from ANDnbsp;ANDnbsp;ANDnbsp;private placement ANDnbsp;ANDnbsp;ANDnbsp;and warrants ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	5,937,576	ANDnbsp;	ANDnbsp;	5,938	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	6,969,935	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	6,975,873	ANDnbsp;
Payments on receivable ANDnbsp;ANDnbsp;ANDnbsp;from stockholder ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	202,500	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	202,500	ANDnbsp;
Net loss for the three ANDnbsp;ANDnbsp;ANDnbsp;months ended ANDnbsp;ANDnbsp;ANDnbsp;MarchANDnbsp;31, 2000 ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	(432,988)		ANDnbsp;	(432,988)

Balance at MarchANDnbsp;31, ANDnbsp;ANDnbsp;ANDnbsp;2000 (Unaudited)	ANDnbsp;	ANDnbsp;	23,441,070	ANDnbsp;	ANDnbsp;	8,634,205	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	8,362,455	ANDnbsp;	ANDnbsp;	(89,800)		ANDnbsp;	(10,129,353)		ANDnbsp;	6,777,507	ANDnbsp;
Write off of receivable ANDnbsp;ANDnbsp;ANDnbsp;from stockholder ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	89,800	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	89,800	ANDnbsp;
Shares issued for ANDnbsp;ANDnbsp;ANDnbsp;offering services ANDnbsp;ANDnbsp;ANDnbsp;related to private ANDnbsp;ANDnbsp;ANDnbsp;placement	ANDnbsp;	ANDnbsp;	148,128	ANDnbsp;	ANDnbsp;	148	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	118,852	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	119,000	ANDnbsp;
Net proceeds from ANDnbsp;ANDnbsp;ANDnbsp;private placement ANDnbsp;ANDnbsp;ANDnbsp;and warrants ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	36,984	ANDnbsp;	ANDnbsp;	37	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	42,547	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	ANDnbsp;	42,584	ANDnbsp;
Net loss for the three ANDnbsp;ANDnbsp;ANDnbsp;months ended ANDnbsp;ANDnbsp;ANDnbsp;JuneANDnbsp;30, 2000 ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	(1,036,023)		ANDnbsp;	(1,036,023)

Balance at JuneANDnbsp;30, ANDnbsp;ANDnbsp;ANDnbsp;2000 (Unaudited)	ANDnbsp;	ANDnbsp;	23,626,182	ANDnbsp;		$8,634,390	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	$	AND#151;	ANDnbsp;		$8,523,854	ANDnbsp;	$	AND#151;	ANDnbsp;		$(11,165,376)			$5,992,868	ANDnbsp;
Shares issued for ANDnbsp;ANDnbsp;ANDnbsp;services rendered	ANDnbsp;	ANDnbsp;	15,000	ANDnbsp;	ANDnbsp;	15	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	13,185	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	13,200	ANDnbsp;
Net proceeds from ANDnbsp;ANDnbsp;ANDnbsp;private placement ANDnbsp;ANDnbsp;ANDnbsp;and warrants ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	5,794	ANDnbsp;	ANDnbsp;	7	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	7,065	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	7,072	ANDnbsp;
Net loss for the three ANDnbsp;ANDnbsp;ANDnbsp;months ended ANDnbsp;ANDnbsp;ANDnbsp;SeptemberANDnbsp;30, 2000 ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;	(1,823,963)		ANDnbsp;	(1,823,963)

Balance at ANDnbsp;ANDnbsp;ANDnbsp;SeptemberANDnbsp;30, 2000 ANDnbsp;ANDnbsp;ANDnbsp;(Unaudited)	ANDnbsp;	ANDnbsp;	23,646,976	ANDnbsp;		$8,634,412	ANDnbsp;	ANDnbsp;	AND#151;	ANDnbsp;	$	AND#151;	ANDnbsp;		$8,544,104	ANDnbsp;	$	AND#151;	ANDnbsp;		$(12,989,339)			$4,189,177	ANDnbsp;

See accompanying notes to condensed consolidated financial statements.

ZEROS ANDamp; ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2000

(1)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;INTERIM FINANCIAL STATEMENTS:

ANDnbsp;            The accompanying unaudited condensed consolidated financial statements of Zeros and Ones, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company’s results of operations and cash flows for the periods presented. The Company’s interim results are not necessarily indicative of the results to be expected for the entire year. The financial information contained h e in should be read in conjunction with the CompanyAND#146;s audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Business Activity:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company develops content and technology for the Internet, digital television, and broadband platforms. In addition to fees generated from development of software, content, and other technology products, the Company may also, from time to time, receive royalty income from sales of certain software products developed for others.

  Development Stage Enterprise:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, AND#147;Accounting and Reporting by Development Stage Enterprises.AND#148; All losses accumulated since inception of Zeros ANDamp; Ones, Inc. have been considered as part of the CompanyAND#146;s development stage activities.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the group. The date of inception of each entity within the group of companies comprising the parent and its wholly owned subsidiaries (collectively the AND#147;GroupAND#148;). The date of inception of each entity within the Group varies with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 and nine months ended September 30, 2000 and 1999 are unaudited.

  Revenue Recognition:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company generally recognizes sales under fixed-price-type contracts as deliveries are made or at the completion of contractual billing milestones. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, the Company records sales based upon attainment of scheduled performance milestones.

  Principles of Consolidation:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Polygonal Research Corporation, KidVision, Inc., Wood Ranch Technology Group, Inc. and Pillar West Entertainment, Inc. All significant intercompany transactions and balances have been eliminated.

  Use of Estimates:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

ZEROS AND ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nine Months Ended September 30, 2000

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(3)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ACCOUNTS RECEIVABLE FROM STOCKHOLDER:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company received $292,300 of accounts receivable from a stockholder as part of assets purchased in exchange for the CompanyAND#146;s stock and accordingly, these accounts receivable from the stockholder are classified as contra account to stockholdersAND#146; equity. As of March 31, 2000, services performed by the stockholder in the amount of $202,500 were used to offset a portion of the balance of the accounts receivable from the stockholder. As of June 30, 2000, the Company determined that the balance of the accounts receivable from the stockholder was uncollectible and, therefore, wrote off the balance.

(4)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;INVESTMENT IN RELATED PARTY:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;During January 1996, Pillar West Entertainment, Inc. (AND#147;PWEAND#148;) entered into a Production and Licensing Agreement with Randall Overton Productions, Inc. (AND#147;Randall OvertonAND#148;). The majority common stockholder of PWE was also a major stockholder of Randall Overton. Pursuant to this agreement, 60% of gross proceeds raised from the issuance and sale of PWE convertible preferred stock was contributed to Randall Overton for the production, marketing, sales, and distribution of certain products and programs. As of September 30, 2000 and 1999, losses from this investment in related party were $ 0 and $1,419,391, respectively.

(5)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;COMMON STOCK:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;During February 2000, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000. The Company also declared a three-to-one stock split. The stock split was effective on February 25, 2000. The financial statements as of September 30, 2000 reflect the retroactive adjustment of the stock split.

(6)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;PRIVATE PLACEMENTS:

ANDnbsp;            During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 5,407,296 post-split shares of the Company’s common stock at a purchase price $1.46 per share and 5,407,296 post-split warrants with an exercise price of $1.83 per share. The private placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the private placement were restricted securities as defined in Rule 144 of the Act. The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. An additional 150,000 post-split shares of the Company’s common stock were issued for services rendered in connection with this private placement, which were priced at $1.46 per share. An additional 180,300 post split warrants exe isable until March 31, 2005 at a price of $1.83 per share, 33,860 post split warrants exercisable until March 31, 2001 at a price of $1.83 per share, and 22,915 post split warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this private placement. During the second fiscal quarter ended June 30, 2000 a total of 36,984 warrants to purchase the CompanyAND#146;s common stock with an exercise price of $1.00 per share were exercised, resulting in gross proceeds of $42,547 to the Company. During the third fiscal quarter ended September 30, 2000, a total of 5,791 warrants to purchase the CompanyAND#146;s common stock with an exercise price of $1.00 per share were exercised, resulting in gross proceeds of $5,791 to the Company.

(7)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;STOCK COMPENSATION PLAN

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In July 2000, the CompanyAND#146;s Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the AND#147;PlanAND#148;). Under the Plan, the Company may grant up to 4,500,000 stock options to purchase up to 4,500,000 shares of the CompanyAND#146;s common stock. In October 2000, the Company granted 1,210,100 stock options to purchase 1,210,100 shares of the CompanyAND#146;s common stock to employees. The stock options were awarded under

ZEROS AND ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nine Months Ended September 30, 2000

the Plan with a four-year vesting period and a ten-year contractual life. The Company will be applying APB Opinion No. 25 and related interpretations in accounting for the Plan, and accordingly, no compensation expense will be recognized in the consolidated financial statements since the stock options were granted at market value.

(8)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;LITIGATION:

  Litigation Settlement:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In June 2000, the Company settled a lawsuit that was initiated when the Company was named Commercial Labor Management, Inc., (AND#147;CLMIAND#148;). The Company received $100,546 as its share of the lawsuit settlement and the amount of the gain in lawsuit settlement has been recorded as other income in the financial statements for the nine months ended September 30, 2000. The lawsuit settlement was received in July 2000.

  Legal Proceedings:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;On August 14, 2000 a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros ANDamp; Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleges that trade secret information was improperly passed from Butler-Smith to Zeros ANDamp; Ones and Holtz. The complaint is seeking damages in the amount of $10,000,000. The Company and the individual defendants have filed multiple counterclaims against ICU Security, Inc. The named individual defendants and the Company deny any wrongdoing and intend to vigorously defend this action. Investigation into this matter has resulted in substantial defenses and the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

(9)ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;SIGNIFICANT AGREEMENTS:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;During January 2000, the Company entered into a Website Development and License Agreement with National Legal Services, Inc. (AND#147;NLSAND#148;). Additionally, the Company purchased $50,000 worth of NLS Series A Preferred Stock at the price specified in the current offering of said stock.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In May 2000, the Company signed an agreement with a third party distributor, for the distribution and syndication of the CompanyAND#146;s Julius ANDamp; Friends animated web show. The Company will be paid half of the production expenses of the Julius ANDamp; Friends web show by the distributor, up to $390,000. The Company will share with the distributor all syndication and advertising revenues generated by the distribution of the show and a certain percentage of revenue generated from the online sale of merchandise.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In July 2000, the Company entered into an agreement with IC Capital, LLC to provide investor relations services for a term of twelve months. As a portion of its consideration, IC Capital will receive 40,000 restricted shares of the CompanyAND#146;s common stock.

  Lease Commitments:

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In July 2000 the company entered into an operating lease for its operating facility for $20,000 per month subject to yearly increases. The lease will expire June 2005, with an option to renew the lease for an additional five year period. The Company is responsible for all operating expenses of the building, which includes property taxes and insurance. Under this lease, the Company is provided free rent for the first eight and one-half months. Rental expense is recognized on a straight-line basis over the term of the lease. Rental expense amounted to $56,346 for the nine months ended SeptemberANDnbsp;30, 2000.

ZEROS AND ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nine Months Ended September 30, 2000

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Future minimum rental payments under this noncancelable lease are as follows:

Year Ending DecemberANDnbsp;31
2000	ANDnbsp;		$0	ANDnbsp;
2001	ANDnbsp;	ANDnbsp;	191,800	ANDnbsp;
2002	ANDnbsp;	ANDnbsp;	254,592	ANDnbsp;
2003	ANDnbsp;	ANDnbsp;	264,776	ANDnbsp;
2004	ANDnbsp;	ANDnbsp;	275,367	ANDnbsp;
2005	ANDnbsp;	ANDnbsp;	140,383	ANDnbsp;

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Total	ANDnbsp;		$1,126,918	ANDnbsp;

(10)ANDnbsp;ANDnbsp;ANDnbsp;RECLASSIFICATION

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The SeptemberANDnbsp;30, 1999 financial information has been reclassified to conform to the current year classification.

(11)ANDnbsp;ANDnbsp;ANDnbsp;PRIOR PERIOD ADJUSTMENTS

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The SeptemberANDnbsp;30, 1999 financial statements have been restated to include the loss on investment in related party and bad debt from related party in order to be consistent with the accounting treatment that was recorded in DecemberANDnbsp;31, 1999. The net effect of this prior period adjustment to the statement of operations for the nine months ended SeptemberANDnbsp; 30, 1999 are as follows:

Net loss as originally stated	ANDnbsp;		$(1,519,910)
Prior period adjustments:	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
Loss from investment in related party, net of tax	ANDnbsp;	ANDnbsp;	1,419,391	ANDnbsp;
Bad debt from related party, net of tax	ANDnbsp;	ANDnbsp;	311,935	ANDnbsp;

	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
Net loss as adjusted	ANDnbsp;		$(3,251,236)

	ANDnbsp;	ANDnbsp;	ANDnbsp;	ANDnbsp;
Loss per share, basic and diluted, as originally stated	ANDnbsp;		$(0.33)
Loss per share, basic and diluted, as restated	ANDnbsp;		$(0.71)

(12)ANDnbsp;ANDnbsp;ANDnbsp;SUBSEQUENT EVENTS

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In October 2000, the Company and GTH Capital, Inc. mutually agreed to temporarily suspend their agreement for investment banking services.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In October 2000, the Company entered into a twelve-month agreement with an investment firm, iBanc Group, Inc., (AND#147; iBancAND#148;) to assist the Company with raising additional capital and provide investment banking services to the Company. iBanc will receive 80,000 restricted shares of the CompanyAND#146;s common stock prorated monthly over the term of the agreement and 500,000 warrants with an exercise price of $1.50 that expire six months from the date of the agreement.

ANDnbsp;            On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges, among other things, that in connection with Zeros & Ones’ acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (I) his ownership interest in Quantum; and (ii) Quantum’s ownership interest in certain stereoscopic 3D technology. The complaint further alleges that following the former Chief Executive Officer’s termination he returned to corporate offices without permission and misappropriated certain office equipment, including desktop and laptop computer systems containing confidential corporate files and trade secrets. The C pany is seeking to

ZEROS AND ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nine Months Ended September 30, 2000

rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In October 2000, the Company entered into an agreement with Mark J. Richardson, Esq. granting him 80,000 warrants, for value received, convertible for 80,000 shares of common stock with an exercise price of $1.00 per share.

MANAGEMENTAND#146;S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;This Form 10-QSB contains financial projections, synergy estimates and other AND#147;forward-looking statementsAND#148; as that term is used in federal securities laws about Zeros ANDamp; Ones, Inc.AND#146;s (AND#147;ZROSAND#148; or the AND#147;CompanyAND#148;) financial condition, results of operations and business. These statements include, among others:

  Statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as estimates in increases in revenues, decreases in expenses and potential avoidance of expenses and expenditures; and
  Statements of ZROSAND#146;s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as AND#147;believes,AND#148; AND#147;expects,AND#148; AND#147;anticipates,AND#148; AND#147;estimates,AND#148; or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROSAND#146;s actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(a)ANDnbsp;ANDnbsp;volatility and/or decline of ZROSAND#146;s stock price;

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(b)ANDnbsp;ANDnbsp;potential fluctuation in quarterly results;

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(c)ANDnbsp;ANDnbsp;barriers to raising the additional capital or to obtaining the financing needed to implement its full business plans;

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(d)ANDnbsp;ANDnbsp;changes in demand for ZROSAND#146;s products and services;

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(e)ANDnbsp;ANDnbsp;rapid and significant changes in technology and markets;

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(f)ANDnbsp;ANDnbsp;litigation with and/or legal claims/allegations by outside parties;

ANDnbsp;            ZROS is a development stage company that has incurred operating losses since inception. There is no assurance that the Company’s research and development projects will result in commercially successful products or services, or whether patents will be granted for any of them. There is no assurance that the Company will ever be profitable. The Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company’s businesses.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ZROS cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ZROS or persons acting on its behalf may issue. ZROS does not undertake any obligation to review or confirm analystsAND#146; expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Current Overview

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company believes that it is achieving strides in market penetration by having established through its establishment of what the Company regards as an entirely new category of product development that ZROS calls AND#147;transmediaAND#148; development. The Company believes this is made possible because ZROS possesses both proprietary technology invention and original content creation capabilities under a unified production model.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;As a result of the process, the Company is amassing intellectual property, proprietary technology, original/branded content, media rights, and reusable source code that can be combined with a level of modularity and integration ZROS considers to be quite unique. Furthermore, the Company, which is currently regarded as a development stage enterprise, strongly believes that these next-generation elements have the potential to generate substantial revenues in the future.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;On August 21, 2000, the CompanyAND#146;s Board of Directors approved resolutions authorizing the Company to restructure its management in order to address key opportunities and market conditions as well as restructuring the ongoing day-to-day operations of the Company to eliminate internal inefficiencies, streamline the organization, and further refine and support the CompanyAND#146;s AND#147;transmediaAND#148; development process.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;These resolutions resulted in several specific events:

    ANDnbsp;       (a)  Mr. Brian Burke, Corporate Controller for the Company, was appointed as Acting Chief Financial Officer. Before joining Zeros & Ones, Mr.  Burke served as Director, Finance and Accounting at KPMG, a “Big Five” accounting and consulting firm. At KPMG, Mr. Burke’s responsibilities included transition management, implementation, and staff training on new internal KPMG information systems nationwide. Previously, he served as Area Controller for KPMG’s Western Area, the largest geographic area in the United States and second largest in revenue. Prior to that, he was a management consultant providing interim accounting/finance management services to major savings & loans and mortgage bankers. Previously, he served as Controller of Universal Studios Tour. Before that Burke served as Assistant Controller of Litton Data Command Systems after leaving Coopers & Lybrand. He is Certified Public Accountant with a B.A. in Business Economics from University of California Santa Barbara and a Masters Degree in Business Administration from California Lutheran University.

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(b)ANDnbsp;ANDnbsp;Mr.ANDnbsp;Bernie Butler-Smith, a director and vice president of Advanced Imaging, was appointed as Corporate Secretary of the Company. In addition, Mr.ANDnbsp;William Burnsed, a Director and advanced media consultant of the Company, and Mr.ANDnbsp;Robert Holtz, founder, Chairman of the Board of Directors, and President of the Company, were dually appointed as Assistant Corporate Secretaries.

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(c)ANDnbsp;ANDnbsp;Mr.ANDnbsp;Robert J. Holtz, Chairman of the Board of Directors, founder, and President of the Company, was appointed as Chief Executive Officer in addition to his other positions within the Company.

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(d)ANDnbsp;ANDnbsp;Mr.ANDnbsp;Steve Schklair was removed from all positions within the Company except his position as a Director on the Board. Mr.ANDnbsp; Holtz was authorized by the Board, at his discretion, to appoint Mr.ANDnbsp;Schklair as President and Chief Executive Officer of the CompanyAND#146;s planned stereoscopic 3D technology subsidiary and/or potential strategic acquisition target(s). Mr.ANDnbsp;Schklair did not accept any of the offers made by the Company and subsequently resigned from the Board of Directors on September 22, 2000.

    ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(e)ANDnbsp;ANDnbsp;The Board further authorized Mr.ANDnbsp;Holtz to reorganize the Company at his discretion. On September 23, 2000, Holtz launched an internal strategic initiative called AND#147;Destination 6AND#148; which includes, but is not limited to the following objectives: increased public market support; engagement of several stock promotion providers; development of an infrastructure for comprehensive shareholder communications; improved dialogue between management, investor relations and public relations.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;On September 25, 2000, as part of the reorganization, Mr.ANDnbsp;Doug Glen was officially appointed to serve as an Independent Director on the CompanyAND#146;s Board of Directors. Mr.ANDnbsp;Glen is President ANDamp; Chief Executive Officer of Burst.com, an innovator of video and audio delivery software for IP networks which trades on NASDAQ, as well as a partner of Global Rights Fund II, a private equity fund that invests in brand-driven ventures, with emphasis on broadband entertainment.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Prior to that, Mr.ANDnbsp;Glen was the Chief Strategy Officer of Mattel where he was responsible for the toy companyAND#146; s technology initiatives. He started Mattel Media, which pioneered entertainment software for girls, and IntelPlay, a high-tech toy venture with Intel Corporation. Previously, he was Group Vice President, business development and strategic planning, at Sega of America, where he directed the launch of SegaAND#146;s multimedia game line. Earlier he was General Manager of Lucasfilm Games and spent 15 years in the advertising industry. He earned an undergraduate degree from MIT and received a Masters Degree in Business Administration and Ph.D. from Somerset University.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;As part of the reorganization of the Company, Management has altered the development strategy for a previously announced project known as LiveCast 3D (formerly known as AND#147;d3DAND#148;). LiveCast 3D is a working name for the project. The project may be renamed due to apparent trademark conflicts.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Phase 2 of the LiveCast 3D project was completed in mid-2000. The achievements of Phase 2 include detailed engineering specifications leading to the ability to file additional multiple provisional patents, discussions with leading corporations and individuals important to the continuation, marketing, and sales of the project, further work on defining the Phase 3 plan for LiveCast 3D, and the hiring of a well established director for the design and production of the project marketing video. Keith Melton, the director of multiple 3D films, who most recently directed the IMAX 3D film starring Cirque du Soleil, has been in production on sequences of the demonstration film for the LiveCast 3D project.

ANDnbsp;            Management has determined that development of the LiveCast 3D project, as it was being executed up until September 25, 2000, was too cash intensive considering the current level of ZROS’ capitalization. The Company is awaiting the outcome of related litigation concerning certain aspects of the LiveCast 3D project, particularly the specialized lens system. Accordingly, the Company has re-engineered the project plan so that development can continue to progress with a more appropriate level of resources. The Company still intends to meet the fundamental objectives of the project on a slightly modified timeline. ZROS anticipates that it will seek additional funding targeted specifically for the LiveCast 3D project and fully intends to solidify and/or formalize existing provisional patents for related technologies. There is no assurance that the Company will obtain additional outside funding for the Liv ast 3D project.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Under the reorganization plan, the Company is pursuing an initiative to substantially reduce its monthly burn rate and accelerate project timelines that management believes will contribute to revenue generation. As a result of this alteration, the Company believes that it will achieve profitability more rapidly than previously anticipated. Although the Company cannot assure that it will achieve profitability more rapidly, while no assurance is specifically made to this end, the Company intends to direct its efforts to achieve at least a 55% gross gain in top line revenues within 2001.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;In a concerted effort to achieve that goal, the Company is repositioning and shifting its existing AND#147;pure playAND#148; dot-com projects to the emerging AND#147;T-CommerceAND#148; and AND#147;E-ServicesAND#148; segment; and further refining its focus to the following two specific areas in which ZROS believes it has a distinctive competitive advantage:

    1)ANDnbsp;  Development of Content for Internet “Channels” and Digital Television. As broadband access continues to spread, the market has exploded with new distribution outlets for new server-based content. Management believes that the Company has a great deal of core expertise in television production, interactivity, and the Internet, ideally positioning the Company to create the new forms of content to feed a growing demand. Management believes that the Company benefits greatly from the proliferation of emerging digital channels and entertainment destinations, as they all need greater and greater amounts of material to fill those channels, and are ever-looking for the next generation of content for future launches. The result exhibits the true interactivity of the web and the production value traditionally associated with regular television. As these worlds continue to converge, ZROS believes that the Zeros & Ones team is distinctly qualifi as one of the few groups with the unified expertise and production methodologies to create this new class of hybrid content.

    2)ANDnbsp;ANDnbsp;ANDnbsp;Development of Technology for New Platforms. In addition to the vast opportunities in Internet and wireless applications, the Company views Digital Television, IP-based broadband, and its related Set-Top Boxes (AND#147;STBsAND#148;) as the next opportunity in the advancement of technology. Much like the early days of the Personal Computer, this new platform is in its infancy and needs compelling applications and content to establish its viability and perceived value to the consumer market. The Company believes the opportunities that enabled many of the richly-valued software companies founded around the development of PC applications exist again today around the emergence of STBs.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company is currently developing and escalating strategic alliances that ZROS believes will provide AND#147;increased firepowerAND#148; in hitting the above stated key targets resulting in a number of transmedia productions:

  Julius and Friends / Mondo Media / Paul Frank Industries

ANDnbsp;            One such alliance is privately-held Mondo Media (www.mondomedia.com), which pioneered the Internet syndication model when it recognized early on the unique opportunity to deploy animated entertainment properties for distribution across a powerful online network. Today, Mondo Media’s partners include recognized names on the Internet: Netscape Netcenter, Lycos, Shockwave, Entertaindom (a Warner Brothers holding), and Excite@Home, NBCi, UGO, iCast, The Washington Post Online, Real Networks, and others. With this network as a base, Mondo Media presents its renowned “Mondo Mini Shows” to an audience of millions of fans and animation enthusiasts. Mondo Media’s network mirrors older media syndication models and efficiently utilizes the unique viral nature of the Web. “Mondo Mini Shows” deliver a loyal fan following, promote site “stickiness” or visitor retention, and pr ide multiple revenue opportunities through embedded advertising, sponsorships, and e-commerce.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company has entered into an agreement with Mondo Media pursuant to which Mondo has made a 26-episode commitment to ZROSAND#146; wholly-owned web series entitled AND#147;Julius and Friends.AND#148; Under the terms of the agreement, Mondo has guaranteed 15 million visitors per month for the shows which are capable of being viewed optimally with or without a broadband connection. The AND#147;webisodesAND#148; are marked by a noteworthy level of Hollywood-caliber production values which includes celebrity Jason Schwartzman, who starred in the hit motion picture AND#147;RushmoreAND#148; with Bill Murray and is also the nephew of director Francis Ford Coppola and the cousin of actor Nicolas Cage, is involved with the AND#147;webisodes.AND#148;

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The shows are the first transmedia property the Company has unveiled and are based on an exclusive media rights agreement between ZROS and privately-held Paul Frank Industries (AND#147;PFIAND#148;), a AND#147;Gen-YAND#148; clothing and furnishings company that produces a line of products featuring iconic images designed by Mr.ANDnbsp;Paul Frank himself. Pursuant to the agreement, the Company holds a four year exclusive right to develop the Paul Frank characters in all forms of media, and also holds the shared rights to merchandise licensing and development.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ZROS and PFI are also currently involved in establishing new merchandise and distribution channels for the sale of merchandise related specifically to the Julius and Friends web show which is anticipated to include traditional non-Internet AND#147;brick and mortarAND#148; outlets. PFI currently distributes through outlets such as Nordstrom, Pacific Sunwear, Urban Outfitters, Fred Segal, and others.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Although the Company has entered into discussions with several major television and cable networks, and actively continues in negotiations along those lines, there is no assurance that the Company will opt to position this media property for traditional television.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company intends to replicate this formula of connecting currently undervalued brands to next-generation distribution platforms by creating compelling high-quality transmedia properties that link one to the other. In doing so, the Company believes it can position itself as a leading resource to fill the growing demands of emerging channel developers and add value to the consumer broadband experience.

  Online Games / Electronic Arts / Wild Tangent

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company has also entered into an alliance with privately-held Wild Tangent, founded by computer-industry figure Alex St. John. During 1999 and 2000, ZROS developed a series of fully interactive CD-ROM quality 3D games that run totally inside a web browser produced under contract for publicly-held Electronic Arts, Inc. (NASDAQ: ERTS), the largest game software publisher in the world. Wild Tangent developed the enabling technology which features support for 3D hardware acceleration, integration of DirectX (a Microsoft technology which Mr.ANDnbsp;St. John is credited with inventing that is also the core of MicrosoftAND#146; s planned X-Box game console system), full-screen capabilities, and support for joystick controlsAND#151;all within a web browser.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Also used on the games developed for Electronic Arts was the CompanyAND#146;s own AND#147;HuMotionAND#148; digital human process, which the Company believes is an industry first in the translation of actual human motion live rendered three dimensional figures within a web page. The Company is currently under contract with Electronic Arts, Inc. to develop additional enhancements to the games which are slated to be part of a major online gaming channel-like initiative. It is the CompanyAND#146;s opinion that it is in possession of rare core competencies and proprietary technologies that, in the CompanyAND#146;s view, distinguish ZROS as a front-runner in this new segment of platform-independent online gaming.

  National Legal Services / SelectLaw.com

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Earlier this year, the Company began the next phase of its project with National Legal Services (AND#147;NLSAND#148;). The Company has created a complete online AND#147;E-ServicesAND#148; law firm, branded as AND#147;SelectLaw.com,AND#148; that features a distinct back-end integration of technologies that involved unified routing of web-based, e-mail based, FAX-based, telephone-based, and videoconferencing-based real time interactions with NLS customers. In addition to cash compensation for services rendered, which is anticipated to result in a profit when all fees are received, ZROS hold a 3% equity stake in NLSAND#146; outstanding common stock.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;SelectLaw.com recently went online and is fully-functional in AND#147;soft-launchAND#148; mode. NLS expects to begin its official marketing launch in the beginning of 2001. The Company expects to continue to provide consulting services and may potentially provide ongoing development to NLS over the course of the next calendar year.

  Thinkbox / Kindle Park / K.e.N.

ANDnbsp;            The Company was engaged earlier this year by privately-held ThinkBox, Inc., founded by former Disney Educational head Brian Napack, to develop a new “kid-friendly” web browser to be tightly integrated with ThinkBox’s Kindle Park children’s online educational and entertainment portal (www.kindlepark.com). The expertise and software tools gained through the Company’s 1999 acquisition of KidVision, Inc. and Pillar West Entertainment have been instrumental in the development of this project. The Company also consulted on integration elements and design elements for the Kindle Park site and is currently being considered for additional develops related to Thinkbox’s “digital playgrounds” plans. The Company is pleased about the relationship with Thinkbox primarily because the Company believes that this relationship will help to Company to achieve most of the goals set f th in the CompanyAND#146;s original project plans for K.e.N. (the Kids Educational Network) which became wholly-owned by ZROS through the acquisition of KidVision, Inc. and the associated shareholder transaction with Pillar West Entertainment. The Company believes that those code base assets will empower ZROS to potentially develop related properties for Thinkbox and others on a price-competitive and fully profitable basis.

  Technology Philosophy

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company believes that it has built its reputation on harnessing technology to yield a AND#147;competitive upper handAND#148; as compared to other companies that do not possess comparable technological core competencies. Management believes that having such a command of high technology is a great stabilizing factor may give the Company noteworthy resilience during turbulent and sometimes radical shifts in the Internet and television landscapes.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The recent reorganization brings a return to this cornerstone philosophy and seeing to it that the Company continues to create, innovate, patent, and license core technologies that advance ZROSAND#146; other objectives.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company believes that many of its predictions about the eventual future course of the industry have come to fruition, lending support and credence to the CompanyAND#146;s growth plans for the future. As a result of capital raised during the first quarter of 2000 and the recent reorganization and streamlining of the CompanyAND#146;s operations, the Company believes that it is positioned to implement important aspects of its business plan thereby creating the opportunity for sustained growth.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company will endeavor to continue to establish new alliances that may enable the Company to achieve a leadership role as a unified broadband technology and content provider.

Results of Operations for the Nine Months Period Ended September 30, 2000 Compared to the Same Period in 1999.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Total revenue for the nine month period ending September 30, 2000 was $640,004 as compared to $210,585 for the nine month period ending September 30, 1999. Total revenue for the three month period ending September 30, 2000 was $272,970 as compared to $146,194 for the three month period ending September 30, 1999. During the three month period ending September 30, 2000, the Company recorded the write-off of capitalized software costs in the amount of $322,993. General and administrative expenses increased to $3,429,742 during the nine months ended

September 30, 2000 as compared to $1,541,830 during the nine months ended September 30, 1999. The substantial increase in operating expenses in 2000 as compared to 1999 primarily reflects the costs of adding more computer programmers, animators and other staff, as well as the costs of integrating the CompanyAND#146;s new subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, (2) conducts research, development, prototype construction and marketing of its three dimensional television technology, and digital video compression software, (3) continues to develop new properties for sale such as web-based shows and television shows, and (4) to the extent additional funding becomes available, establishes the digital media production center and acquires other companies. For the nine months September 30, 2000, the Company’s consolidated net l s was $3,292,974 as compared to a consolidated net loss of $3,251,236 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

ANDnbsp;            The Company had combined net cash of $3,454,034 at September 30, 2000 as compared to net cash of $80,849 as of December 31, 1999. The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $3,306,543 at September 30, 2000 as compared to a working capital deficit of $533,612 at December 31, 1999. Cash flow utilized for operating activities was $2,446,026 for the nine months ended September 30, 2000 as compared to cash utilized for operating activities of $1,260,544 during the nine months ended September 30, 1999. The cash utilized in operating activities is due to an increase in staffing needs as products and projects were put into full development, as well as the added infrastructure necessary to support the additional staff. Cash utilized for investing activities was $1,055,383 during the nine months ended September 30, 2000 as compared to cash tilized for investing activities of $1,567,147 during the nine months ended September 30, 1999. Cash provided by financing activities was $2,718,897 during the nine months ended September 30, 1999 as compared to $6,874,594 during the nine months ended September 30, 2000. Since July 1999, the CompanyAND#146;s capital needs have primarily been met from the proceeds of (i) capital realized through the acquisition of PWE, including the exercise of outstanding PWE warrants at an exercise price of $1.00 per share, (ii) project based revenue from companies including McGraw Hill, Electronic Arts, National Legal Services, Mondo Media, Thinkbox, and The Tech Museum of Innovation, and (iii) a private placement of common stock and warrants made by the Company in 2000 which has raised gross proceeds of approximately $8,100,000.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;The Company expects to continue to have significant capital requirements in 2000 and 2001 to finance the construction of the Advanced Media Production Center (AND#147;AMPCAND#148;), which is estimated to be approximately $5 million. The Company will have additional capital requirements during 2000 and 2001 if the Company continues with its plan of acquisition and incubation of new companies and projects. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company currently continues to incur operating deficits which are expected to continue until its Internet project and digital production consulting work grows in volume if such growth is achieved.

PART II. OTHER INFORMATION

Item 1.ANDnbsp;ANDnbsp;ANDnbsp;Legal Proceedings

ANDnbsp;            On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges, among other things, that in connection with Zeros & Ones’ acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum’s ownership interest in certain stereoscopic 3D technology. The complaint further alleges that following the former Chief Executive Officer’s termination he returned to corporate offices without permission and misappropriated certain office equipment, including desktop and laptop computer systems containing confidential corporate files and trade secrets. The Company is eking to rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;On August 14, 2000 a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleges that trade secret information was improperly passed from Butler-Smith to Zeros Ones and Holtz. The complaint is seeking damages in the amount of $10,000,000. The Company and the individual defendants have filed multiple counterclaims against ICU Security, Inc. The named individual defendants and Zeros & Ones deny any wrongdoing and intend to vigorously defend this action. Investigation into this matter has resulted in substantial defenses and the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.

Item 2.ANDnbsp;ANDnbsp;ANDnbsp;Changes in Securities

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;None.

Item 3.ANDnbsp;ANDnbsp;ANDnbsp;Defaults upon Senior Securities

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;None.

Item 4.ANDnbsp;ANDnbsp;ANDnbsp;Submission of Matter to a Vote of Security Holders

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;None.

Item 5.ANDnbsp;ANDnbsp;ANDnbsp;Other Information

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;None.

Item 6.ANDnbsp;ANDnbsp;ANDnbsp;Exhibits and Reports on Form 8-K

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(a)Exhibits

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp; Exhibit 27AND#151;Financial Data Schedule

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;(b)Reports on Form 8-K

  ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Dates filed: September 8, 2000

      September 26, 2000

      September 28, 2000

SIGNATURES

ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;ANDnbsp;Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	ANDnbsp;	ANDnbsp;ANDnbsp;
Date: November 14, 2000	ANDnbsp;	By: ANDnbsp;ANDnbsp;	/s/ Robert J. Holtz
	ANDnbsp;	ANDnbsp;ANDnbsp;
	ANDnbsp;	ANDnbsp;ANDnbsp;	Robert J. Holtz Chief Executive Officer