Form 10KSB
period 2000-12-31
ZEROS & ONES INC
filed 2001-04-02
CIK 845807

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20559

FORM 10-KSB

(Mark One)

/x/	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

or

/ /	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 33-26531-LA

ZEROS & ONES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0241079
(State of Incorporation)	(I.R.S. Employer Identification No.)

1714 16th Street, Santa Monica, CA 90404
(Address of principal executive offices) (Zip Code)

(310) 399-9901
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
COMMON STOCK	OTC

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant was $1,199,269 as of December 31, 2000 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

    There were 23,695,190 shares outstanding of the registrant's Common Stock as of December 31, 2000.

PART I

ITEM 1. BUSINESS

GENERAL

    Zeros & Ones, Inc. is a Nevada corporation (the "Company") organized on October 18, 1988. It was initially incorporated under a different name with the purpose of evaluating and acquiring businesses. Effective July 1, 1999, the Company entered into and closed a Plan of Reorganization and Asset Purchase Agreement (the "ZOI Plan") with Zeros & Ones, Inc., a Delaware corporation ("ZOI"). Pursuant to the Plan of Reorganization and Asset Purchase Agreement, the Company acquired ZOI's assets in exchange for shares of the Company's common stock, and changed its name to Zeros & Ones, Inc. The Company also closed Plans of Reorganization and Exchange Agreements with five media technology companies: Quantum Arts, Inc., EKO Corporation, KidVision, Inc., Wood Ranch Technology Group, Inc., and Polygonal Research Corporation. Pursuant to those agreements, the Company owns Quantum, EKO, KidVision, Wood Ranch, and Polygonal as 100% owned subsidiaries. The Company also entered into exchange agreements with the shareholders of Pillar West Entertainment, Inc. ("PWE") to exchange their PWE shares for shares of the Company. The Company absorbed PWE's assets and has dissolved it. By consolidating the technical experts of all of these companies, the Company believes that it is in a unique position to develop content and technology for new and emerging broadband platforms.

    The Company creates proprietary technology and content-based intellectual property to advance the convergence of the Internet with television, wireless, and high-speed networks. Convergence is a result of the natural progression of digitization: the encoding, storage, and retrieval of information in the binary code of ones and zeros.

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

    The Company operates three business divisions for each of the three distinct parts of the convergence triad. More importantly, the existence of these divisions establishes the groundwork for the propagation of end-to-end solutions, by the Company and by other developers, in which the Company strives to have ownership or revenue-participation in at least one-third of the total digital supply chain.

    As technologies advance and media opportunities emerge, the Company plans to continually leverage and fortify its library of triad building block assets. This strategy is designed to provide a wide base for sustained growth and market penetration that is far less susceptible to shifting market trends than comparable single-sided technology companies. It empowers the Company to participate in the revenue and equity streams of Internet businesses without becoming distracted from its core focus. The Company also plans a growth strategy through the acquisition of other companies and businesses that provide strategic value.

RECENT DEVELOPMENTS

    ZEROS & ONES TECHNOLOGIES—Creates and develops technologies that make content more powerful and brings it to new platforms, such as IP-based broadband, wireless handheld devices digital television, video-on-demand, and the Internet.

Motion Video Optimization and Image Compression Holdings

    The Company is extremely enthusiastic about the progress in the development of its image compression holdings. Recent tests indicate that the Company's proprietary technology has been shown to yield a compression ratio that is superior to MPEG2 (the current leading standard) while maintaining a similar level of output image quality. The Company intends to scale up resources in order to rapidly accelerate time-to-market for this product. The Company has accelerated all patenting initiatives surrounding its motion video optimization and image compression holdings.

Stereoscopic 3D Video Holdings

    In February of 2001, the Company successfully filed formal applications with the United States Patent and Trademark Office (USPTO) covering its Rotating Binocular Lens System for 3D video broadcasts and for associated controller software. The Company had filed provisional applications for these technologies in February of 2000. The 3D video system is an outgrowth of the Company's research and development activity, which is focused on the introduction of enabling technologies for both emerging and existing broadcast platforms.

Acquired Inventions

    The Company recently entered into an assignment agreement with an affiliate granting the Company 100% outright ownership of 74 (seventy-four) new inventions in areas, which include, but are not limited to, Wireless Data Error Correction, Video-to-Vector Conversion, Noise Reduction, and Image Recognition. The Company believes that the terms of the agreement were favorable and expects these new acquisitions to add significant value to the Company's patent portfolio. Said inventions are currently in the documentation phase in preparation for filing provisional patents. For the purpose of protecting the confidentiality of these inventions to maximize the patent rights of the Company, public statements concerning these proprietary technologies will be issued only after provisional patents have been filed with the United States Patent and Trademark Office (USPTO).

    The Company is continuing to prospect for other such acquirable technology holdings to assist in building an aggressive patent portfolio as directed by the "Acres of Diamonds" Patent Initiative, enacted by the Office of the Chairman in November of 2000, and designed with the intent to significantly bolster shareholder value through the ownership of licensable technology-based intangible assets.

    ZEROS & ONES ENTERTAINMENT—Creates original and branded content for next-generation channels and for traditional media.

Paul Frank's Julius & Friends™

    On January 24, 2001, the Company previewed its Sundance-nominated "Paul Frank's Julius & Friends™" content property to an esteemed audience of industry figures at the National Association of Television Production Executives (NATPE) conference. During the event, the Company took meetings with numerous high-profile television companies to explore offline and wireless opportunities for Julius & Friends™ and introduce them to other developments on the production slate at Zeros & Ones Entertainment.

    The Company is nearing completion of the 26 episodic deliverables to Mondo Media as per an existing agreement whereas Mondo Media will syndicate the Company's content. Mondo Media (www.mondomedia.com), which is privately held, is the Internet's leading syndicate of entertainment content with distribution partners that include the most recognized names on the Internet: Netscape Netcenter, Lycos, Shockwave.com, WarnerBros.com, and Excite@Home, NBCi, UGO, iCast, The Washington Post Online, Real Networks, and others. Mondo Media presents its renowned "Mondo Mini Shows" through its powerful distribution network to an audience of millions of fans and animation enthusiasts.

    The Company anticipates that it will enter into new agreements to produce more episodes of Paul Frank's Julius & Friends™ sometime following the official launch of the shows, which is expected to occur sometime in the summer of 2001.

Other Branded Content

    The Company is also exploring opportunities to replicate the success of the media rights transaction with Paul Frank Industries with other noteworthy or up-and-coming brands, which the Company regards as presently undervalued.

    The Company is presently engaged in negotiations with two other such brand owners and intends to develop a standard methodology for this category of deal flow in order to efficiently pursue additional opportunities along the same line of business.

Original Content

    The Company has developed concepts for several original productions, including but not limited to, "Hal Roach: Private Insectigator" and "Dot Com Kids" along with the associated "pitch books" used to solicit the properties to industry executives. The Company is currently exploring opportunities for those properties with multiple parties.

    ZEROS & ONES STUDIOS—Provides software coding and animation production services to content and technology developers.

Pearson Television

    In January of 2001, the Company was engaged by Pearson Television to provide work-for-hire software coding and animation production services for more than one of its game show related properties. Pearson, which owns the largest selection of game show formats in the world including "Family Feud," "Card Sharks," and "The Price is Right," is also the largest producer of serial dramas and makes a wide range of entertainment programs, including situation comedies, children's animation and action adventures.

    Pearson Television is Britain's only truly global television producer, with over 160 programs currently in production in almost 35 countries around the world, library sales to over 100 territories and turnover of over £350 million in 1999.

    The developments and details of the aforementioned projects with the Company are currently confidential in nature.

Electronic Arts

    On March 20, 2001, through its strategic partner, WildTangent, Inc., the Company unveiled two gamelets produced under contract for publicly-held Electronic Arts, Inc. (NASDAQ: ERTS), known as the largest game software publisher in the world. The titles will be demonstrated at the Game Developers Conference (GDC), an independent forum in which game development professionals from around the world have gathered for the last 15 years to share ideas and build the skills essential to creating the next generation of interactive entertainment.

    Throughout 1999 and 2000, ZROS developed a series of fully interactive high quality 3D games that run totally inside a web browser. WildTangent developed the enabling technology which features support for 3D hardware acceleration, integration of DirectX (a Microsoft technology, which WildTangent founder, Alex St. John, is credited to have invented that is also the core of Microsoft's planned X-Box game console system intended to aggressively compete with Sony's Playstation 2 product), full-screen capabilities, and support for joystick controls—all within a web browser.

    Also used on the games developed for Electronic Arts was the Company's own "HuMotion" digital human process, which the Company believes is an industry first in the translation of actual human motion onto live rendered three-dimensional figures within a web page.

PARENT COMPANY STRATEGIC RELATIONSHIPS

ICTV, Inc.

    One of the most notable relationships of the Company is with privately-held ICTV. On December 5, 2000, both companies announced the escalation of their strategic relationship, which had been initiated at the beginning of 2000. A Letter of Intent was signed as part of the escalation plan whereas the two companies promote each other's capabilities and products to their respective customers and also calls for Zeros & Ones and ICTV to partner in joint projects directed at the interactive and broadband television market.

    ICTV supplies world-leading communications and Interactive TV (ITV) infrastructure solutions to network operators. The Company's digital ITV delivery platform provides cable operators with a head-end solution that enables delivery of broadband Internet, e-mail, and Interactive TV applications to any digital set top device.

    ICTV's TV browser, which can be used to support Walled Garden or Open Internet Access applications, is the only open TV browser capable of supporting diverse sources and types of broadband, streaming media. The TV browser is uniquely capable of supporting a large selection of rich media plug-ins such as RealNetworks' RealPlayer, Apple's QuickTime, Macromedia's Flash and Shockwave, and Microsoft's Windows Media Player within a television interface.

    Any application running on the ICTV platform can run on any digital set top box. The system does not require any sort of middleware application in the set top. Employing a patented frequency reuse solution, ICTV is fully scalable on any two-way HFC cable system.

    Investors and strategic partners of ICTV include ACTV (Nasdaq:IATV), Adelphia (Nasdaq:ADLAC), Cox (NYSE:COX), Lauder Partners, Liberty Digital (Nasdaq:LDIG), Motorola (NYSE:MOT), OpenTV (Nasdaq:OPTV), Shaw Communications (NYSE:SJR and TSE:SJR.B), and Gemstar—TV Guide (Nasdaq:GMST).

    The Company believes that ICTV's positioning with network operators coupled with joint strategic initiatives advance the Company for greater market penetration. Both companies are exploring ways to offer end-to-end solutions for its shared existing and prospective client base.

Microsoft Corporation

    The Company recently entered into a mutual non-disclosure confidentiality agreement with Microsoft Corporation whereas Microsoft intends to disclose confidential strategic plans and developmental tools to the Company for enhanced and interactive television. As a result of this agreement, and associated consideration, the Company is now officially recognized by Microsoft as an authorized Microsoft TV Content Developer.

    The developments and details of the aforementioned with the Company are currently confidential in nature.

WildTangent, Inc.

    The Company and WildTangent are currently exploring new ways to expand their existing strategic relationship. WildTangent creates enabling technology to build richer, more exciting Internet experiences by blending 3D graphics, sound, animation and interactivity using the WildTangent Web Driver™. The Company has ahead-of-general-release access to advanced code from WildTangent such as their "virtual bandwidth" technology and "updater" technology.

    Founded by former Microsoft Evangelist and DirectX creator Alex St. John, and Cambridge mathematician Jeremy Kenyon, WildTangent serves as an excellent partner for both the Company's content-oriented and technology-oriented initiatives.

Macromedia Corporation

    In December of 2000, the Company became a full active member of the Macromedia Flash Advertising Alliance (MFAA), which was built to create, educate and proliferate rich media solutions for Macromedia Flash-based advertisements. The Company believes this relationship will provide the necessary inroads in the new field of rich media advertising, which is geared to next-generation online and ITV marketing.

    The MFAA is a group of leaders in the advertising sector who meet quarterly to:

    Reduce costs associated with rich media advertising

  •
  Get "rich media" campaigns online faster

  •
  Create ads that receive higher click-through performance, brand recognition, and consumer loyalty

  •
  Increase revenue

    The MFAA produces best practice solutions that will directly benefit each sector in the online advertising market: agencies, ad serving networks, site publishers, and technology vendors. Members of this select group receive:

  •
  First look at opportunities at product advancements

  •
  Ability to present their company to MFAA members

  •
  One-to-one relationships with Macromedia product managers

  •
  Collaborative press opportunities

    In addition to the quarterly meetings, MFAA members will participate in testing and review of new technologies from Macromedia before they are released to the general public.

    The Company continues to combine and integrate its acquired subsidiaries, including key individuals, strategic relationships, software source code, proprietary technology, intellectual property, fixed assets, intangible assets, and other holdings into the unified brand name of Zeros & Ones, Inc. and re-branding them into Zeros & Ones Technologies, Zeros & Ones Entertainment, and Zeros & Ones Studios.

COMPETITION—INTERNET

    The market for selling products over the Internet is relatively new, rapidly evolving and intensely competitive. The Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low cost using available commercial software. The Company's FineItems.com and MovieShopping.com Websites will compete with a number of other companies providing e-commerce to consumers. The Company potentially faces competition from a number of large online communities and services that have expertise in developing online commerce. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION—PROGRAMMING PRODUCTION SERVICES

    The entertainment service and post production industry is intensely competitive. The Company's planned Advanced Media Production Center ("AMPC") will compete with several other facilities that have access to some of the same advanced digital production technology and equipment as the Company. The Company's competitors in this field presently have substantial competitive advantages over the Company, including existing customers and greater financial resources than the Company. There is no assurance the AMPC will be built or will successfully compete for the business of program producers. The Company is expected to encounter pressure to maintain modest prices for its services because of the competition, which could adversely affect the financial condition and results of operations of the Company.

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

GOVERNMENT REGULATION—INTERNET

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

    Certain members of Congress have proposed legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitutional grounds. The nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the CDA could subject the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's online services or increase the cost of doing business, or in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

GOVERNMENT REGULATION—ENTERTAINMENT PROGRAMMING

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

EMPLOYEES

    The Company and its subsidiaries currently have 31 full time employees, one part time employee, and also retain a few independent contractors on an as needed basis. The employees include six executive officers.

SEASONALITY

    The Company's business is not expected to be substantially affected by seasonality.

TRADEMARKS

    The Company has not been issued any registered trademarks for its "LiveCast 3D," or "HuMotion" trade names, nor have its prospective subsidiaries been issued registered trademarks or tradenames for their respective businesses and products. The Company plans to file trademark and tradename applications with the United States Office of Patents and Trademarks for its proposed tradenames and trademarks. No assurance can be given that the Company will be successful in obtaining any trademarks, or that the trademarks, if obtained, will afford the Company any protection or competitive advantages.

ITEM 2.  PROPERTIES

    The Company does not own any real property. The Company leases approximately 7,000 square feet of office space at 1714 16th Street, Santa Monica, CA 90404. The Company leases the space pursuant to an operating lease at a base rental rate of $20,000 per month subject to yearly increases. The lease will expire June 2005, with an option to renew the lease for an additional five-year period. The Company is responsible for all operating expenses of the building, which includes property taxes and insurance.

ITEM 3.  LEGAL PROCEEDINGS

    During the year ended December 31, 2000, the Company settled a lawsuit that was initiated when the Company was named Commercial Labor Management, Inc., ("CLMI"). The Company received $100,546 as its share of the lawsuit settlement and the amount of the gain in lawsuit settlement has been recorded as other income in the financial statements for the year ended December 31, 2000.

    On August 14, 2000 a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleges that trade secret information was improperly passed from Butler-Smith to Zeros & Ones and Holtz. The complaint is seeking damages in the amount of $10,000,000. The Company and the individual defendants have filed multiple counterclaims against ICU Security, Inc. The named individual defendants and the Company deny any wrongdoing and intend to vigorously defend this action. Investigation into this matter has resulted in substantial defenses and the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations, although there is no assurance regarding the outcome of the case.

    On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges among other things, that in connection with Zeros & Ones' acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum's ownership interest in certain stereoscopic 3D technology. The Company is seeking to rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.

    On November 29, 2000, the former Chief Executive Officer filed a countersuit against the Company claiming approximately $900,000 in damages plus punitive damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the NASD OTC Bulletin Board Market under the symbol "ZROS." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years, as reported by Yahoo, was as follows:

2000	High	Low
First quarter(1)	$7.333	$6.250
Second quarter	$7.875	$2.750
Third quarter	$3.750	$1.000
Fourth quarter	$1.500	$0.1875

1999	High	Low
First quarter(1)	$3.250	$0.916
Second quarter(1)	$3.916	$2.166
Third quarter(1)	$3.380	$1.916
Fourth quarter(1)	$3.043	$1.250

(1)
Reflects the three-for-one forward stock split effective on February 25, 2000.

    The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

    As of December 31, 2000, there were approximately 750 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2000, there were approximately 23,695,190 shares of common stock outstanding, approximately 743,220 warrants outstanding exercisable until November 2002 at a price of $1.00 per share, 5,726,303 warrants outstanding exercisable until December 2002 at a price of $1.83 per share, 180,300 warrants outstanding exercisable until March 31, 2005 at a price of $1.83 per share, 77,220 warrants exercisable until March 31, 2001 at a price of $5.00 per share, and 80,000 warrants outstanding exercisable until October 12, 2005 at a price of $1.00 per share.

    The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

    This Form 10-KSB contains financial projections, synergy estimates and other "forward-looking statements," as that term is used in federal securities laws, about Zeros & Ones, Inc.'s ("ZROS" or the "Company") financial condition, results of operations and business. These statements include, among others:

  •
  statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

  •
  statements of ZROS's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes,"

    "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS's actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

    (a)
    volatility and/or decline of ZROS's stock price;

    (b)
    potential fluctuation in quarterly results;

    (c)
    barriers to raising the additional capital or to obtaining the financing needed to implement its full business plans;

    (d)
    inadequate capital to continue business;

    (e)
    changes in demand for ZROS's products and services;

    (f)
    rapid and significant changes in technology and markets;

    (g)
    litigation with and/or legal claims/allegations by outside parties;

    (h)
    insufficient revenues to cover operating costs.

    ZROS is a development stage company that has incurred operating losses since inception. There is no assurance that the Company's research and development projects will result in commercially successful products or services, or whether patents will be granted for any of them. There is no assurance that the Company will ever be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in the Company's businesses.

    Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ZROS cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ZROS or persons acting on its behalf may issue. ZROS does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW

    The ongoing reorganization of Zeros & Ones, approved by the Company's Board of Directors on August 21, 2000, has introduced several operational improvements designed to enable the Company to improve cost control and pursue potential profitability. These improvements include, but are not limited to, infrastructure cost reductions, creation of revenue-oriented lines of business, elimination of dormant or under performing lines of business, increased internal controls, creation of procedures for assessing specific performance, and a vastly optimized model for deal flow with clientele.

    One of the more notable features of the reorganization is the creation of three new business divisions: Zeros & Ones Technologies, Zeros & Ones Entertainment, and Zeros & Ones Studios. Each new division is led by a single individual with the title of Vice President, Managing Director. In a role that is similar to a COO (Chief Operating Officer), this individual is responsible for the specific performance of the division they lead and to the performance of the leaders and managers within their own staff. Each of these division heads reports to the Office of the Chairman, which includes the Chairman of the Board of Directors, the Chief Executive Officer, the President of the Company, and, at the sole discretion of the Chairman of the Board, the Chairman's advisors and support staff, including the Vice President of Strategic Development and the Chief Financial Officer and/or any associated Acting or Interim officer.

    Each of these parties gather to meet personally, at a minimum, on a bi-weekly basis to discuss Company-wide issues, report progress and challenges of their respective division, to request or provide resources to the parent infrastructure (including human resources, financial, legal, public relations, information technology, equipment, etc.), and to promote inter-divisional synergy and the prevention of redundant expenditures across the enterprise.

    The Company continues to amass intellectual property, proprietary technology, original/branded content, media rights, and reusable source code that can be combined with a level of modularity and integration ZROS considers to be quite unique. Furthermore, the Company strongly believes that these next-generation elements have the potential to generate substantial revenues in the future.

    ZEROS & ONES TECHNOLOGIES—Creates and develops technologies that make content more powerful and brings it to new platforms, such as IP-based broadband, wireless handheld devices, digital television, video-on-demand, and the Internet.

Motion Video Optimization and Image Compression Holdings

    The Company is extremely enthusiastic about the progress in the development of its image compression holdings. Recent tests indicate that the Company's proprietary technology has been shown to yield a compression ratio that is superior to MPEG2 (the current leading standard) while maintaining a similar level of output image quality. The Company intends to scale up resources in order to rapidly accelerate time-to-market for this product. The Company has accelerated all patenting initiatives surrounding its motion video optimization and image compression holdings.

    The Company is engaged in litigation with ICU Security, Inc. due to a complaint filed on August 14, 2000 alleging that trade secret information was improperly passed from Bernard Butler-Smith to Zeros & Ones and Robert Holtz. The named individual defendants and the Company deny any wrongdoing and are vigorously defending this action. Investigation into this matter has resulted in substantial defenses, which include, but are not limited to, the fact that the Company's engineering team had already abandoned many aspects of the alleged trade secret information through the natural evolutionary course of project development.

Stereoscopic 3D Video Holdings

    In February of 2001, the Company successfully filed formal applications with the United States Patent and Trademark Office (USPTO) covering its Rotating Binocular Lens System for 3D video broadcasts and for associated controller software. The Company had filed provisional applications for these technologies in February of 2000. The 3D video system is an outgrowth of the Company's research and development activity, which is focused on the introduction of enabling technologies for both emerging and existing broadcast platforms.

    On September 25, 2000, Management determined that development of the LiveCast 3D Project (which is likely to be renamed due to an apparent trademark conflict), as it was being executed up until that time, was entirely too cash intensive to responsibly continue at the level of ZROS' capitalization. The Company then re-engineered the project plan so that development could continue to progress in order to solidify and/or formalize existing provisional patents for related technologies.

    With formal patent applications now filed, which are expected to secure the date of the Company's inventorship to February of 2000, the LiveCast 3D Project will be suspended until such time that the Company has: (i) resolved its pending litigation with Steve Schklair, former officer and former director of the Company, commenced on October 30, 2000; (ii) has obtained new investment capital specifically earmarked for the development of the LiveCast 3D Project; and (iii) Management, at its sole discretion as per the resolution of reorganization, continues to see a viable market for said technologies. Although the Company is actively seeking to reach the aforementioned milestones, no assurance is expressed nor implied to that end.

    The 3D video multiplexer project, now known as Z&OMUX, continues without interruption. The Company has successfully completed the first prototype of this system and has also successfully manufactured a working "commercial-grade" version of the system complete with a fully populated Zeros & Ones-imprinted circuit board. The Z&OMUX project is not related to the Quantum acquisition or to the associated litigation. The Company therefore expects to continue reaching project milestones with respect to the Z&OMUX and anticipates that it will be enabled to begin seeking licensees for the Z&OMUX sometime within the third quarter of 2001.

Acquired Inventions

    The Company recently entered into an assignment agreement with an affiliate granting the Company 100% outright ownership of 74 (seventy-four) new inventions in areas, which include, but are not limited to, Wireless Data Error Correction, Video-to-Vector Conversion, Noise Reduction, and Image Recognition. The Company believes that the terms of the agreement were extremely favorable and expects these new acquisitions to add significant value to the Company's patent portfolio. Said inventions are currently in the documentation phase in preparation for filing provisional patents. For the purpose of protecting the confidentiality of these inventions to maximize the patent rights of the Company, public statements concerning these proprietary technologies will be issued only after provisional patents have been filed with the United States Patent and Trademark Office (USPTO).

    The Company is continuing to prospect for other such acquirable technology holdings to assist in building an aggressive patent portfolio as directed by the "Acres of Diamonds" Patent Initiative, enacted by the Office of the Chairman in November of 2000, and designed with the intent to significantly bolster shareholder value through the ownership of licensable technology-based intangible assets.

ZEROS & ONES ENTERTAINMENT—Creates original and branded content for next-generation channels and for traditional media.

Paul Frank's Julius & Friends™

    On January 24, 2001, the Company previewed its Sundance-nominated "Paul Frank's Julius & Friends™" content property to an esteemed audience of industry figures at the National Association of Television Production Executives (NATPE) conference. During the event, the Company took meetings with numerous high-profile television companies to explore offline and wireless opportunities for Julius & Friends™ and introduce them to other developments on the production slate at Zeros & Ones Entertainment.

    The Company is nearing completion of the 26 episodic deliverables to Mondo Media as per an existing agreement whereas Mondo Media will syndicate the Company's content. Mondo Media (www.mondomedia.com), which is privately held, is the Internet's leading syndicate of entertainment content with distribution partners that include the most recognized names on the Internet: Netscape Netcenter, Lycos, Shockwave.com, WarnerBros.com, and Excite@Home, NBCi, UGO, iCast, The Washington Post Online, Real Networks, and others. Mondo Media presents its renowned "Mondo Mini Shows" through its powerful distribution network to an audience of millions of fans and animation enthusiasts.

    The Company anticipates that it will enter into new agreements to produce more episodes of Paul Frank's Julius & Friends™ sometime following the official launch of the shows, which is expected to occur sometime in the Summer of 2001.

Other Branded Content

    The Company is also exploring opportunities to replicate the success of the media rights transaction with Paul Frank Industries with other noteworthy or up-and-coming brands, which the Company regards as presently undervalued.

    The Company is presently engaged in negotiations with two other such brand owners and intends to develop a standard methodology for this category of deal flow in order to efficiently pursue additional opportunities along the same line of business.

Original Content

    The Company has developed concepts for several original productions, including but not limited to, "Hal Roach: Private Insectigator" and "Dot Com Kids" along with the associated "pitch books" used to solicit the properties to industry executives. The Company is currently exploring opportunities for those properties with multiple parties.

ZEROS & ONES STUDIOS—Provides software coding and animation production services to content and technology developers.

Pearson Television

    In January of 2001, the Company was engaged by Pearson Television to provide work-for-hire software coding and animation production services for more than one of its game show related properties. Pearson, which owns the largest selection of game show formats in the world including "Family Feud," "Card Sharks," and "The Price is Right," is also the largest producer of serial dramas and makes a wide range of entertainment programs, including situation comedies, children's animation and action adventures.

    Pearson Television is Britain's only truly global television producer, with over 160 programs currently in production in almost 35 countries around the world, library sales to over 100 territories and turnover of over £350 million in 1999.

    The developments and details of the aforementioned projects with the Company are currently confidential in nature.

Electronic Arts

    On March 20, 2001, through its strategic partner, WildTangent, Inc., the Company intends to unveil two gamelets produced under contract for publicly-held Electronic Arts, Inc. (NASDAQ: ERTS) known as the largest game software publisher in the world. The titles will be demonstrated at the Game Developers Conference (GDC), an independent forum in which game development professionals from around the world have gathered for the last 15 years to share ideas and build the skills essential to creating the next generation of interactive entertainment.

    Throughout 1999 and 2000, ZROS developed a series of fully interactive high quality 3D games that run totally inside a web browser. WildTangent developed the enabling technology which features support for 3D hardware acceleration, integration of DirectX (a Microsoft technology, which WildTangent founder, Alex St. John, is credited to have invented that is also the core of Microsoft's planned X-Box game console system intended to aggressively compete with Sony's Playstation 2 product), full-screen capabilities, and support for joystick controls—all within a web browser.

    Also used on the games developed for Electronic Arts was the Company's own "HuMotion" digital human process, which the Company believes is an industry first in the translation of actual human motion onto live rendered three-dimensional figures within a web page.

PARENT COMPANY STRATEGIC RELATIONSHIPS

ICTV, Inc.

    One of the most notable relationships of the Company is with privately-held ICTV. On December 5, 2000, both companies announced the escalation of their strategic relationship, which had been initiated at the beginning of 2000. A Letter of Intent was signed as part of the escalation plan whereas the two companies promote each other's capabilities and products to their respective customers and also calls for Zeros & Ones and ICTV to partner in joint projects directed at the interactive and broadband television market.

    ICTV supplies world-leading communications and Interactive TV (ITV) infrastructure solutions to network operators. The company's digital ITV delivery platform provides cable operators with a head-end solution that enables delivery of broadband Internet, e-mail, and Interactive TV applications to any digital set top device.

    ICTV's TV browser, which can be used to support Walled Garden or Open Internet Access applications, is the only open TV browser capable of supporting diverse sources and types of broadband, streaming media. The TV browser is uniquely capable of supporting a large selection of rich media plug-ins such as RealNetworks' RealPlayer, Apple's QuickTime, Macromedia's Flash and Shockwave, and Microsoft's Windows Media Player within a television interface.

    Any application running on the ICTV platform can run on any digital set top box. The system does not require any sort of middleware application in the set top. Employing a patented frequency reuse solution, ICTV is fully scalable on any two-way HFC cable system.

    Investors and strategic partners of ICTV include ACTV (Nasdaq:IATV), Adelphia (Nasdaq:ADLAC), Cox (NYSE:COX), Lauder Partners, Liberty Digital (Nasdaq:LDIG), Motorola (NYSE:MOT), OpenTV (Nasdaq:OPTV), Shaw Communications (NYSE:SJR and TSE:SJR.B), and Gemstar—TV Guide (Nasdaq:GMST).

    The Company believes that ICTV's positioning with network operators coupled with joint strategic initiatives advance the Company for greater market penetration. Both companies are exploring ways to offer end-to-end solutions for its shared existing and prospective client base.

Microsoft Corporation

    The Company recently entered into a mutual non-disclosure confidentiality agreement with Microsoft Corporation under which Microsoft intends to disclose confidential strategic plans and developmental tools to the Company for enhanced and interactive television. As a result of this agreement, and associated consideration, the Company is now officially recognized by Microsoft as an authorized Microsoft TV Content Developer.

    The developments and details of the aforementioned with the Company are currently confidential in nature.

WildTangent, Inc.

    The Company and WildTangent are currently exploring new ways to expand their existing strategic relationship. WildTangent creates enabling technology to build richer, more exciting Internet experiences by blending 3D graphics, sound, animation and interactivity using the WildTangent Web

Driver™. The Company has ahead-of-general-release access to advanced code from WildTangent such as its "virtual bandwidth" technology and "updater" technology.

    Founded by former Microsoft Evangelist and DirectX creator Alex St. John, and Cambridge mathematician Jeremy Kenyon, WildTangent serves as an excellent partner for both the Company's content-oriented and technology-oriented initiatives.

Macromedia Corporation

    In December of 2000, the Company became a full active member of the Macromedia Flash Advertising Alliance (MFAA), which was built to create, educate and proliferate rich media solutions for Macromedia Flash-based advertisements. The Company believes this relationship will provide the necessary inroads in the new field of rich media advertising, which is geared to next-generation online and ITV marketing.

    The MFAA is a group of leaders in the advertising sector who meet quarterly to:

    •
    Reduce costs associated with rich media advertising

    •
    Get rich media campaigns online faster

    •
    Create ads that receive higher click-through performance, brand recognition, and consumer loyalty

    •
    Increase revenue

    The MFAA produces best practice solutions that will directly benefit each sector in the online advertising market: agencies, ad serving networks, site publishers, and technology vendors. Members of this select group receive:

    •
    First look at opportunities at product advancements

    •
    Ability to present their company to MFAA members

    •
    One-to-one relationships with Macromedia product managers

    •
    Collaborative press opportunities

    In addition to the quarterly meetings, MFAA members will participate in testing and review of new technologies from Macromedia before they are released to the general public.

LOOKING FORWARD

    The Company now owns more intellectual property and proprietary technology than ever before and aims to continue to amass additional value for shareholders. The Company will endeavor to continue to establish new alliances and core competencies that enable ZROS to maintain its leadership role as a unified broadband technology and content provider.

    The Company is on track in its pursuit to substantially reduce the monthly burn rate and accelerate timelines for projects that contribute to revenue generation. The Company believes that additional cost reducing measures will be required in order to ensure that it remains a going concern in the future. The Company will endeavor to obtain additional capital from strategic sources in 2001 and to increase revenue generation sufficiently to support current operations and potentially support growth plans. The Company will need to obtain an additional $2 million in operating capital to permit continuing operations through December 2001. Although the Company has numerous initiatives intended to achieve that objective, market conditions are generally unfavorable at this time. Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will nonetheless be able to operate until August 2001. While no assurance is specifically made to this end, the Company intends to continue to direct its efforts to achieve a 55% gross gain in top line revenues within 2001.

    The Company believes that many of its predictions about the eventual future course of the industry have come to fruition, lending support and credence to the Company's growth plans for the future. As a result of its reorganization and associated streamlining, the Company appears to be positioned to implement important aspects of its business plan thereby creating the opportunity for sustained growth.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999.

    The Company's subsidiaries are primarily development stage companies with no revenue. Total revenue for the twelve month period ending December 31, 2000 increased by $513,122 to $805,004 from $291,882 in the prior year. Operating and administrative expenses increased by $2,722,769 during the twelve months ended December 31, 2000 to $4,453,004 from $1,730,235 in the prior year. The substantial increase in operating expenses in 2000 as compared to 1999 primarily reflects the costs adding more computer programmers, animators and other staff as well as the costs of integrating the subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, (2) conducts research, development, prototype construction and marketing of its three dimensional television technology, digital video compression software, (3) continues to develop new properties for sale such as animated web-based and television shows and (4) to the extent additional funding becomes available, establishes the digital media production center and acquires other companies. For the twelve months ended December 31, 2000, the Company's consolidated net loss was $4,682,218 as compared to a consolidated net loss of $3,578,711 for the twelve months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had consolidated net cash of $2,071,695 at December 31, 2000 as compared to net cash of $80,848 as of December 31, 1999. The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $1,817,617 at December 31, 2000 as compared to a working capital deficit of $533,612 at December 31, 1999. Cash flow used for operating activities increased from $1,374,123 during the twelve months ended December 31, 1999 to $3,663,321 during the twelve months ended December 31, 2000. The substantial increase in cash flow utilized for operating activities in 2000 as compared to 1999 is due to an increase in staffing needs as projects were put into full development, as well as the added infrastructure necessary to support additional staff. Cash used for investing activities decreased from $1,711,475 during the twelve months ended December 31, 1999 to $1,133,552 during the twelve months ended December 31, 2000. Cash provided by financing activities increased from $3,046,011 during the twelve months ended December 31, 1999 to $6,787,720 during the twelve months ended December 31, 2000. Since July 1999, the Company's capital needs have primarily been met from the proceeds of (i) capital realized through the acquisition of PWE, including the exercise of outstanding PWE warrants at an exercise price of $1.00 per share, (ii) project based revenue from companies including McGraw Hill, Electronic Arts, National Legal Services, Mondo Media, and The Tech Museum of Innovation, and (iii) a private placement of common stock made by the Company in the first quarter of FY2000 which has raised gross proceeds of approximately $8,100,000.

    The Company will have additional capital requirements during 2000 and 2001 if the Company continues with its plan of acquisition and incubation of new companies and projects. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating deficits which are expected to continue until its Studios Division and Entertainment Division work grows in volume, if such growth is achieved.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998.

    The Company's subsidiaries are primarily development stage companies with no revenue. Total revenue for the twelve month period ending December 31, 1999 decreased by $91,335 to $291,882 from $383,217 in the prior year. Operating and administrative expenses increased by $1,156,526 during the twelve months ended December 31, 1999 to $1,730,235 from $573,709 in the prior year. The substantial increase in operating expenses in 1999 as compared to 1998 primarily reflects the costs of the Company's business combination with its newly acquired subsidiaries and assets, including the costs of integrating the subsidiaries with each other and with the Company. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, (2) conducts research, development, prototype construction and marketing of its three dimensional television technology, digital video compression software, and its e-commerce offerings of FineItems.com and MovieShopping.com, and (3) to the extent additional funding becomes available, establishes the digital media production center and acquires other companies. For the twelve months December 31, 1999, the Company's consolidated net loss was $3,578,711 as compared to a consolidated net loss of $1,050,798 for the twelve months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had consolidated net cash of $80,848 at December 31, 1999 as compared to net cash of $120,435 as of December 31, 1998. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $533,612 at December 31, 1999 as compared to a working capital surplus of $65,673 at December 31, 1998. Cash flow utilized for operating activities increased from $442,142 during the twelve months ended December 31, 1998 to $1,374,123 during the twelve months ended December 31, 1999. Cash used for investing activities increased from $571,929 during the twelve months ended December 31, 1998 to $1,711,475 during the twelve months ended December 31, 1999. Cash provided by financing activities increased from $1,133,408 during the twelve months ended December 31, 1998 to $3,046,011 during the twelve months ended December 31, 1999. The substantial increase in cash flow utilized for operating activities in 1999 as compared to 1998 primarily reflects the costs incurred by the Company to complete the business combination with its newly acquired subsidiaries and assets in 1999, and its continuing efforts to integrate the businesses of those subsidiaries and assets. The substantial increase in cash provided by financing activities in 1999 as compared to 1998 primarily reflects capital raised by PWE in 1999 prior to the completion of its acquisition by the Company. PWE ceased raising capital and was dissolved.

ITEM 7.  FINANCIAL STATEMENTS

ZEROS & ONES, INC. & SUBSDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors
Zeros & Ones, Inc. and Subsidiaries
Santa Monica, California

    We have audited the accompanying consolidated balance sheet of Zeros & Ones, Inc. and Subsidiaries, a Nevada Corporation (a development stage enterprise) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zeros & Ones, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
January 26, 2001

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

December 31, 2000
ASSETS
Current assets:
Cash	$2,071,695
Trade accounts receivable—net of allowance for doubtful accounts	100,000
Employee advances—related party	44,500
Prepaid expenses	85,387

Total current assets	2,301,582
Property and equipment, net of accumulated depreciation and amortization	746,939
Intangible assets, net of accumulated amortization	160,254
Other assets:
Other assets	136,189

$3,344,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$165,857
Accrued payroll and vacation	76,055
Deferred rent	112,692
Deferred stock option compensation	21,156
Unearned revenue	40,000
Current portion of obligations under capitalized leases	68,205

Total current liabilities	483,965
Long-term liabilities:
Obligations under capitalized leases, less current maturities	54,066

Total liabilities	538,031

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock, $.001 par value 100,000,000 shares authorized 23,695,190 shares issued and outstanding	23,695
Paid-in capital	17,161,821
Accumulated deficit during development stage	(14,378,583)

Total stockholders' equity	2,806,933

$3,344,964

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	December 31, 2000	December 31, 1999	From inception to December 31, 2000 (See note 1)
Revenues	$805,004	$291,882	$1,628,225
Cost of sales	658,112	235,831	1,089,160

Gross profit	146,892	56,051	539,065

Loss on investment in related party	—	1,512,770	5,143,351
Bad debt from related party	89,800	391,757	573,469
Bad debt expense	234,639	—	234,639
Write-off of capitalized software costs	322,993	—	322,993
General and administrative	4,453,004	1,730,235	8,673,126

Total expenses	5,100,436	3,634,762	14,947,578

Interest income	169,160	—	169,160
Settlement of lawsuit	100,546	—	100,546
Miscellaneous other income	1,620	—	1,620

Total other income	271,326	—	271,326

Net (loss)	$(4,682,218)	$(3,578,711)	$(14,137,187)

Loss per share, basic and diluted	$(0.21)	$(0.20)

Average shares outstanding, basic and diluted	22,652,268	17,503,494

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
							Accumulated Deficit During Development Stage
	Number of Shares	Par Value $.001	Number of Shares	Amount	Additional Paid in Capital	Receivable from stockholder		Total
Balance at January 1, 1999	7,038,000	$55,000	605,180	$6,051,800	$247,932	$—	$(6,117,654)	$237,078
Shares issued to shareholders of CLMI	2,663,823							—
Shares issued for cash			252,128	2,521,284				2,521,284
Shares issued for assets purchased at transferor's basis	660,000				421,957	(292,300)		129,657
Exchange of preferred stock to common stock at exchange ratio	8,773,878	8,573,084	(857,308)	(8,573,084)				—
Shares issued for services	122,724	61			191,870			191,931
Shares issued for deferred offering cost	150,000	50			257,950			258,000
Shares issued for private placement	122,727	41			179,959			180,000
Exercise of warrants	92,883	31			92,852			92,883
Cancellation of shares	(2,120,541)							—
Net loss for the year ended December 31, 1999							(3,578,711)	(3,578,711)

Balance at December 31, 1999	17,503,494	$8,628,267	—	$—	$1,392,520	$(292,300)	$(9,696,365)	$32,122
Net proceeds from private placement and warrants	5,988,568	5,974			6,949,555			6,955,529
Payments on receivable from stockholder						202,500		202,500
Write off of receivable from stockholder						89,800		89,800
Shares issued for offering services related to private placement	148,128	148			118,852			119,000
Shares issued for services rendered	55,000	55			90,145			90,200
Allocation of par value to additional paid-in capital		(8,610,749)			8,610,749			—
Net loss for the year ended December 31, 2000							(4,682,218)	(4,682,218)

Balance at December 31, 2000	23,695,190	$23,695	—	$—	$17,161,821	$—	$(14,378,583)	$2,806,933

    See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	December 31, 2000	December 31, 1999	From inception to December 31, 2000
Cash flows provided by (used for) operating activities:
Net (loss)	$(4,682,218)	$(3,578,711)	$(14,137,187)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization expense	183,772	175,291	373,725
Stock issued for services	209,240	191,889	401,129
Bad debt—trade accounts receivable	234,639	—	628,508
Bad debt from stockholder	89,800	—	179,600
Write-off of software development costs	322,993	—	322,993
Loss on investment in related party	—	1,512,770	5,143,351
Write-off of investment	50,000	—	50,000
Changes in assets and liabilities:
(Increase) decrease in assets:
Trade accounts receivable	(309,639)	(1,559)	(334,639)
Accounts receivable—stockholders	202,500	—	202,500
Due to and from related party	—	143,800	(339,869)
Employee advances—related party	(44,500)	—	(44,500)
Prepaid expenses	(85,387)	362	(106,987)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	23,076	74,535	134,215
Accrued officer salary	(107,500)	107,500	—
Accrued payroll and vacation	76,055	—	76,055
Deferred rent	112,692	—	112,692
Deferred stock option compensation	21,156	—	21,156
Unearned revenue	40,000	—	40,000

Total adjustments	1,018,897	2,204,588	6,859,929

Net cash provided by (used for) operating activities	(3,663,321)	(1,374,123)	(7,277,258)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment	(658,959)	(34,517)	(730,524)
Acquisition of goodwill	—	(120,000)	(120,000)
Investment in related party	—	(1,512,770)	(5,143,351)
Increase in software development costs	(282,993)	—	(322,993)
Other assets	(191,600)	(44,188)	(152,563)

Net cash provided by (used for) investing activities	(1,133,552)	(1,711,475)	(6,469,431)

Cash flows provided by (used for) financing activities:
Proceeds from line of credit	—	5,688	10,919
Proceeds on notes payable—stockholders	—	330,000	330,000
Proceeds from issuance of warrants and private placements	7,213,488	272,883	7,486,368
Proceeds from issuance of common stock	—	21,568	259,078
Payments on obligations under capitalized leases	(56,625)	(15,133)	(75,658)
Payment on notes payable—stockholders	(270,724)	(59,277)	(330,000)

Payment on notes payable—goodwill	(87,500)	—	(87,500)
Payment on line of credit	(10,919)	—	(10,919)
Issuance of preferred stock	—	2,521,282	8,573,084
Dividends distributed	—	—	(232,988)
Draws by proprietor	—	(31,000)	(104,000)

Net cash provided by financing activites	6,787,720	3,046,011	15,818,384

Net increase (decrease) in cash	1,990,847	(39,587)	2,071,695
Cash, beginning of year	80,848	120,435	—

Cash, end of year	$2,071,695	$80,848	$2,071,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$23,700	$5,116	$28,816

Income taxes paid	$11,309	$—	$11,309

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of fixed assets under capitalized leases	$130,527	$50,728	$298,030

Stock issued for services	$90,200	$191,889	$282,089

Stock issued for offering services related to private placement	$119,000	$—	$119,000

Stock issued for deferred offering cost	$—	$258,000	$258,000

Issuance of common stock for equipment	$—	$144,547	$161,839

Issuance of common stock for accounts receivable	$—	$292,300	$292,300

Issuance of common stock for accounts payable	$—	$(5,459)	$(5,459)

Notes payable issuance for goodwill	$—	$87,500	$87,500

Services received from stockholder for settlement of accounts receivable	$202,500	$—	$202,500

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2000

(1)  ORGANIZATION:

    Zeros & Ones, Inc. (formerly Commercial Labor Management, Inc.) is a Nevada corporation (the "Company") organized October 19, 1988. The Company was originally incorporated in Nevada under the name Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June 1993, the Company acquired Sono International, Inc. ("Sono"), but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March 1995, the Board approved the merger with Commercial Labor Management, Ltd. which was handled as a reverse merger, and also approved a name change to Commercial Labor Management, Inc. The name change was made, but the merger was rescinded and never completed.

    Effective July 1, 1999, the Company entered into a Plan of Reorganization and Asset Purchase Agreement to purchase 100% of the assets of Zero & Ones, Inc., a Delaware corporation ("ZOI-DE"), and Plans of Reorganization and Exchange Agreements to acquire 100% of the total issued and outstanding shares of stock of (1) Quantum Arts Inc. ("QA"), (2) EKO Corporation ("EKO"), (3) Polygonal Research Corporation ("PRC"), (4) KidVision, Inc. ("KV"), and (5) Wood Ranch Technology Group, Inc. ("WRTG"), in exchange for the issuance of the Company's common stock plus the issuance of a note in the amount of $300,000 payable to the stockholder of QA for reimbursement of expenses. As part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, Inc. ("PWE") to acquire 100% of the total issued and outstanding capital stock of PWE in consideration for the issuance to the shareholders of PWE. Under the plan of reorganization, QA, EKO, PRC, KV, WRTG, PWE, and assets acquired from ZOI-DE, referred as "the Group", are merged into one company and are accounted for in a manner similar to a pooling of interest as if they are under common control. After the effective date of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement No. 16, paragraph 70, referred to as a reverse merger. The business combination of the Group and the Company is accounted for under the purchase method in which the purchase price of $207,500 cash paid and liabilities assumed of the Company are allocated to the fair market value of assets and liabilities acquired. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

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

GOING CONCERN:

    The Company's financial statements for the year ended December 31, 2000 and 1999 (and from inception) have been prepared on a going concern basis that contemplates the realization of assets and the settlement of both liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures until it is able to fully develop its "convergence triad" business model. The Company's working capital plus limited revenue from its current operations do not presently provide sufficient funds for the Company's ongoing operations.

    Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include obtaining funding from strategic sources. The Company will need to obtain an additional $2 million in operating capital to permit continuing operations through December 2001. Although the Company has numerous initiatives intended to achieve that objective, market conditions are generally unfavorable at this time. Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will nonetheless be able to operate until August 2001. Further, there can be no assurance, assuming the Company successfully raises additional capital, that the Company will achieve profitability or positive cash flow.

DEVELOPMENT STAGE ENTERPRISE:

    The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception of Zeros & Ones, Inc. have been considered as part of the Company's development stage activities.

    The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the group. The date of inception of each entity within the group of companies comprising the parent and its wholly owned subsidiaries (collectively the "Group") varies with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 are unaudited.

REVENUE RECOGNITION:

    The Company generally recognizes sales under fixed-price-type contracts as deliveries are made or at the completion of contractual billing milestones that equate to the completion of a specific component of the contract.

PRINCIPLES OF CONSOLIDATION:

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

PROPERTY AND EQUIPMENT:

    Property and equipment, recorded at cost, are depreciated or amortized using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or the lease. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not materially impact the Company's financial position, results of operations or liquidity.

INTANGIBLE ASSETS:

    Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over 5 years.

    Intellectual property represents rights to new inventions acquired through an assignment agreement executed in 2000. Intellectual property is stated at cost and is amortized on a straight-line basis over 5 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The Company's financial instruments principally consist of accounts receivable and accounts payable, as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments.

    For the years ended December 31, 2000 and 1999, the Company expensed advertising costs as incurred. Advertising costs amounted to $327,739 and $65,684 for the years ended December 31, 2000 and 1999, respectively.

NET LOSS PER SHARE:

    All per share data presented reflects the retroactive effect of the three-for-one stock split on February 25, 2000.

    For the year ended December 31, 2000, the per share data is based on the weighted average number of common and common equivalent shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive.

COMPREHENSIVE INCOME:

    Comprehensive loss consists of net loss only.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

    In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25. The interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The interpretation has been applied to all awards granted during the calendar year 2000 and will be applied to all new awards. The company did not grant any options prior to 2000.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the effective date for which was deferred by SFAS No. 137 until fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

(3)  TRADE ACCOUNTS RECEIVABLE:

    Trade accounts receivable—net consists of the following:

December 31, 2000
Trade accounts receivable	$334,639
Allowance for doubtful accounts	(234,639)

Trade accounts receivable, net	$100,000

    The allowance for doubtful accounts was estimated based on reserving trade accounts receivables outstanding in excess of ninety days.

    Employee advances—related party represent non-interest bearing advances to employees of the Company that will be satisfied within the next twelve months.

(4)  MAJOR CUSTOMERS:

    For the year ended December 31, 2000, 76.2% of the Company's revenues were generated by two customers. These same two customers represent 61.6% of the trade accounts receivable at December 31, 2000.

(5)  ACCOUNTS RECEIVABLE FROM STOCKHOLDER:

    The Company received $292,300 of accounts receivable from a stockholder as part of assets purchased in exchange for the Company's stock and, accordingly, these accounts receivable from the stockholder were classified as a contra account to stockholders' equity. As of March 31, 2000, services performed by the stockholder in the amount of $202,500 were used to offset a portion of the balance of the accounts receivable from the stockholder. As of June 30, 2000, the Company determined that the $89,800 balance of the accounts receivable from the stockholder was uncollectible and, therefore, wrote off the balance.

(6)  RELATED PARTY TRANSACTIONS:

    The Company has written off its $50,000 investment in the common stock of National Legal Services ("NLS") due to that company closing down in March 2001. NLS represents $372,082 or 46.2% of the Company's Revenue for the year ended December 31, 2000. NLS represents $116,229 of the bad debt expense and the allowance for doubtful accounts for the year ended December 31, 2000.

    In January 2000, Mr. Robert Holtz, Chairman and CEO, conveyed 50,000 shares of his stock on behalf of the Company, to Charles Overton. The Company reimbursed Mr. Holtz $250,000 for this conveyance.

    In July 2000, the company entered into a six month consulting agreement with William Burnsed, a director of the company, to provide business development services and conduct market studies in connection with the formulation of a the Advanced Media Production Center (AMPC) project. The total value of this transaction amounted to $78,000. In December 2000, the company entered into a second six month agreement with William Burnsed for the same type of services. This agreement amounts to an additional $78,000.

    In December 2000, the Company entered into an assignment agreement with Bernie Butler-Smith, Director and Vice President of Advanced Imaging, granting the Company 100% ownership in 74 new inventions. The Company agreed to pay a total of $20,000 with $15,000 paid in 2000 and $5,000 paid in January of 2001.

(7)  PROPERTY AND EQUIPMENT:

    A summary is as follows:

Computer and Equipment	$122,653
Furniture and fixtures	64,997
Electronic Equipment	29,693
Office Equipment	2,016
Software-Internal Use	3,219
Leasehold Improvements	476,453
Equipment under capitalized leases	185,829

884,860
Accumulated depreciation and amortization	(137,921)

$746,939

    Accumulated depreciation on equipment under capitalized leases amounted to $58,189 for the year ended December 31, 2000. Depreciation and amortization expense totaled $142,276 and $154,541 for the years ended December 31, 2000 and 1999, respectively.

(8)  INTANGIBLE ASSETS:

Goodwill	$207,500
Intellectual Property	15,000

222,500
Accumulated amortization	(62,246)

$160,254

    Amortization expenses totaled $41,496 for the year ended December 31, 2000.

(9)  OBLIGATIONS UNDER CAPITALIZED LEASES:

    The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of December 31, 2000:

Year ended December 31,
2001	$77,461
2002	46,985
2003	10,074

Total minimum lease payments	134,520
Less amounts representing interest	12,249

Present value of minimum lease payments	122,271
Less current maturities	68,205

$54,066

(10)  CAPITAL STOCK:

PREFERRED STOCK:

    The authorized capital stock of the Company includes 2,000,000 shares of preferred stock, par value $.001 per share, none of which is issued or outstanding.

COMMON STOCK:

    During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 5,523,204 shares of the Company's common stock at a purchase price $1.46 per share and 5,523,204 warrants at an exercise price of $1.83 per share. The Confidential Private Placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Confidential Private Placement were restricted securities as defined in Rule 144. The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. An additional 150,000 shares of the Company's common stock were issued for services rendered in connection with this confidential private placement. An additional 180,300 warrants exercisable until March 31, 2005 at a price of $1.83 per share and 77,220 warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this confidential private placement.

    During February 2000, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000, par value $.001. The Company also declared a three-for-one stock split. The stock split was effective on February 25, 2000. All information has been restated to give retroactive effect of the three-for-one stock split that took place in February 2000. In July 2000, the Company's Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "Plan"). Under the Plan, the Company may grant up to 4,500,000 stock options to purchase up to 4,500,000 shares of the Company's common stock.

    The Company reallocated $8,610,749 between common stock and paid in capital to reflect the par value of shares outstanding as of December 31, 2000.

(11)  PAID IN CAPITAL:

    In 2000, the changes to paid in capital resulted primarily from the sale of shares pursuant to the private placement which took place in the first quarter of 2000 and the exercise of warrants throughout the year. In 1999, paid in capital is made up in part by contributions of office furniture and equipment, manufacturing equipment, trade receivables, and accounts payable in exchange for common stock. Common stock was issued to stockholders of record in exchange for these net assets at transferor's carryover basis.

(12)  INCOME TAXES:

    For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $13,265,478. The net operating loss carryforwards expire through 2012 and are available to offset future income tax liabilities.

    Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2000 are as follows:

Net operating loss carryforwards	$5,306,191
Valuation allowance	5,306,191

Net deferred taxes	$0

    A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

    Under the Tax Reform Act of 1986, the amounts of benefit from, net operating losses and tax credit carryforwards may be impaired or limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. During 2000, the Company experienced stock ownership changes as described in Note 1, which could limit the utilization of its net operating loss carryforwards in future periods.

(13) STOCK OPTIONS:

    In July 2000, the Company's Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan. The Company's 2000 nonqualified stock option plan permits the grant of stock options to any employee or director of the Company. Under the terms of the plan, 4,500,000 shares are authorized for issuance upon exercise of options. Under the fixed nonqualified plan, options have been granted with an exercise price equal to the fair market value of the Company's stock on the date of grant and expire ten years after the grant date. Vesting is over a four-year period commencing with the employees hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four year vesting.

    Information concerning stock options issued to directors, officers and other employees is presented in the following table.

	2000
Fixed Options	Stock Options	Weighted- Average Option Price
Outstanding at beginning of year	0	n/a
Granted	923,100	$0.98
Exercised	0	n/a
Canceled, expired, or forfeited	(145,000)	$1.00
Outstanding at end of year	778,100	$0.98
Options exercisable at end of year	81,830	$1.00
	2000
Variable Options	Stock Options	Weighted- Average Option Price
Outstanding at beginning of year	0	n/a
Granted	250,000	$0.00
Exercised	0	n/a
Canceled, expired, or forfeited	0	n/a
Outstanding at end of year	250,000	$0.00
Options exercisable at end of year	0	n/a

    Fixed options outstanding and exercisable at December 31, 2000 are as follows:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.63 to $1.06	778,100	9.75 years	$0.98	81,830	$1.00

    The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. On the variable stock options, a total of $21,156 was recognized as expense in 2000. If the Company had recognized compensation expense for the fixed options based on the value as determined by the Black-Scholes option pricing model, in accordance with SFAS No. 123, the pro forma net income and earnings per share would be as follows:

2000
Net income (loss)—as reported	$(4,682,218)
Net income (loss)—pro forma	(5,577,018)
Basic and fully diluted EPS—as reported	(0.21)
Basic and fully diluted EPS—pro forma	(0.25)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

    The following assumptions were used in Black-Scholes model determining the fair value:

2000
Risk-free interest rate	5.8%
Expected life in years	10.0
Expected volatility	150.0%
Expected dividend yield	0.0%

(14)  SIGNIFICANT AGREEMENTS:

    In May 2000, the Company signed an agreement with a third party distributor, for the distribution and syndication of the Company's Julius & Friends animated web show. The Company will be paid half of the production expenses of the Julius & Friends web show by the distributor, up to $390,000. The Company will share with the distributor all syndication and advertising revenues generated by the distribution of the show and a certain percentage of revenue generated from the online sale of merchandise.

    In July 2000, the Company entered an agreement with an investment firm to assist the Company in raising additional capital. The Company will pay the investment firm a success fee based on the amount of equity raised which includes an option to purchase up to 250,000 shares of the Company's common stock. This agreement was subsequently suspended which also suspended the right to purchase the shares of the Company's common stock.

    In July 2000, the Company entered into an agreement with IC Capital, LLC to provide investor relations services for a term of twelve months. As a portion of its consideration, IC Capital will receive 40,000 restricted shares of the Company's common stock. $77,000, which reflects the fair value of shares granted, was recognized as expense in fiscal year 2000.

    In October 2000, the Company entered into an agreement with Mark J. Richardson, Esq. granting him 80,000 warrants to purchase 80,000 shares of restricted common stock with an exercise price of $1.00 per share. The warrants will expire in 2005. The Company recorded $24,650 for the value of these warrants computed based on the market value of the shares on the date granted compared to the discounted value of the warrants at 5.8% risk-free interest rate.

    In October 2000, the company entered into an agreement with investment firm iBanc Group, Inc. ("iBanc") to assist the Company with raising additional capital and to provide investment banking services to the Company. This agreement was terminated after five months. The Company is obligated to issue 33,330 restricted shares of the Company's common stock (19,998 shares for services provided in 2000 and 13,332 shares for services provided in 2001) and 500,000 warrants with an exercise price of $1.50 that expire in April 2001. $9,164 was recorded as expense in FY2000 for the fair value of restricted shares and warrants to be issued.

(15)  LEASE COMMITMENTS:

    In July 2000, the Company entered into an operating lease for its operating facility for $20,000 per month subject to yearly increases. The lease will expire June 2005, with an option to renew the lease for an additional five-year period. The Company is responsible for all operating expenses of the building, which includes property taxes and insurance. Under this lease, the Company is provided free rent for the first eight and one-half months. Rental expense is recognized on a straight-line basis over the term of the lease. Rental expense amounted to $112,692 for the year ended December 31, 2000.

    Future minimum rental payments under this noncancelable lease are as follows:

Year Ending December 31,
2001	$191,800
2002	254,592
2003	264,776
2004	275,367
2005	140,383

Total	$1,126,918

(16)  CONTINGENCIES:

    On August 14, 2000, a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleges that trade secret information was improperly passed from Butler-Smith to the Company and Holtz. The complaint is seeking damages in the amount of $10,000,000. The Company and the individual defendants have filed multiple counterclaims against ICU Security, Inc. The named individual defendants and the Company deny any wrongdoing and intend to vigorously defend this action. Investigation into this matter has resulted in substantial defenses and the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations, although there is no assurance regarding the outcome of the case.

    On October 30, 2000, the Company initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges among other things, that in connection with the Company's acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum's ownership interest in certain stereoscopic 3D technology. The Company is seeking to rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.

    On November 29, 2000, the former Chief Executive Officer filed a countersuit against the Company claiming approximately $900,000 in damages plus punitive damages.

(17)  INVESTMENT IN RELATED PARTY:

    During January 1996, Pillar West Entertainment, Inc. (PWE) entered into a Production and Licensing agreement with Randall Overton Productions, Inc. (Randall Overton) in which the majority sole common stockholder of PWE is also a major stockholder of Randall Overton. Pursuant to this agreement, 60% of gross proceeds raised from the issuance and sale of PWE convertible preferred stock was contributed to Randall Overton for the production, marketing, sale, and distribution of certain products and programs. As of December 31, 1999 losses from this investment in related party was $1,512,770.

(18)  SUBSEQUENT EVENTS:

    Effective January 1, 2001, the Company instituted a 401(k) Plan as a company benefit to the employees. There is no matching or contributions of any kind to the Plan by the Company.

    On February 14, 2001, the Company entered into an investment banking agreement. The agreement has a term of one year. For services rendered the Company will issue 10,000 shares of the Company's restricted common stock each month the agreement is in force plus a 5% advisory fee of the gross proceeds of any funding or underwriting.

    On March 12, 2001, the Company entered into a stock promotion agreement with an investor relations firm with a one-month term. For these services the Company will issue 60,000 shares of the Company's restricted common stock and pay a fee of $5,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Name	Age	Position
Robert J. Holtz	30	Director, Chairman of the Board, Chief Executive Officer and President
William Burnsed	54	Director
Bernie Butler-Smith	46	Director and Vice President of Advanced Imaging
Doug Glen	53	Director
Allen Crawford	47	Vice President of Strategic Development
Obie Scott Wade	36	Vice President and Managing Director of Zeros & Ones Entertainment
Tim Rummel	28	Vice President and Managing Director of Zeros & Ones Studios
Brian Burke	43	Corporate Controller and Acting CFO

Robert J. Holtz—Chairman, CEO & President

    Mr. Holtz is an internationally recognized leader in the development of new technologies. He has extensive management experience in both Television and the Internet. Prior to founding Zeros & Ones, a Delaware corporation, in 1994, Mr. Holtz served as Director of Special Projects at the renowned Hollywood post-production facility, Action Video. During that time, he developed many of the key techniques and technologies used by the entertainment industry to digitize and share video clips in collaborative projects. Mr. Holtz was a member of Microsoft's Win32™ Advisory Group and has established strategic relationships with Microsoft Corporation, Netscape Communications, Sun Microsystems, Acquity Systems, CyberCash, Wild Tangent, and others. In 1996, Holtz expanded by establishing Zeros & Ones, a Delaware corporation, as one of the only technology companies with an in-house content development group called Studio Subzero, employing talented artists, programmers, designers, and audio professionals. Under his management, the group created award-winning websites and invented a number of proprietary technologies for Internet and e-commerce applications. In 1999, Holtz orchestrated a multi-company acquisition plan to accelerate the growth of the Company and enable the unified Company to establish itself as a leading force in transmedia content and technology development. As Chairman, CEO & President of Zeros & Ones, Mr. Holtz is ideally suited to lead the Company well into the future of broadband and convergent platforms.

William Burnsed—Director

    Mr. Burnsed is the leading designer of some of the most innovative and successful post-production facilities in the world, with a strong reputation for completing projects on time and on budget. He is responsible for the design, engineering, and installation of over twenty major television facilities, among which are Hollywood Digital, 525 Post Production, The Financial News Network, Lorimar Studios, RCA Videodisc Television Center, Twentieth Century Fox, KSHO, and ProVideo. As the founder and president of Hollywood Digital, Mr. Burnsed was also directly responsible for overall corporate management and business development. Construction of this facility was completed in six months, and he directed the company to over ten million dollars in sales in its first full year of operation. Mr. Burnsed's other credits in the television industry include Director of Engineering at Editel Los

Angeles, Engineering Supervisor for TAV/Merv Griffin Productions, General Manager of Shelter Vision Mobile Video, and Director of Studio Operations for Transworld Communications.

Bernie Butler-Smith—VP, Advanced Imaging

    Mr. Butler-Smith is an international leader in the design of real-time image-processing hardware and software, with an extensive knowledge in several disciplines of mathematics and high performance digital pipelining structures. He has collaborated with engineers from various professions, such as silicon layout designers from Kawasaki LSI (Japan), optical tooling designs from Eastek (China), and various U.S. hardware and software engineers. As VP Engineering at Digi-Spec Corporation for 11 years, he designed 35 image-processing products, such as pixel-level video motion detectors, time-lapse recorders, and digital switching and routing equipment. In an independent study commissioned by the U.S. Department of Energy, Mr. Butler-Smith's motion detector products were ranked #1. His designs are presently being used by Microsoft, Pfizer Pharmaceuticals, the U.S. Department of Defense, Boeing, The Hoosier Dome, the EPA, EMC Automation, and the FAA. As Director of Advanced Imaging, Mr. Butler-Smith has been developing a high quality compression algorithm called DPC (Dynamic Polygonal Compression), which will be a vital tool in distributing media-rich content in the convergent future.

Mr. Doug Glen—Director

    Mr. Glen is on the Company's Board of Directors. Mr. Glen is President and Chief Executive Officer of Burst.com, an innovator of video and audio delivery software for IP networks which trades on NASDAQ, as well as a partner of Global Rights Fund II, a private equity fund that invests in brand-driven ventures, with emphasis on broadband entertainment. Prior to that, Mr. Glen was the Chief Strategy Officer of Mattel where he was responsible for the toy company's technology initiatives. He started Mattel Media, which pioneered entertainment software for girls, and IntelPlay, a high-tech toy venture with Intel Corporation. Previously, he was Group Vice President, business development and strategic planning, at Sega of America, where he directed the launch of Sega's multimedia game line. Earlier he was General Manager of Lucasfilm Games and spent 15 years in the advertising industry. He earned an undergraduate degree from MIT and received a Masters Degree in Business Administration and Ph.D. from Somerset University.

Allen Crawford Vice President, Strategic Development

    Mr. Crawford is focused on strategic acquisitions, entertainment and technology production deals, as well as heading up corporate affairs and public market initiatives. Mr. Crawford brings a rich history of high-level intellectual property, technology, and entertainment industry accomplishments. Known as an entertainment industry maven, he is responsible for negotiating some of the largest studio contracts in Hollywood history, including well over $100 million in digital effects and content deals yielding total worldwide box office figures in excess of $3 billion. Crawford's achievements include negotiating studio deals for such high-profile feature films as "The Fifth Element", "Apollo 13", "Dante's Peak" and James Cameron's blockbuster, "Titanic." Mr. Crawford's deal-making credits also include the most successful 3D entertainment attraction ever, "TERMINATOR 2: 3D"—a project for the Universal Studios theme parks. Crawford was also Executive Vice President of Production Development and Corporate Affairs at Station X Studios, a digital studio that he co-founded in 1997 to specialize in extreme photo-real computer-generated imagery and animation. Before Station X, Mr. Crawford was Director of Business Affairs at Digital Domain, the visual effects facility founded by James Cameron, Stan Winston and Scott Ross with investment from IBM and Cox Communications. Prior to his involvement with the entertainment industry, Crawford was an executive in the personal computer industry, where he specialized in M&A transactions along with the licensing of both hardware- and software-based intellectual properties.

Obie Scott Wade Vice President, Managing Director Zeros & Ones Entertainment

    Mr. Wade directs the branded content group of the Company which is currently developing and producing a slate of original animated and live-action programming. Prior to joining Zeros & Ones, Mr. Wade served as the head of Creative Development at PBS station WQED where he was responsible for the development of children's programming. Mr. Wade is the recipient of a Cable Ace Award for his work on the educational television series, "The 526 Show." In addition to his television work at WQED, Wade also helped to spearhead the station's entry into the realm of content-based themed entertainment and interactive media. His credits in this area include: "The Turbo Teacher" ride-film series for Iwerks Entertainment, location-based cinema for the National Park Service, and interactive attractions for Legoland USA. In 1997, Wade worked with Jim Henson Productions to create "Web Warriors," the first interactive children's game show to be played on TV and in cyberspace—simultaneously. Mr. Wade also directed the online game for the hit kids' TV series, "Dragon Ball Z", as well as the development of animated features for Nickelodeon.

Tim Rummel—Vice President, Managing Director of Zeros & Ones Studios

    Mr. Rummel is responsible for all production for the Internet, Television and other media venues. Rummel is the Executive Producer for the animated series "Julius and Friends" and was previously involved in game development projects at Zeros & Ones. Prior to Zeros & Ones, Tim worked for Sony Online Entertainment where he produced ESPN's Sports JEOPARDY Online and the hi-tech, sci-fi trivia game, JEOPARDY!2000 Online. Rummel has also worked at 7th Level Inc. as the Line Producer on the CD-Rom game, Monty Python's "The Meaning of Life" and as an Animation Scene Planner on several CD-Rom projects.

Brian Burke, Corporate Controller & Acting CFO

    Before joining Zeros & Ones, Mr. Burke served as Director, Finance and Accounting at KPMG, a Big Five accounting and consulting firm. At KPMG, Mr. Burke's responsibilities included transition management, implementation, and staff training on new internal KPMG information systems nationwide. Previously, he served as Area Controller for KPMG's Western Area, the largest geographic area in the United States and second largest in revenue. Prior to that, he was a management consultant providing interim accounting/finance management services to major savings & loans and mortgage bankers. Previously, he served as Controller of Universal Studios Tour. Before that Burke served as Assistant Controller of Litton Data Command Systems after leaving Coopers & Lybrand. He is a Certified Public Accountant with a B.A. in Business Economics from University of California Santa Barbara and a Masters Degree in Business Administration from California Lutheran University.

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

    Insofar as an indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted for directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission each indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

EXECUTIVE OFFICER COMPENSATION

    The following table sets forth cash compensation paid for services rendered to the Company by the Company's executive officers during its last fiscal year ended December 31, 2000.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp ($)	Restr Stock Awards ($)	Securities Underlying Options /SARS	LTIP Payouts ($)	All Other Comp ($)
Robert Holtz Chairman of the Board, Chief Executive Officer, President	2000	222,282	—	—	—	—	—	250,000	(2)
Steve Schklair Chief Executive Officer	2000	158,740	—	—	—	—	—	—
Allen Crawford VP, Strategic Development	2000	136,500	—	—	—	—	—	49,964
Obie Scott Wade VP, Managing Director of Zeros & Ones Entertainment	2000	110,307	—	—	—	—	—	—

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

(2)
In connection with the Company's business combination with its wholly owned subsidiaries in July 1999, Mr. Holtz was issued 900,000 shares of the Company's common stock, 50,000 of which he conveyed, on behalf of the Company, to Charles Overton in January 2000. Mr. Holtz was reimbursed $250,000 for this conveyance.

(3)
In years prior to 2000 compensation to the Company's executive officers was less than $100,000 for each individual and therefore is not shown.

EMPLOYMENT AGREEMENTS

    The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the names and addresses of the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% of more of the issued and outstanding common stock of the Company.

Title of Class	Name & Address of Shareholder	Number of Shares Beneficially Owned(5)	Percentage of Outstanding Shares Beneficially Owned
Common Stock	Robert Holtz(1)	2,550,000	10.7%
Common Stock	Steve Schklair(2)	2,314,000	9.7%
Common Stock	William Burnsed(3)	1,500,000	6.3%
Common Stock	Bernie Butler-Smith(4)	900,000	3.8%

(1)
Mr. Holtz is the Chairman of the Board, Chief Executive Officer and President of the Company.

(2)
Steve Schklair is the former Chief Executive Officer, Chief Financial Officer and director of the Company.

(3)
Mr. Burnsed is a director of the Company.

(4)
Mr. Butler-Smith is a Vice President and director of the Company.

(5)
Does not include stock options owned by these individuals. See "Item 7. Financial Statements, Footnote 13."

    To the Company's knowledge, Steve Schklair, former CEO and director of the Company, did not file a Form 4 related to the sale of securities made in the months from October through December 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In July 2000 the Company entered into a six month consulting agreement with William Burnsed, a director of the company, to provide business development services and conduct market studies in connection with the formulation of a the Advanced Media Production Center (AMPC) project. The total value of this transaction amounted to $78,000. In December 2000 the company entered into a second six month agreement with William Burnsed for the same type of services. This agreement amounts to an additional $78,000.

    The Company received $292,300 of accounts receivable from a stockholder as part of assets purchased in exchange for the Company's stock and, accordingly, these accounts receivable from the stockholder were classified as a contra account to stockholders' equity. As of March 31, 2000, services performed by the stockholder in the amount of $202,500 were used to offset a portion of the balance of the accounts receivable from the stockholder. As of June 30, 2000, the Company determined that the $89,800 balance of the accounts receivable from the stockholder was uncollectible and, therefore, wrote off the balance.

    In January 2000, Mr. Robert Holtz, Chairman and CEO, conveyed 50,000 shares of his stock on behalf of the Company, to Charles Overton. The Company reimbursed Mr. Holtz $250,000 for this conveyance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.3	Bylaws
4.1	Specimen Certificate for Common Stock
4.2	Specimen Warrant Certificate
4.3	Non-Qualified Employee Stock Option Plan
10.1	Plan of Reorganization and Asset Purchase Agreement with Zeros & Ones, Inc. (2)
10.2	Plan of Reorganization and Asset Purchase Agreement with Quantum Arts, Inc. (2)
10.3	Plan of Reorganization and Asset Purchase Agreement with KidVision, Inc. (2)
10.4	Plan of Reorganization and Asset Purchase Agreement with Wood Ranch Technology Group, Inc. (2)
10.5	Plan of Reorganization and Asset Purchase Agreement with Polygonal Research Corporation (2)
10.6	Plan of Reorganization and Asset Purchase Agreement with EKO Corporation (2)
10.7	Plan of Reorganization and Asset Purchase Agreement with Pillar West Entertainment, Inc. (2)
10.8	Amendment to Plans of Reorganization and Exchange and Asset Purchase Agreements dated March 30, 2000 (1)
10.9	Amendment to Plans of Reorganization and Exchange and Asset Purchase Agreements dated March 30, 2000 (1)
10.10	Deal Memorandum with Paul Frank Industries, Inc. dated February 1, 2000 (3)
10.11	Website Agreement with National Legal Services dated December 20, 1999 (3)
10.12	Financial Advisory Agreement with IC Enterprises, LLC dated July 23, 1999
10.13	Content Distribution Agreement with Mondo Media dated May 2000 (3)
10.14	Web Browser Consulting Agreement with Thinkbox Media, Inc. dated June 26, 2000 (3)
10.15	Consulting Agreement with IC Capital, LLC dated July 23, 2000
10.16	Advisory Agreement with GTH Capital, Inc. dated July 24, 2000
10.17	Letter of suspension for services from GTH Capital, Inc. dated October 19, 2000
10.18	Consulting Agreement with William Burnsed dated July 31, 2000
10.19	Investment Banking and Market Making Agreement with iBank Group, Inc. dated October 9, 2000
10.20	Consulting Agreement with William Burnsed dated December 31, 2000
10.21	Engagement letter for advertising and marketing services with J. Douglas Group, Inc. dated March 8, 2001
21.1	List of Subsidiaries (1)
27.1	Financial Data Schedule
99.1	Valuation and Qualifying Accounts

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

(b)
The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended December 31, 2000.

    Report on Form 8-K dated October 30, 2000, relating to the initiation of litigation against former CEO.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001	ZEROS & ONES, INC.
	By:	/s/ ROBERT J. HOLTZ Robert J. Holtz, Chairman of the Board, Chief Executive Officer, and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. HOLTZ Robert J. Holtz	Chairman of the Board, Chief Executive Officer, and President	March 30, 2001
/s/ BERNIE BUTLER-SMITH Bernie Butler-Smith	Director	March 30, 2001
/s/ WILLIAM BURNSED William Burnsed	Director	March 30, 2001
/s/ DOUG GLEN Doug Glen	Director	March 30, 2001
/s/ BRIAN BURKE Brian Burke	Corporate Controller and Acting CFO	March 30, 2001

Index to Exhibits

EXHIBIT NO.	EXHIBIT
3.3	Bylaws
4.1	Specimen Certificate for Common Stock
4.2	Specimen Warrant Certificate
4.3	Non-Qualified Employee Stock Option Plan
10.12	Financial Advisory Agreement with IC Enterprises, LLC dated July 23, 1999
10.15	Consulting Agreement with IC Capital, LLC dated July 23, 2000
10.16	Advisory Agreement with GTH Capital, Inc. dated July 24, 2000
10.17	Letter of suspension for services from GTH Capital, Inc. dated October 19, 2000
10.18	Consulting Agreement with William Burnsed dated July 31, 2000
10.19	Investment Banking and Market Making Agreement with iBank Group, Inc. dated October 9, 2000
10.20	Consulting Agreement with William Burnsed dated December 31, 2000
10.21	Engagement letter for advertising and marketing services with J. Douglas Group, Inc. dated March 8, 2001
99.1	Valuation and Qualifying Accounts

QuickLinks

FORM 10-KSB
Table of Contents
PART I
  ITEM 1. BUSINESS
  GENERAL
  RECENT DEVELOPMENTS
  PARENT COMPANY STRATEGIC RELATIONSHIPS
  COMPETITION—INTERNET
  COMPETITION—PROGRAMMING PRODUCTION SERVICES
  GOVERNMENT REGULATION—INTERNET
  GOVERNMENT REGULATION—ENTERTAINMENT PROGRAMMING
  EMPLOYEES
  SEASONALITY
  TRADEMARKS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  CAUTIONARY STATEMENTS
  CURRENT OVERVIEW
  PARENT COMPANY STRATEGIC RELATIONSHIPS
  LOOKING FORWARD
  RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999.
  LIQUIDITY AND CAPITAL RESOURCES
  RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998.
  LIQUIDITY AND CAPITAL RESOURCES
ITEM 7. FINANCIAL STATEMENTS ZEROS & ONES, INC. & SUBSDIARIES (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
ZEROS & ONES, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
ZEROS & ONES, INC. & SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEAR ENDED DECEMBER 31, 2000
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  EXECUTIVE OFFICER COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Index to Exhibits