Form 10QSB
period 2001-03-31
ZEROS & ONES INC
filed 2001-05-15
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED MARCH 31, 2001

ZEROS & ONES, INC.
(Exact Name of Registrant as specified in its Charter)

COMMERCIAL LABOR MANAGEMENT, INC.
(Former Name: Change Effective July 1, 1999)

Nevada	88-0241079
(State or other Jurisdiction of	I.R.S.Employer
Incorporation or Organization	Identification No.)

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

Yes	No

☒	☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock

Common Stock, $.001 par value	23,728,600

Title of Class	Number of Shares Outstanding
at March 31, 2001

Part 1 – Financial Information

Item 1 Financial Statements (unaudited)
The following financial statements are furnished:
Condensed Consolidated Balance Sheet as of March 31, 2001 (unaudited)

Condensed Consolidated Statement of Operations for the three months and three months ended March 31, 2001 and 2000 (unaudited)

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000.(unaudited)

Condensed Consolidated Statement of Stockholders’ Equity as of March 31, 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2001

Current assets:
Cash	$1,135,355
Trade accounts receivable-net of allowance for doubtful accounts	108,553
Employee advances-related party	43,950
Prepaid expenses and other receivables	72,346

Total current assets	1,360,204

Property and equipment, net of
accumulated depreciation and amortization	683,626

Intangible assets, net of
accumulated amortization	153,879

Other assets:
Other assets	130,647
$2,328,356

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$212,260
Accrued payroll and vacation	134,943
Deferred rent	162,038
Deferred stock option compensation	21,156
Unearned revenue	10,000
Current portion of obligations under capitalized leases	68,087
Total current liabilities	608,484

Long-term liabilities:
Obligations under capitalized leases, less current maturities	36,978

Total liabilities	645,462

Stockholders' equity:
Preferred stock, $.001 par value 2,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, $.001 par value 100,000,000 shares authorized 23,728,600 shares issued and outstanding	23,728
Paid-in capital	17,175,914
Accumulated deficit during development stage	(15,516,748)
Total stockholders' equity	1,682,894
$2,328,356

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
			From
	Three months	Three months	inception to
	ended	ended	March 31, 2001
	March 31, 2001	March 31, 2000	(See note 2)
	(unaudited)	(unaudited)

Revenues	$162,053	$280,805	$1,790,278

Cost of sales	146,621	95,578	1,235,781

Gross profit	15,432	185,227	554,497

Loss on investment in related party	-	-	5,143,351
Bad debt from related party	-	-	573,469
Bad Debts Expense	-	-	234,639
Write-off of capitalized software costs	-	-	322,993
Research and development expense	25,199	-	25,199
General and administrative	1,158,324	618,215	9,831,450

Total expenses	1,183,523	618,215	16,131,101

Other income	29,926	-	301,252

Net (loss)	$(1,138,165)	$(432,988)	$(15,275,352)

Loss per share, basic and diluted	$(0.05)	$(0.02)

Average shares outstanding, basic and diluted	23,697,432	19,740,838

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
	Three months	Three months	From inception
	ended	ended	to
	Mar. 31, 2001	Mar. 31, 2000	Mar. 31, 2001
Cash flows provided by (used for) operating activities:

Net (loss)	$(1,138,165)	$(432,988)	$(15,275,352)

Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization expense	63,962	46,234	437,687
Stock issued for services	14,126	-	415,255
Bad debt-trade accounts receivable	-	-	628,508
Bad debt from stockholder	-	-	179,600
Write off of software development costs	-	-	322,993
Loss on investment in related party	-	-	5,143,351
Write off of investment	-	-	50,000
Loss on retirement of property and equipment	6,861	-	6,861

Changes in assets and liabilities:
(Increase) decrease in assets:
Trade accounts receivable	(8,554)	25,000	(343,193)
Accounts receivable – stockholders	-	202,500	202,500
Due to and from related party	-	-	(339,869)
Employee advances-related party	550	-	(43,950)
Prepaid expenses	13,041	-	(93,946)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	46,404	581,154	180,619
Accrued officer salary	-	(107,500)	-
Accrued payroll and vacation	58,888	-	134,943
Deferred rent	49,346	-	162,038
Deferred stock option compensation	-	-	21,156
Unearned revenue	(30,000)	-	10,000

Total adjustments	214,624	747,388	7,074,553

Net cash provided by (used for) operating activities	(923,541)	314,400	(8,200,799)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment	(810)	-	(731,334)
Proceeds from disposal of property and equipment	4,675	-	4,675
Acquisition of goodwill	-	-	(120,000)
Acquisition of intellectual property	(5,000)	-	(20,000)
Investment in related party	-	-	(5,143,351)
Increase in software development costs	-	(98,000)	(322,993)
Other assets	5,542	208,000	(132,021)

Net cash provided by (used for) investing activities	4,407	110,000	(6,465,024)

Cash flows provided by (used for) financing activities:
Proceeds from line of credit	-	-	10,919
Proceeds on notes payable - stockholders	-	-	330,000
Proceeds from issuance of warrants and private placements	-	6,975,873	7,486,368
Proceeds from issuance of common stock	-	-	259,078
Payments on obligations under capitalized leases	(17,206)	(4,771)	(92,864)
Payment on notes payable - stockholders	-	(270,725)	(330,000)
Payment on notes payable - goodwill	-	(87,500)	(87,500)
Payment on line of credit	-	(10,919)	(10,919)
Issuance of preferred stock	-	-	8,573,084
Dividends distributed	-	-	(232,988)
Draws by proprietor	-	-	(104,000)

Net cash provided by financing activites	(17,206)	6,601,958	15,801,178

Net increase (decrease) in cash	(936,340)	7,026,358	1,135,355
Cash, beginning of year	2,071,695	80,848	-
Cash, end of period	$1,135,355	$7,107,206	$1,135,355

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOW, CONTINUED
(Unaudited)
	Three months	Three months	From inception
	ended	ended	to
Supplemental disclosure of cash flow information:	Mar. 31, 2001	Mar. 31, 2000	Mar. 31, 2001
Interest paid	$3,419	$7,344	$32,235
Income taxes paid	$-	$-	$11,309

Supplemental schedule of non-cash investing and financing activities:
Acquisition of fixed assets under capitalized leases	$-	$6,065	$298,030
Stock issued for services	$14,126	$-	$415,255
Stock issued for deferred offering cost	$-	$-	$258,000
Issuance of common stock for equipment	$-	$-	$161,839
Issuance of common stock for accounts receivable	$-	$-	$292,300
Issuance of common stock for accounts payable	$-	$-	$(5,459)
Notes payable issuance for goodwill	$-	$-	$87,500

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Par Value $.001	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit During Development Stage	Total

Balance at January 1, 2001	23,695,190	$23,695	-	$-	$17,161,821	$(14,378,583)	$2,806,933

Shares issued for services	33,410	33	-	-	14,093	-	14,126

Net loss for the three months ended March 31, 2001 (unaudited)						(1,138,165)	(1,138,165)

Balance at March 31, 2001 (unaudited)	23,728,600	$23,728	-	$-	$17,175,914	$(15,516,748)	$1,682,894

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

(1)       INTERIM FINANCIAL STATEMENTS

             The accompanying unaudited condensed consolidated financial statements of Zeros & Ones, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company’s results of operations and cash flows for the periods presented. The Company’s interim results are not necessarily indicative of the results to be expected for the entire year. The financial information contained herein should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB for the year ended December 31, 2000.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity:

             The Company creates proprietary technology and content-based intellectual property to advance the convergence of the Internet with television, wireless and high-speed networks.   In addition to fees generated from development of software, content, and other technology products, the Company may also, from time to time, receive royalty income from sales of certain software products developed for others.

             Going Concern:

             The Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2001 have been prepared on a going concern basis that contemplates the realization of assets and the settlement of both liabilities and commitments in the normal course of business.  The Company expects to incur substantial expenditures until it is able to fully develop its “convergence triad” business model.  The Company’s working capital plus limited revenue from its current operations do not presently provide sufficient funds for the Company’s ongoing operations.

             Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management’s plans include obtaining funding from strategic sources.  The Company will need to obtain an additional $2 million in operating capital to permit continuing operations through December 2001.  Although the Company has numerous initiatives intended to achieve that objective, market conditions are generally unfavorable at this time.  Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will nonetheless be able to operate until August 2001.  Further, there can be no assurance, assuming the Company successfully raises additional capital, that the Company will achieve profitability or positive cash flow.

Development Stage Enterprise:

             The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since inception of Zeros & Ones, Inc. have been considered as part of the Company’s development stage activities.

             The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the group. The date of inception of each entity within the group of companies comprising the parent and its wholly owned subsidiaries (collectively the “Group”). The date of inception of each entity within the Group varies with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 and three months ended March 31, 2001 and 2000 are unaudited.

Revenue Recognition:

             The Company generally recognizes sales under fixed-price-type contracts as deliveries are made or at the completion of contractual billing milestones that equate to the completion of a specific component of the contract.

Principles of Consolidation:

             The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Pillar West Entertainment, Inc. (PWE), Polygonal Research Corporation, KidVision, Inc. and Wood Ranch Technology Group, Inc. All significant intercompany transactions and balances have been eliminated.

             Net Loss Per Share:

             All per share data presented reflects the retroactive effect of the three-for-one stock split on February 25, 2000.

             For the three months ended March 31, 2001, the per share data is based on the weighted average number of common and common equivalent shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive.

             Comprehensive Income:

             Comprehensive loss consists of net loss from operations only.

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

(3)       ACCOUNTS RECEIVABLE FROM STOCKHOLDER

             In July 1999, the Company received $292,300 of accounts receivable from a stockholder as part of assets purchased in exchange for the Company’s stock and accordingly, these accounts receivable from the stockholder are classified as contra account to stockholders’ equity. As of March 31, 2000, services performed by the stockholder in the amount of $202,500 were used to offset a portion of the balance of the accounts receivable from the stockholder. As of June 30, 2000, the Company determined that the balance of the accounts receivable from the stockholder was uncollectible and, therefore, wrote off the balance.

(4)       WARRANTS OUTSTANDING

             As part of the Company’s private placement in fiscal year 2000, 5,407,296 warrants with an exercise price of $1.83 per share, exercisable until December 31, 2001 were issued in fiscal year 2000.  An additional 180,300 warrants exercisable until March 31, 2005 at a price of $1.83 per share, 33,860 warrants exercisable until March 31, 2001 at a price of $1.83 per share, and 22,915 warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this private placement.  As of March 31, 2001, 5,407,296 warrants with an exercise price of $1.83 per share and 180,300 warrants with an exercise price of $1.83 per share exercisable until March 31, 2005 are outstanding.  33,860 warrants with an exercise price of $1.83 per share and 22,915 warrants exercisable at $5.00 per share expired on March 31, 2001; these warrants were not exercised and are no longer outstanding.

(5)       STOCK COMPENSATION PLAN

             In July 2000, the Company’s Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the “Plan”). The Company’s 2000 nonqualified stock option plan permits the grant of stock options to any employee or director of the Company.  Under the terms of the plan, 4,500,000 shares are authorized for issuance upon exercise of options.  Under the fixed nonqualified plan, options have been granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the grant date.  Vesting is over a four-year period commencing with the employees’ hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four year vesting.

             The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan.  Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant.  Expense is recognized on variable stock options at the end of each fiscal year based on the difference between market price at that time and the option exercise price.

(6)       EMPLOYEE RETIREMENT PLAN

             Effective January 1, 2001, the Company instituted a 401(k) Plan as a company benefit to the employees.  There is no matching or contributions of any kind to the Plan by the Company.

(7)       LITIGATION

Legal Proceedings:

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

             On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges among other things, that in connection with Zeros & Ones’ acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum’s ownership interest in certain stereoscopic 3D technology. The Company is seeking to rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.

             On November 29, 2000, the former Chief Executive Officer filed a countersuit against the Company claiming approximately $900,000 in damages plus punitive damages.

(8)       SIGNIFICANT AGREEMENTS

             In October 2000, the company entered into an agreement with investment firm iBanc Group, Inc. (“iBanc”) to assist the Company with raising additional capital and to provide investment banking services to the Company.  This agreement was terminated after five months.  The Company is obligated to issue 33,330 restricted shares of the Company’s common stock and 500,000 warrants with an exercise price of $1.50 that expire in April 2001.  $9,164 was recorded in December 2000 and $4,958 was recorded in the first quarter of fiscal year 2001 for the fair value of restricted shares to be issued.

             In February 2001, the Company entered into an investment banking agreement.  The agreement has a term of one year.  For services rendered, the Company will issue 10,000 shares of the Company’s restricted common stock each month the agreement is in force plus a 5% advisory fee of the gross proceeds of any funding or underwriting.  The expense associated with the shares to be issued for February and March 2001 of $9,843 was recognized in the first quarter of fiscal year 2001.

             In March 2001, the Company entered into a stock promotion agreement with an investor relations firm with a one-month term.  For these services the Company will issue 60,000 shares of the Company’s restricted common stock and pay a fee of $5,000.  The expense associated with these shares amounted to  $24,935, and was recorded in the first quarter of fiscal year 2001.

Lease Commitments:

             In July 2000, the Company entered into an operating lease for its operating facility for $20,000 per month subject to yearly increases.  The lease will expire June 2005, with an option to renew the lease for an additional five-year period.  The Company is responsible for all operating expenses of the building, which includes property taxes and insurance.  Under this lease, the Company is provided free rent for the first eight and one-half months.  Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense amounted to $56,346 for the three months ended March 31, 2001.

Year Ending December 31,
2001	$184,800
2002	254,592
2003	264,776
2004	275,367
2005	140,383
Total	$1,119,918

(9)       OBLIGATIONS UNDER CAPITALIZED LEASES

             The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets.  The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of March 31, 2001:

Year ended December 31,
2001	$57,296
2002	46,987
2003	10,074
Total minimum lease payments	114,357
Less amounts representing interest	9,292
Present value of minimum lease payments	105,065
Less current maturities	68,087
Long term portion of minimum lease payments	$36,978

(10)     RECLASSIFICATION

             The March 31, 2000 financial information has been reclassified to conform to the current year classification.

(11)     RELATED PARTIES TRANSACTIONS

             In December 2000, the company entered into a six-month consulting agreement with William Burnsed, a director of the company, to provide business development services and conduct market studies in connection with the formulation of the Advanced Media Production Center (AMPC) project. The total value of this transaction amounted to $78,000.  This agreement was mutually terminated after four months in April 2001, thereby bringing the total expenditure on this agreement to $52,000.

             In December 2000, the Company entered into an assignment agreement with Bernie Butler-Smith, Director and Vice President of Advanced Imaging, granting the Company 100% ownership in approximately 70 new inventions. The Company agreed to pay a total of $20,000 with $15,000 paid in 2000 and $5,000 paid in January of 2001.

             On January 5, 2001, the Company entered into an agreement with Shadoe Stevens, Inc. to create audio/video presentation material, provide global markets consultation, and provide promotional development services to the Company for a total of $30,000, payable over a three-month period.  Mr. Shadoe Stevens is also the Chairman and President of Rhythm Radio Group LLC, a company that has previously received a private investment by Holtz Holdings Corporation (an entity founded in 1999 whose sole shareholder is also the Company’s Chairman & CEO).

(12)     SUBSEQUENT EVENTS

             In April 2001, the Company entered into an investor relations agreement with a company that profiles public companies on its website to provide services for a term of three months.  For these services, the Company issued 50,000 shares of the Company’s restricted common stock.  The expense associated with these shares will be recorded in the second quarter of 2001.

             Subsequent to March 31, 2001, Obie Scott Wade has amicably stepped down from his position as VP, Managing Director of Zeros & Ones Entertainment in consideration of the Company’s immediate financial objectives and associated resources.  The Company remains in full possession of the intellectual property it has developed to date.  This change appears to have no impact whatsoever on plans for the launch of “Paul Frank’s Julius & Friends” set for later this year.  Additionally, both Mr. Wade and the Company anticipate and intend to direct efforts to future collaboration on joint-projects.  His last official date as a staff employee of the Company will be May 18, 2001.

             In the event that the Company enters into agreements to produce another wave of new content related to rights from Paul Frank Industries that are beyond the library of material already produced by the Company, Mr. Wade has expressed considerable interest in rejoining as a member of the executive staff.  The Company believes that this change will positively contribute to its short-term capital expenditure reduction efforts without sacrificing the Company’s overall strategy in the areas of original and branded content.

             Zeros & Ones Entertainment will continue to promote deal flow on its existing intellectual properties and continue to develop original and branded content in accordance with the market demand.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Zeros & Ones, Inc.'s ("ZROS" or the "Company", or “Division”) financial condition, results of operations and business. These statements include, among others:

-           statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as the possibility of increased revenues, decreased expenses and avoided expenses and expenditures; and

-           statements of ZROS's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," “opines,” or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS's actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

(a)     volatility and/or decline of ZROS's stock price;

(b)     potential fluctuation in quarterly results;

(c)     changes in demand for ZROS's products and services;

(d)     rapid and significant changes in technology and markets;

(e)     litigation with and/or legal claims/allegations by outside parties;

(f)      inability to obtain sufficient additional capital to continue business;

(g)     insufficient revenues to cover operating costs.

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

CURRENT OVERVIEW

Convergence is happening.  According to The Strategis Group, growing consumer demand for interactive services such as video-on-demand and T-commerce is predicted to fuel the U.S. interactive television market (ITV) over the next 5 years, with over 41.1 million ITV consumers estimated by 2005.  MindBranch Inc. and Multimedia Research Group Inc. (MRG) predict that by 2004, combined sales of set-top boxes and related digital services such as electronic program guides, video-on-demand, interactive TV and enhanced TV will reach $54 billion.

Technology and infrastructure providers are preparing to respond to this explosion, and, as a result, ITV-related revenues are estimated to soar from $920 million in 2000 to $7.3 billion in 2003 and reaching $20.7 billion in 2005 according to a study entitled “Prospects for ITV” prepared by The Meyers Group.  The study projects that the main sources for revenue in this market are going to be video-on-demand (VOD), T-commerce, advertising and monthly subscription fees. The VOD market alone is expected to grow from its current annual size of $30 million to $2.6 Billion in 2005.  The Personal Video Recorder (PVR) market (such as TiVO and Microsoft Ultimate TV) has already reached more than 70,000 U.S. households according to TechTrends.  The U.S. set-top box market is expected to grow from a count of 1 million in the year 2000 to over 19.9 million in 2003 as per The Strategis Group. A joint-study, conducted by MindBranch, Inc. and Multimedia Research Group, Inc., indicates that annual sales of set-top boxes will increase from approximately $4 billion worldwide in 2000 to $5.5 billion in 2001 and $11.5 billion in 2004.

The Company strongly believes that these studies, among many others, indicate a powerful expanding trend that validates the emergence and proliferation of convergence and broadband.  To that end, it is dedicating and concentrating its efforts chiefly on the areas that are anticipated to give the Company the most significant penetration opportunities based on the market acceptance of ITV.

According to Jupiter Research, the number of U.S. Households with broadband connection continues to grow by leaps and bounds despite problems in the dot-com sector.  From the start of 1999 to the end of 2000, the number of U.S. Households with broadband connections had more than tripled from 1.8 million to 4.8 million.  Estimates from industry sources predict that 2001 year-end tallies will be in the neighborhood of over 10 million.  A similar explosion of bandwidth is happening in non-U.S. consumer concentrations such as Europe and Asia.  The Company has been actively exploring opportunities to expand its global footprint.

As more people connect to the Internet via broadband, demand appears to be increasing for high-quality streaming media delivered promptly to Internet-enabled devices.  Furthermore, as streaming sources multiply so to are new devices and destinations for the home, automobile, and wireless that require convergent technology and content to fortify their value proposition to the marketplace.

The Company is engaged in taking serious steps to further optimize operations with the intent to hone in to capture these opportunities and so that it can subsist while the industry-at-large continues to consolidate from the aftermath of the dot-com boom.  These improvements include, but are not limited to, continued infrastructure cost reductions, creation of revenue-oriented lines of business, elimination of dormant or under performing lines of business, increased internal controls, streamlining of procedures for assessing specific performance, and use of a vastly optimized model for deal flow with clientele.

The Company continues to amass intellectual property, proprietary technology, original/branded content, media rights, and reusable source code.

ZEROS & ONES TECHNOLOGIES

The Company is directing more efforts than ever before around being an owner and innovator of new technology for ITV and convergent media.  Enacted by the Office of the Chairman in November of 2000, the “Acres of Diamonds” Patent Initiative is a directive from Management to concentrate its energies on building technologies and rolling them out using the following four-part model for dissemination:  1) Invent/Acquire, 2) Develop/Evolve, 3) Patent/Protect, 4) License/Deploy/Spin-Off.

The Company now owns more than 75 (seventy-five) inventions, which include, but are not limited to, Motion Video Compression, Image Compression, Visual Noise Reduction, Stereoscopic 3D, Wireless Data Error Correction, Video-to-Vector Conversion, T-commerce processing, and Image Recognition.  For the purpose of protecting the confidentiality of these inventions to maximize the potential patent rights of the Company, public statements concerning these proprietary technologies will be issued only after provisional patent applications have been filed with the United States Patent and Trademark Office (USPTO).

ZEROS & ONES STUDIOS

An aggressive business development campaign has begun for the Zeros & Ones Studios division of the Company.  The effort includes direct postal and e-mail mailings, creation of a commercial services demo tape, creation of a zostudios.com website, and telephonic and in-person solicitation to prospective clientele, intermediaries, and strategic partners.

The Company believes one of the most compelling features of Zeros & Ones Studios is its “transmedia” process, which allows designers to create vector-based animations that can be authored once but published at the highest possible native resolution for multiple platforms including web, television, print, HDTV, and film – again, all from a single digital source.

The Company has announced clients that have used these services, which include but are not limited to, Pearson Television, Electronic Arts, NLSI, and Zeros & Ones Entertainment (in cooperation with Mondo Media).  It is intended that Zeros & Ones Studios become a revenue center for the Company offering services such as “transmedia” animation, online game development, and T-commerce solutions.

ZEROS & ONES ENTERTAINMENT

Zeros & Ones Entertainment is concentrating its primary efforts on plans related to the upcoming launch of “Paul Frank’s Julius & Friends,” which include coordinated marketing/publicity initiatives with several independent parties that are involved with the property.

The Company has successfully completed all episodes promised to Mondo Media as per an existing agreement whereas Mondo Media will syndicate the Company’s content.  Mondo Media (www.mondomedia.com), which is privately held, is the Internet’s leading syndicate of entertainment content with distribution partners that include the most recognized names on the Internet:  Netscape Netcenter, Lycos, Shockwave.com, WarnerBros.com, and Excite@Home, NBCi, UGO, iCast, The Washington Post Online, Real Networks, and others.  Mondo Media presents its “Mondo Mini Shows” through its powerful distribution network to an audience of millions of fans and animation enthusiasts.

The Company continues to explore opportunities to replicate the success of the media rights transaction by pursuing additional noteworthy or up-and-coming brands, which the Company regards as presently undervalued.  Development of original and branded content continues along the lines of that business model.

COMPANY STRATEGIC RELATIONSHIPS

Microsoft Corporation

The Company is substantially expanding its support of Microsoft-based enabling solutions for ITV.  The Company has active development adopting the .NET around a new initiative entitled “Software as a Service.”

The Company recently entered into a mutual non-disclosure confidentiality agreement with Microsoft Corporation whereas Microsoft has disclosed and will continue to disclose confidential strategic plans and developmental tools to the Company for enhanced and interactive television.  As a result of this agreement, and associated consideration, the Company is now officially recognized by Microsoft as an authorized Microsoft TV Content Developer, in addition to its other distinctions.  The developments and details of the aforementioned with the Company are currently confidential in nature but generally relate to .NET, Microsoft TV, and UltimateTV.

The Company believes .NET represents a silent shift by Microsoft and other global software developers to distributed computing.   Over the last two years, broadband has been taking hold to the point where bandwidth is now a lot less limited than it has been in the past.  Combined with the Moore’s Law effect in which the processing power doubles every eighteen months and the prices are halved, developers now have the option to do really distributed computing for the first time.  Because bandwidth is less expensive than ever, processing can take place wherever it is most optimal and the building blocks of an application can remain distributed geographically – connected only through what is referred to as the “cloud,” which is essentially the Internet and everything in the world connected to it that pertains to a particular application or channel.

There are lots of examples of such distributed applications today. Napster, for example, is an application that uses a rich-media client talking to a directory service in the “cloud,” and uses all of the participating computers on the network as servers. Another example of a distributed application is instant messaging, in which a client that talks to a buddy list in the “cloud” and communicates with other rich applications - Instant Messenger and Windows – all in the worldwide network.

Since .NET is aimed at accelerating this next generation of distributed computing, the Company sees many opportunities for T-Commerce and ITV solutions that harness the power of .NET, including the repositioning of ZROS’ own Z-Transact engine, originally intended for e-commerce applications, as a .NET T-commerce software service.

According to Sanjay Parthasarathy (Vice President of Platform Strategy, Microsoft Corporation), “We believe there are three levers to pull to make this distributed computing generation happen as fast as it can. The first lever is that everything needs to be a Web service. This applies to both pieces of software and resources in the network like storage. The second lever that needs to be pulled is that once you have these Web services, you need to be able to aggregate and integrate these Web services in very simple and easy ways.  Finally, the third lever to accelerate distributed computing is to have a simple and compelling consumer or end-user experience [through powerful content].”

ICTV, Inc.

ICTV continues to be a key partner for the Company’s efforts to be a prominent participant in the ITV and convergence phenomenon.

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

Investors and strategic partners of ICTV include ACTV (Nasdaq:IATV), Adelphia (Nasdaq:ADLAC), Cox (NYSE:COX), Lauder Partners, Liberty Digital (Nasdaq:LDIG), Motorola (NYSE:MOT), OpenTV (Nasdaq:OPTV), Shaw Communications (NYSE:SJR and TSE:SJR.B), and Gemstar — TV Guide (Nasdaq:GMST).

The Company believes that ICTV’s positioning with network operators coupled with joint strategic initiatives advance the Company for greater market penetration.  Both companies are exploring ways to offer end-to-end solutions for its shared existing and prospective client base.

WildTangent, Inc.

The Company and WildTangent recently met to explore vehicles for expanding their existing strategic relationship and jointly-pursue new opportunities.  WildTangent creates enabling technology to build richer, more exciting Internet experiences by blending 3D graphics, sound, animation and interactivity using the WildTangent Web Driver™.   The Company has ahead-of-general-release access to advanced code from WildTangent such as their "virtual bandwidth" technology and “Updater” technology.

Founded by former Microsoft Evangelist and DirectX creator Alex St. John, and Cambridge mathematician Jeremy Kenyon, WildTangent serves as a valued partner for both the Company’s content-oriented and technology-oriented initiatives.

Macromedia Corporation

The Company recently sent representative staff to Macromedia’s offices in San Francisco, California to engage in a quarterly strategic meeting geared to advancing the aims of the Macromedia Flash Advertising Alliance (MFAA), which the Company was invited to join in December of 2000.  In addition to the quarterly meetings, MFAA members participate in testing and review of new technologies from Macromedia before they are released to the general public.

The Company believes this relationship will provide the necessary inroads in the new field of rich media advertising, which is geared to ITV, convergent media, and next-generation online venues.

LOOKING FORWARD

ZROS now owns more intellectual property and proprietary technology than ever before and aims to continue to amass additional value for shareholders.  The Company will endeavor to continue to establish new alliances and core competencies that enable it to maintain its pioneering role as a unified broadband technology and content provider for the ITV and convergent media markets.

The Company continues to work towards reducing the monthly burn rate and accelerate timelines for projects that can contribute to revenue generation.  Additional capital and continued cost reducing measures will be required in order to ensure that it remains a going concern in the future.  It is anticipated that the newly created revenue centers will assist in the effort to sustain operations so that it can meet that corporate goal and to help see to it that the Company’s offerings can intersect with meaningful opportunities that emerge.

The Company will need to obtain an additional $2 million in operating capital to permit continuing operations through December 2001.  Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will nonetheless be able to operate until August 2001.

In the “fallout” of the dot-com era, the Company strongly believes that the industry has never been better aligned with its key corporate mission.  Management opines that ZROS has positioned itself with targeted solutions aimed more than ever at where the industry is going: Convergence and ITV.

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD IN 2000.

Total revenue for the three-month period ending March 31, 2001 was $162,053 as compared to $280,805 for the three-month period ending March 31, 2000.  The decrease in revenue is due to the Company moving away from website development, combined with the ramping up of its Studios division.  General and administrative expenses increased to $1,158,324 during the three months ended March 31, 2001 as compared to $618,215 during the three months ended March 31, 2000.  The substantial increase in operating expenses in 2001 as compared to 2000 primarily reflects the costs of adding more computer programmers, animators and other staff.  Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to integrate the businesses of the subsidiaries, (2) continues to acquire new technology rights when the opportunities arise, (3) continues the development of the digital video compression software, and (4) continues to develop new properties for sale as web-based shows and television shows.  For the three months ended March 31, 2001, the Company's consolidated net loss was $1,138,165 as compared to a consolidated net loss of $432,988 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had combined net cash of $1,135,355 at March 31, 2001 as compared to net cash of $2,071,695 as of December 31, 2000. The Company had a net working capital surplus (i.e. the difference between current assets and current liabilities) of $751,720 at March 31, 2001 as compared to a working capital surplus of $1,817,617 at December 31, 2000.  Cash flow utilized for operating activities was $923,541 for the three months ended March 31, 2001 as compared to cash provided for operating activities of $314,400 during the three months ended March 31, 2000.  The increase of cash utilized in operating activities is due to an increase in staffing needs as products and projects were put into full development, as well as the added infrastructure necessary to support the additional staff, and a reduction in revenues as compared to the first three months of 2000.  Cash provided by investing activities was $4,407 during the three months ended March 31, 2001 as compared to cash provided by investing activities of $110,000 during the three months ended March 31, 2000. Cash utilized for financing activities was $17,206 during the three months ended March 31, 2001 as compared to cash provided by financing activities of $6,601,958 during the three months ended March 31, 2000. For the three months ended March 31, 2001, the Company's capital needs have primarily been met from the remaining proceeds of a private placement of common stock and warrants made by the Company in 2000, which raised gross proceeds of approximately $8,100,000.

The Company will need to obtain an additional $2 million in operating capital to permit continuing operations through December 2001.  Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will nonetheless be able to operate until August 2001.

The Company will have additional capital requirements during 2001 and 2002 as it develops the business model. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company currently continues to incur operating deficits which are expected to continue until its business model is fully developed.

PART II. OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

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

             On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges among other things, that in connection with Zeros & Ones’ acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum’s ownership interest in certain stereoscopic 3D technology. The Company is seeking to rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.

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
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001	By: /s/ Robert J. Holtz
Robert J. Holtz
Chairman of the Board,
Chief Executive Officer, and
President

By: /s/ Brian A. Burke
Brian A. Burke
Corporate Controller and
Acting CFO