Form 10QSB/A
period 2001-03-31
ZEROS & ONES INC
filed 2001-06-12
CIK 845807

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
MARCH 31, 2001
(Unaudited)

(11)      RELATED PARTIES TRANSACTIONS

             In December 2000, the company entered into a six-month consulting agreement with William Burnsed, a director of the company, to provide business development services and conduct market studies in connection with the formulation of the Advanced Media Production Center (AMPC) project. The total value of this transaction amounted to $78,000.  This agreement was mutually terminated after five months, thereby bringing the total expenditure on this agreement to $65,000.

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

Date: June 12, 2001	By: /s/ Robert J. Holtz
Robert J. Holtz
Chairman of the Board,
Chief Executive Officer, and
President

By: /s/ Brian A. Burke
Brian A. Burke
Corporate Controller and
Acting CFO