Form 10QSB
period 2001-06-30
ZEROS & ONES INC
filed 2001-08-20
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2001

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

Yes	No

☒	☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock

Common Stock, $.001 par value	23,901,858

Title of Class	Number of Shares Outstanding
at June 30, 2001

Part 1 – Financial Information

Item 1 Financial Statements (unaudited)

The following financial statements are furnished:

Condensed Consolidated Balance Sheet as of June 30, 2001 (unaudited)

Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2001 and 2000 (unaudited)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity as of June 30, 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2001

Current assets:
Cash	$272,301
Trade accounts receivable-net of allowance for doubtful accounts	82,753
Employee advances-related party	43,250
Prepaid expenses and other receivables	36,899

Total current assets	435,203

Property and equipment, net of accumulated depreciation and amortization	636,287

Intangible assets, net of accumulated amortization	142,504

Other assets:
Other assets	128,790

$1,342,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$223,241
Accrued payroll and vacation	25,064
Deferred rent	158,384
Deferred stock option compensation	44,364
Unearned revenue	30,000
Current portion of obligations under capitalized leases	67,505

Total current liabilities	548,558

Long-term liabilities:
Obligations under capitalized leases, less current maturities	21,333

Total liabilities	569,891

Stockholders' equity:
Preferred stock, $.001 par value 2,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, $.001 par value 100,000,000 shares authorized, 23,901,858 shares issued and outstanding	23,902
Paid-in capital	17,228,482
Accumulated deficit during development stage	(16,479,491)

Total stockholders' equity	772,893

$1,342,784

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					From inception to June 30, 2001 (See note 2)
	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(unaudited )	(unaudited )	(unaudited )	(unaudited )

Revenues	$139,200	$86,229	$301,253	$367,034	$1,929,478

Cost of sales	68,324	16,392	214,945	111,970	1,304,105

Gross profit	70,876	69,837	86,308	255,064	625,373

Loss on investment in related party	-	-	-	-	5,143,351
Bad debt from related party	-	89,800	-	89,800	573,469
Bad Debts Expense	-	-	-	-	234,639
Write-off of capitalized software costs	-	-	-	-	322,993
Research and development expense	29,903	-	55,101	-	55,102
General and administrative	1,012,159	1,209,195	2,170,485	1,827,410	10,843,609

Total expenses	1,042,062	1,298,995	2,225,586	1,917,210	17,173,163

Other income	8,443	193,135	38,370	193,135	309,695

Net (loss)	$(962,743)	$(1,036,023)	$(2,100,908)	$(1,469,011)	$(16,238,095)

Loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.07)

Average shares outstanding, basic and diluted	23,787,668	23,592,732	23,742,289	21,665,285

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Six months ended		From inception
	June 30,	June 30,	to
	2001	2000	June 30, 2001

Cash flows provided by (used for) operating activities:

Net (loss)	$(2,100,908)	$(1,469,011)	$(16,238,095)

Adjustments to reconcile net income (loss) to net cashprovided by (used for) operating activities:
Depreciation and amortization expense	127,114	69,817	500,839
Stock issued for services	66,868	119,000	467,997
Bad debt-trade accounts receivable	-	-	628,508
Bad debt from stockholder	-	89,800	179,600
Write off of software development costs	-	-	322,993
Loss on investment in related party	-	-	5,143,351
Write off of investment	-	-	50,000
Loss on retirement of property and equipment	6,861	-	6,861

Changes in assets and liabilities:
(Increase) decrease in assets:
Trade accounts receivable	17,247	(61,229)	(317,392)
Accounts receivable - stockholders	-	202,500	202,500
Due to and from related party	-	-	(339,869)
Employee advances-related party	1,250	-	(43,250)
Prepaid expenses	48,488	(181,194)	(58,499)
Gain from disposal of assets	779	-	779

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	57,384	82,192	191,599
Accrued officer salary	-	(107,500)	-
Accrued payroll and vacation	(50,991)	-	25,064
Deferred rent	45,692	-	158,384
Deferred stock option compensation	23,208	-	44,364
Unearned revenue	(10,000)	-	30,000

Total adjustments	333,900	213,386	7,193,829

Net cash provided by (used for) operating activities	(1,767,008)	(1,255,625)	(9,044,266)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment	(6,027)	(276,268)	(736,551)
Proceeds from disposal of property and equipment	4,675	-	4,675
Acquisition of goodwill	-	-	(120,000)
Acquisition of intellectual property	(5,000)	-	(5,000)
Investment in related party	-	-	(5,143,351)
Increase in software development costs	-	(322,993)	(322,993)
Other assets	7,399	(129,999)	(145,164)

Net cash provided by (used for) investing activities	1,047	(729,260)	(6,468,384)

Cash flows provided by (used for) financing activities:
Proceeds from line of credit	-	-	10,919
Proceeds on notes payable - stockholders	-	-	330,000
Proceeds from issuance of warrants and private placements	-	7,276,456	7,486,368
Proceeds from issuance of common stock	-	-	259,078
Payments on obligations under capitalized leases	(33,433)	(23,083)	(109,091)
Payment on notes payable - stockholders	-	(270,725)	(330,000)
Payment on notes payable - goodwill	-	(87,500)	(87,500)
Payment on line of credit	-	(10,919)	(10,919)
Issuance of preferred stock	-	-	8,573,084
Dividends distributed	-	-	(232,988)
Draws by proprietor	-	-	(104,000)

Net cash provided by financing activites	(33,433)	6,884,229	15,784,951

Net increase (decrease) in cash	(1,799,394)	4,899,344	272,301
Cash, beginning of period	2,071,695	80,849	-

Cash, end of period	$272,301	$4,980,193	$272,301

Supplemental disclosure of cash flow information:
Interest paid	$5,894	$10,468	$34,710

Income taxes paid	$5,600	$-	$16,909

Supplemental schedule of non-cash investingand financing activities:
Acquisition of fixed assets under capitalized leases	$-	$100,099	$298,030

Stock issued for services	$66,868	$119,000	$467,997

Stock issued for deferred offering cost	$-	$-	$258,000

Issuance of common stock for equipment	$-	$-	$161,839

Issuance of common stock for accounts receivable	$-	$-	$292,300

Issuance of common stock for accounts payable	$-	$-	$(5,459)

Notes payable issuance for goodwill	$-	$-	$87,500

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE SIX MONTHS ENDED JUNE 30, 2001
 (Unaudited)

	Common Stock		Preferred Stock

	Number of Shares	Par Value $.001	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit During Development Stage	Total

Balance at January 1, 2001	23,695,190	$23,695	-	$-	$17,161,821	$(14,378,583)	$2,806,933

Shares issued for services	33,410	33	-	-	14,093	-	14,126

Net loss for the three months ended March 31, 2001 (unaudited)						(1,138,165)	(1,138,165)

Balance at March 31, 2001 (unaudited)	23,728,600	$23,728	-	$-	$17,175,914	$(15,516,748)	$1,682,894

Shares issued for services	90,000	90			24,173		24,263

Shares issued for employee compensation	3,000	3			1,425		1,428

Exercise of warrants	80,258	81			24,570		24,651

Options granted for services					2,400		2,400

Net loss for the three months ended June 30, 2001 (unaudited)						(962,743)	(962,743)

Balance at June 30, 2001 (unaudited)	23,901,858	$23,902		$-	$17,228,482	$(16,479,491)	$772,893

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
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

             Going Concern:

             The Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2001 have been prepared on a going concern basis that contemplates the realization of assets and the settlement of both liabilities and commitments in the normal course of business.  The Company expects to incur substantial expenditures until it is able to fully develop its business model.  The Company’s working capital plus limited revenue from its current operations do not presently provide sufficient funds for the Company’s ongoing operations.

             Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management’s plans include obtaining funding from strategic sources.  The Company will need to obtain an additional $2 million in operating capital to permit continuing operations through December 2001.  Although the Company has numerous initiatives intended to achieve that objective, market conditions are generally unfavorable at this time.  Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will, in a scaled down form, be able to operate through August 2001.  Further, there can be no assurance, assuming the Company successfully raises additional capital, that the Company will achieve profitability or positive cash flow.              Development Stage Enterprise:

             The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since inception of Zeros & Ones, Inc. have been considered as part of the Company’s development stage activities.

             The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the group. The date of inception of each entity within the group of companies comprising the parent and its wholly owned subsidiaries (collectively the “Group”). The date of inception of each entity within the Group varies with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 and six months ended June 30, 2001 and 2000 are unaudited.

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

             For the six months ended June 30, 2001, the per share data is based on the weighted average number of common and common equivalent shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive.

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

(4)        WARRANTS AND OPTIONS OUTSTANDING

             As part of the Company’s private placement in fiscal year 2000, 5,558,423 warrants with an exercise price of $1.83 per share, exercisable until December 31, 2002 were issued in fiscal year 2000.  An additional 180,300 warrants exercisable until March 31, 2005 at a price of $1.83 per share, and 77,220 warrants exercisable until December 31, 2002 at a price of $1.83 per share were issued for services rendered in connection with this private placement, As of June 30, 2001, 5,635,643 warrants with an exercise price of $1.83 per share exercisable until December 31, 2002,180,300 warrants with an exercise price of $1.83 per share exercisable until March 31, 2005, and 740,658 warrants exercisable until December 31, 2002 at a price of $1 per share are outstanding.

             As part of an agreement for investor relations services: 500,000 options were issued, 250,000 of these options have an exercise price of $0.15, and the remaining 250,000 options have an exercise price of $1.00.  The options may be exercised immediately and will expire in June 2005.  The fair value of these 500,000 options amounted to $86,250 and was recorded in the period ended June 30, 2001.  In consideration for providing 200,000 free-trading shares on behalf of the Company to facilitate payment of a retainer for investor relations services, 300,000 warrants were granted to two shareholders.  The expense recorded in the period ended June 30, 2001 for these 300,000 warrants was $60,000.  These warrants can be exercised at no cost if the share price is above $0.20.  In addition, 80,000 warrants issued in October 2000 with an exercise price of $1.00 were re-priced so that the warrants could be exercised at no cost if the share price is above $0.20.  These 80,000 warrants were exercised prior to June 30, 2001 at no cost.

 (5)       STOCK COMPENSATION PLAN

             In July 2000, the Company’s Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the “Plan”). The Company’s 2000 nonqualified stock option plan permits the grant of stock options to any employee or director of the Company.  Under the terms of the plan, 4,500,000 shares are authorized for issuance upon exercise of options.  Under the nonqualified plan, options have been granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the grant date.  Vesting is over a four-year period commencing with the employees’ hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four year vesting.

             The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan.  The Company repriced all current employee stock options on June 11, 2001 to the market price of $0.15.  These options are now required to be accounted for as variable options under APB Opinion No. 25 and FASB Interpretation Number 44.  Expense is recognized on variable stock options at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options.  The expense recorded for variable options for the period ended June 30, 2001 was $23,208.

(6)        EMPLOYEE RETIREMENT PLAN

             Effective January 1, 2001, the Company instituted a 401(k) Plan as a company benefit to the employees.  There is no matching or contributions of any kind to the Plan by the Company.

(7)        LITIGATION

Legal Proceedings:

             On August 14, 2000, a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleges that trade secret information was improperly passed from Butler-Smith to the Company and Holtz. The complaint is seeking damages in the amount of $10,000,000. The Company and the individual defendants have filed multiple counterclaims against ICU Security, Inc. The named individual defendants and the Company deny any wrongdoing and intend to vigorously defend this action. Investigation into this matter has resulted in substantial defenses and the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.  A court date has been set for October 2001.

             On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges among other things, that in connection with Zeros & Ones’ acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum’s ownership interest in certain stereoscopic 3D technology. The Company is seeking to rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.  A settlement was reached in July 2001.  See the Subsequent Events footnote.

             On November 29, 2000, the former Chief Executive Officer filed a countersuit against the Company claiming approximately $900,000 in damages plus punitive damages.  A settlement was reached in July 2001.  See the Subsequent Events footnote.

 (8)       SIGNIFICANT AGREEMENTS

             In October 2000, the company entered into an agreement with investment firm iBanc Group, Inc. (“iBanc”) to assist the Company with raising additional capital and to provide investment banking services to the Company.  This agreement was terminated after five months.  The Company issued 33,330 restricted shares of the Company’s common stock and 500,000 warrants with an exercise price of $1.50 that expired unexercised in April 2001.  $9,164 was recorded in December 2000 and $4,958 was recorded in the first quarter of fiscal year 2001 for the fair value of restricted shares to be issued.

             In February 2001, the Company entered into an investment banking agreement.  The agreement has a term of one year.  For services rendered, the Company will issue 10,000 shares of the Company’s restricted common stock each month the agreement is in force plus a 5% advisory fee of the gross proceeds of any funding or underwriting.  The expense associated with the shares to be issued for February and March 2001 of $9,843 was recognized in the first quarter of fiscal year 2001.  The expense associated with this agreement for the second quarter ended June 30, 2001 was $6,620.

             In March 2001, the Company entered into a stock promotion agreement with an investor relations firm with a one-month term.  For these services the Company was to issue 60,000 shares of the Company’s restricted common stock and pay a fee of $5,000.  The expense associated with these shares amounted to  $24,935, and was recorded in the first quarter of fiscal year 2001.  Due to non-performance, the 60,000 shares of the Company’s restricted common stock will never be issued.  The $24,935 expense recorded in the first quarter 2001 was reversed in the second quarter 2001. In April 2001, the Company entered into an investor relations agreement with a company that profiles public companies on its website to provide services for a term of three months.  For these services, the Company issued 50,000 shares of the Company’s restricted common stock.  The expense associated with these shares amounted to $10,500, and was recorded in the three months ended June 30, 2001.

In June 2001, the Company entered into an exclusive investor relations agreement with a company to provide stock promotion services and financial advisory services for a term of six months.  For these services, the Company (through shareholders) provided 200,000 free-trading shares of which the proceeds would serve as payment of the retainer, which amounted to $40,000.  In addition to the retainer fee, the Company issued options for 500,000 shares of the Company’s restricted common stock.  250,000 options have an exercise price of $0.15, and 250,000 options have an exercise price of $1.00.  The options may be exercised immediately and will expire in 48 months.  The Company must include the shares underlying the options in a registration statement.  The fair value of these 500,000 options amounted to $86,250 and was recorded in the period ended June 30, 2001.

In June 2001, in consideration for providing 200,000 free-trading shares on behalf of the Company of which the proceeds were used for investor relations services, as well as consulting services in the structuring of the investor relations agreement, the Company granted warrants for 300,000 shares of the Company’s restricted common stock, that can be exercised at no cost if the share price is above $0.20, to two shareholders.  The amount recorded as expense in the period ended June 30, 2001 for these 300,000 warrants was $60,000. In addition, the 80,000 warrants issued in October 2000 with an exercise price of $1.00 were re-priced so that the warrants could be exercised at no cost if the share price is above $0.20.  These re-priced warrants were exercised prior to June 30, 2001 on a cashless basis.

Lease Commitments:

             In July 2000, the Company entered into an operating lease for its operating facility for $20,000 per month.  The lease will expire June 2005, with an option to renew the lease for an additional five-year period.  The Company is responsible for all operating expenses of the building, which includes property taxes and insurance.  Under this lease, the Company was provided free rent for the first eight and one-half months.  Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense amounted to $122,692 for the six months ended June 30, 2001.

Future minimum rental payments under this noncancelable lease are as follows:

Year Ending December 31,
2001	$120,000
2002	240,000
2003	240,000
2004	240,000
2005	120,000

Total	$960,000

(9)        OBLIGATIONS UNDER CAPITALIZED LEASES

             The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets.  The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of June 30, 2001:

Year ended December 31,
2001	$38,589
2002	46,987
2003	10,074

Total minimum lease payments	95,650
Less amounts representing interest	6,812

Present value of minimum lease payments	88,838
Less current maturities	67,505

Long term portion of minimum lease payments	$21,333

(10)      RECLASSIFICATION

             The June 30, 2000 financial information has been reclassified to conform to the current year classification.

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

             In June 2001, the Company entered into a services agreement with a former employee of the Company, to provide animation/creative services, as needed, to the Company in the capacity of Creative Director.  The Company is obligated to grant 60,000 stock options at an exercise price of $.15 per share under this agreement.  Upon the execution of the agreement 20,000 options were fully vested.  The remaining 40,000 options will vest at a rate of 10,000 options for each consecutive 30-day period, with all options being fully vested October 2001.

(12)      SUBSEQUENT EVENTS

             In July 2001, the Company reached a final settlement with Steve Schklair, former director and officer, in regards to their respective legal actions against each other.  The settlement involves no exchange of cash between the parties.  The Company will not have to recognize any expense as the result of this settlement.  The settlement puts certain restrictions on how Mr. Schklair may sell the Company’s shares that he owns on the open market.

             Paul Frank Industries ("PFI") filed a  legal action against the Company requesting that the court advise them and the  Company of their respective rights under the Exclusive Media Rights Agreement  between the parties.  In addition, PFI requested the court to prevent the  Company from entering into future third party agreements under the Exclusive  Media Rights Agreement without the prior approval of PFI.  The Company  disputes the approval rights that PFI is claming and intends to vigorously and  broadly defend its rights.  PFI's action has no effect on existing  agreements related to the Company's production of Paul Frank's Julius &  Friends.

             In a related action, PFI's request for a  temporary restraining order to prevent the Company from entering into third  party agreements involving PFI characters was denied by the court because, among  other things, PFI did not demonstrate to the court that PFI was likely to  succeed on the merits.

             In July 2001, the Company entered into an agreement with IC Capital, LLC to provide investor relations services for a term of twelve months.  As a portion of its consideration, IC Capital will receive 150,000 shares of the Company’s restricted common stock.  The shares are expected to be issued in August 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Zeros & Ones, Inc.'s ("ZROS" or the "Company", or “Division”) financial condition, results of operations and business. These statements include, among others:

-	statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and
-	statements of ZROS's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," “opines,” or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS's actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

(a)	volatility and/or decline of ZROS's stock price;
(b)	potential fluctuation in quarterly results;
(c)	barriers to raising the additional capital or to obtaining the financing needed to implement its full business plans;
(d)	changes in demand for ZROS's products and services;
(e)	rapid and significant changes in technology and markets;
(f)	litigation with and/or legal claims/allegations by outside parties;

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

CURRENT OVERVIEW

The Company’s efforts to rapidly accelerate development of its video compression holdings appear to be providing the most propulsion to achieving the goals established by Management.  Substantial interest has been generated since MC-10’s capabilities have been made public knowledge.  As a result, the Company is now actively engaged in dialogue with various strategic and non-strategic sources with discussions about funding, licensing, and integration of MC-10 technology and related inventions such as its BetterThanSource image filtering system.  Further integration of the individual processes inside MC-10 is expected to further improve performance.

Based on previously reported analysis of the market landscape, the Company is dedicating and concentrating its efforts chiefly on the areas that are anticipated to provide the most significant penetration opportunities and streamlining other aspects of the operation for the time being. MC-10 and its related technologies are flagships that are anticipated to lead the way for the other innovations owned and developed by the Company.  Management believes MC-10 provides the most substantial inroad currently at hand for creating significant deal flow with outside parties.

The opportunity is expanding, according to a study from Jupiter Research.  From the start of 1999 to the end of 2000, the number of U.S. Households with broadband connections had more than tripled from 1.8 million to 4.8 million.  Estimates from industry sources predict that 2001 year-end tallies will be in the neighborhood of over 10 million.  A similar explosion of bandwidth is happening in non-U.S. consumer concentrations such as Europe and Asia.  The Company has made progress in its strategic discussions to expand its global footprint, with particular interest and activity in the United Kingdom.

The Company is presently engaged in a transitional period designed to ready it for a next stage of capital infusion.  As such, all initiatives have been focused on committing resources almost exclusively to the following: 1) Technologies that are at or near the point of readiness to be having strategic talks with outside parties; MC-10 being at the top of the list, 2) Intellectual Property that is at or near the point of readiness to begin distribution, and 3) Production projects that can be done with contract hires that are fully covered by the revenue of that project.  In other words, the Studios group’s policy will be to only perform work that is fully profitable on its own.

Achieving that focus with effectiveness includes, but is not limited to, continued infrastructure cost reductions, creation of revenue-oriented lines of business, elimination of dormant or under performing lines of business, increased internal controls, streamlining of procedures for assessing specific performance, and use of a vastly optimized model for deal flow with clientele.  Some staff positions have been replaced by per-project contractor hires that are supported by matching revenue.  In some instances, former employees have been engaged on a per-project basis.  Additionally, some individuals have taken reductions in pay, trimmed their hours, or entered into new agreements where their services are engaged without contributing to the current cash burn rate.

The Company believes taking these cost reduction measures can be expected to provide the means to allow several pivotal steps, already defined, related to funding and revenue to be completed.

ZEROS & ONES TECHNOLOGIES

The Company believes its technological developments represent the most significant aspect of current and future shareholder value.  For that reason, the Company is developing its plans around fortifying those developments and accelerating their time to market.

Enacted by the Office of the Chairman in November of 2000, the “Acres of Diamonds” Patent Initiative is a directive from Management to concentrate its energies on building technologies and rolling them out using the following four-part model for dissemination:  1) Invent/Acquire, 2) Develop/Evolve, 3) Patent/Protect, 4) License/Deploy/Spin-Off.  As stated above, MC-10 and its related technologies are flagships that are anticipated to lead the way for the other innovations owned and developed by the Company.

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

ZEROS & ONES ENTERTAINMENT

Zeros & Ones Entertainment is developing new entertainment properties under the creative direction of David Zweig, who has worked with and for the Company for an approximate cumulative of two years.  By special mutual agreement, Mr. Zweig’s services do not directly contribute to the Company’s current cash burn rate.  These developments continue to build on the Company’s ownership of original intellectual property.

The Company has successfully delivered all episodes promised to Mondo Media as per an existing agreement whereas Mondo Media will syndicate the Company’s content.  Mondo Media (www.mondomedia.com), which is privately held, is the Internet’s leading syndicate of entertainment content with distribution partners that include the most recognized names on the Internet:  Netscape Netcenter, Lycos, Shockwave.com, WarnerBros.com, and Excite@Home, NBCi, UGO, iCast, The Washington Post Online, Real Networks, and others.  Mondo Media presents its “Mondo Mini Shows” through its powerful distribution network to an audience of millions of fans and animation enthusiasts.

ZEROS & ONES STUDIOS

Zeros & Ones Studios has begun to establish its new brand in the market and is continuing to actively solicit its services, such as “transmedia” animation, online game development, and T-commerce solutions.  The focus for Studios now is total profitability.  Most every expense of this group must be directly supported by revenue.

The Company believes one of the most compelling features of Zeros & Ones Studios is its “transmedia” process, which allows designers to create vector-based animations that can be authored once but published at the highest possible native resolution for multiple platforms including web, television, print, HDTV, and film – again, all from a single digital source.

Clients that have used these services include but are not limited to, Pearson Television, Electronic Arts, NLSI, and Zeros & Ones Entertainment (in cooperation with Mondo Media).

PARENT COMPANY STRATEGIC RELATIONSHIPS

Microsoft Corporation

The Company continues its expanded support of Microsoft-based enabling solutions for ITV and anticipates additional activity on this front that will be disclosed publicly at the appropriate time, and in coordination with the management of Microsoft Corporation.

The Company recently entered into a mutual non-disclosure confidentiality agreement with Microsoft Corporation whereas Microsoft has disclosed and will continue to disclose confidential strategic plans and developmental tools to the Company for enhanced and interactive television.  As a result of this agreement, and associated consideration, the Company is now officially recognized by Microsoft as an authorized Microsoft TV Content Developer, in addition to its other distinctions.  The developments and details of the aforementioned with the Company remain confidential in nature, at this time, but generally relate to .NET, Microsoft TV, and UltimateTV.

Since .NET is aimed at accelerating this next generation of distributed computing, the Company sees many opportunities for T-Commerce and ITV solutions that harness the power of .NET, including the repositioning of ZROS’ own Z-Transact engine, originally intended for e-commerce applications, as a .NET T-commerce software service.

ICTV, Inc.

ICTV continues to be a key partner for the Company’s efforts to be a prominent participant in the ITV and convergence phenomenon.  The Company has had numerous recent strategic conversations, under the auspices of its existing mutual non-disclosure agreement, about internal developments and projected short-term objectives at Zeros & Ones Technologies.

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

WildTangent, Inc.

The Company and WildTangent, Inc. had had numerous recent strategic conversations, under the auspices of its existing mutual non-disclosure agreement, about internal developments and projected short-term objectives at Zeros & Ones Technologies.

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

LOOKING FORWARD

ZROS now owns more intellectual property and proprietary technology than ever before and aims to continue to amass additional value for shareholders.  Activity around its MC-10 holdings leads the way for the Company’s next steps.  The majority of the Company’s efforts are being directed at positioning MC-10 around short-term, medium-term, and long-term goals.  Other aspects of the technology portfolio are expected to follow thereafter adopting the same model established by the “Acres of Diamonds” initiative.

The Company continues to substantially reduce the monthly burn rate and accelerate timelines for projects that can contribute to its survivability and market position.  Although we strongly believe tremendous progress has been made, additional capital and continued cost reducing measures will be required in order to ensure that it remains a going concern in the future.  It is anticipated that these streamlining steps will assist in the effort to sustain operations so that it can meet that corporate goal and to help see to it that the Company’s offerings can intersect with meaningful opportunities that emerge.

Management believes the tech sector is gradually resurging and that its technology holdings, particularly MC-10, are useful solutions that address pressing and timely needs by the satellite, interactive television, video-on-demand, and home video industries.  By being conservative about expenses, focused on our strengths, and decisive about our initiatives, the Company anticipates that it will be able to survive and prosper.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

Total revenue for the six-month period ending June 30, 2001 was $301,253 as compared to $367,034 for the six-month period ending June 30, 2000.  The decrease in revenue is due to the Company moving away from website development, combined with shifting the Company’s concentration on the development of its technology versus work-for-hire projects.  General and administrative expenses increased to $2,170,485 during the six months ended June 30, 2001 as compared to $1,827,410 during the six months ended June 30, 2000.  The increase in operating expenses in 2001 as compared to 2000 primarily reflects the costs of adding more computer programmers, animators and other staff during the first half of the period.  Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to acquire new technology rights when the opportunities arise, (2) continues the development of the digital video compression software, and (3) continues to develop new properties for sale as web-based shows and television shows.  For the six months ended June 30, 2001, the Company's consolidated net loss was $2,100,908 as compared to a consolidated net loss of $1,469,011 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had combined net cash of $272,301 at June 30, 2001 as compared to net cash of $2,071,695 as of December 31, 2000. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $113,355 at June 30, 2001 as compared to a working capital surplus of $1,817,617 at December 31, 2000.  Cash flow utilized for operating activities was $1,767,008 for the six months ended June 30, 2001 as compared to cash utilized for operating activities of $1,255,625 during the six months ended June 30, 2000.  The increase of cash utilized in operating activities is due to an increase in staffing compared to the previous year, and a reduction in revenues as compared to the first six months of 2000.  Cash provided by investing activities was $1,407 during the six months ended June 30, 2001 as compared to cash utilized for investing activities of $729,260 during the six months ended June 30, 2000 due to the acquisition of equipment in 2000 as the Company increased its staffing. Cash utilized for financing activities was $33,433 during the six months ended June 30, 2001 as compared to cash provided by financing activities of $6,884,229 during the six months ended June 30, 2000. For the six months ended June 30, 2001, the Company's capital needs have primarily been met from the remaining proceeds of a private placement of common stock and warrants made by the Company in 2000, which raised gross proceeds of approximately $8,100,000.

The Company will need to obtain an additional $2 million in operating capital to permit continuing operations through December 2001.  Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will nonetheless be able to operate through August 2001.

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

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

             On August 14, 2000, a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleges that trade secret information was improperly passed from Butler-Smith to the Company and Holtz. The complaint is seeking damages in the amount of $10,000,000. The Company and the individual defendants have filed multiple counterclaims against ICU Security, Inc. The named individual defendants and the Company deny any wrongdoing and intend to vigorously defend this action. Investigation into this matter has resulted in substantial defenses and the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its business, financial position or results of operations.  A court date has been set for October 2001.

             On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges among other things, that in connection with Zeros & Ones’ acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum’s ownership interest in certain stereoscopic 3D technology. The Company is seeking to rescind the transaction with Quantum and to recover significant monetary damages against the former Chief Executive Officer.  A settlement was reached in July 2001.  See the Subsequent Events footnote.

             On November 29, 2000, the former Chief Executive Officer filed a countersuit against the Company claiming approximately $900,000 in damages plus punitive damages.  A settlement was reached in July 2001.  See the Subsequent Events footnote.

             Paul Frank Industries ("PFI") filed a  legal action against the Company requesting that the court advise them and the  Company of their respective rights under the Exclusive Media Rights Agreement  between the parties.  In addition, PFI requested the court to prevent the  Company from entering into future third party agreements under the Exclusive  Media Rights Agreement without the prior approval of PFI.  The Company  disputes the approval rights that PFI is claming and intends to vigorously and  broadly defend its rights.  PFI's action has no effect on existing  agreements related to the Company's production of Paul Frank's Julius &  Friends.

             In a related action, PFI's request for a  temporary restraining order to prevent the Company from entering into third  party agreements involving PFI characters was denied by the court because, among  other things, PFI did not demonstrate to the court that PFI was likely to  succeed on the merits.

Item 2.   CHANGES IN SECURITIES
             None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
             None.

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
             None.

Item 5.   OTHER INFORMATION
             None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None.
(b)	Reports on Form 8-K
Report on Form 8-K dated July 18, 2001, relating to the settlement of lawsuit against a former director and officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2001	By: /s/ Robert J. Holtz
Robert J. Holtz
Chairman of the Board,
Chief Executive Officer, and
President