Form 10QSB/A
period 2001-06-30
ZEROS & ONES INC
filed 2001-08-31
CIK 845807

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

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2001

Current assets:
Cash	$272,301
Trade accounts receivable-net of allowance for doubtful accounts	82,753
Employee advances-related party	43,250
Prepaid expenses and other receivables	36,899

Total current assets	435,203

Property and equipment, net of accumulated depreciation and amortization	636,287

Intangible assets, net of accumulated amortization	142,504

Other assets:
Other assets	128,790

$1,342,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$223,241
Accrued payroll and vacation	25,064
Deferred rent	158,384
Deferred stock option compensation	380,300
Unearned revenue	30,000
Current portion of obligations under capitalized leases	67,505

Total current liabilities	884,494

Long-term liabilities:
Obligations under capitalized leases, less current maturities	21,333

Total liabilities	905,827

Stockholders' equity:
Preferred stock, $.001 par value 2,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, $.001 par value 100,000,000 shares authorized, 23,901,858 shares issued and outstanding	23,902
Paid-in capital	17,228,482
Accumulated deficit during development stage	(16,815,427)

Total stockholders' equity	436,957

$1,342,784

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					From inception to June 30, 2001 (See note 2)
	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(unaudited )	(unaudited )	(unaudited )	(unaudited )

Revenues	$139,200	$86,229	$301,253	$367,034	$1,929,478

Cost of sales	68,324	16,392	214,945	111,970	1,304,105

Gross profit	70,876	69,837	86,308	255,064	625,373

Loss on investment in related party	-	-	-	-	5,143,351
Bad debt from related party	-	89,800	-	89,800	573,469
Bad Debts Expense	-	-	-	-	234,639
Write-off of capitalized software costs	-	-	-	-	322,993
Research and development expense	29,903	-	55,101	-	55,102
General and administrative	1,348,095	1,209,195	2,506,421	1,827,410	11,179,545

Total expenses	1,377,998	1,298,995	2,561,522	1,917,210	17,509,099

Other income	8,443	193,135	38,370	193,135	309,695

Net (loss)	$(1,298,679)	$(1,036,023)	$(2,436,844)	$(1,469,011)	$(16,574,031)

Loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.07)

Average shares outstanding, basic and diluted	23,787,668	23,592,732	23,742,289	21,665,285

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Six months ended		From inception
	June 30,	June 30,	to
	2001	2000	June 30, 2001

Cash flows provided by (used for) operating activities:

Net (loss)	$(2,436,844)	$(1,469,011)	$(16,574,031)

Adjustments to reconcile net income (loss) to net cashprovided by (used for) operating activities:
Depreciation and amortization expense	127,114	69,817	500,839
Stock issued for services	66,868	119,000	467,997
Bad debt-trade accounts receivable	-	-	628,508
Bad debt from stockholder	-	89,800	179,600
Write off of software development costs	-	-	322,993
Loss on investment in related party	-	-	5,143,351
Write off of investment	-	-	50,000
Loss on retirement of property and equipment	6,861	-	6,861

Changes in assets and liabilities:
(Increase) decrease in assets:
Trade accounts receivable	17,247	(61,229)	(317,392)
Accounts receivable - stockholders	-	202,500	202,500
Due to and from related party	-	-	(339,869)
Employee advances-related party	1,250	-	(43,250)
Prepaid expenses	48,488	(181,194)	(58,499)
Gain from disposal of assets	779	-	779

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	57,384	82,192	191,599
Accrued officer salary	-	(107,500)	-
Accrued payroll and vacation	(50,991)	-	25,064
Deferred rent	45,692	-	158,384
Deferred stock option compensation	359,144	-	380,300
Unearned revenue	(10,000)	-	30,000

Total adjustments	333,900	213,386	7,193,829

Net cash provided by (used for) operating activities	(1,767,008)	(1,255,625)	(9,044,266)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment	(6,027)	(276,268)	(736,551)
Proceeds from disposal of property and equipment	4,675	-	4,675
Acquisition of goodwill	-	-	(120,000)
Acquisition of intellectual property	(5,000)	-	(5,000)
Investment in related party	-	-	(5,143,351)
Increase in software development costs	-	(322,993)	(322,993)
Other assets	7,399	(129,999)	(145,164)

Net cash provided by (used for) investing activities	1,047	(729,260)	(6,468,384)

Cash flows provided by (used for) financing activities:
Proceeds from line of credit	-	-	10,919
Proceeds on notes payable - stockholders	-	-	330,000
Proceeds from issuance of warrants and private placements	-	7,276,456	7,486,368
Proceeds from issuance of common stock	-	-	259,078
Payments on obligations under capitalized leases	(33,433)	(23,083)	(109,091)
Payment on notes payable - stockholders	-	(270,725)	(330,000)
Payment on notes payable - goodwill	-	(87,500)	(87,500)
Payment on line of credit	-	(10,919)	(10,919)
Issuance of preferred stock	-	-	8,573,084
Dividends distributed	-	-	(232,988)
Draws by proprietor	-	-	(104,000)

Net cash provided by financing activites	(33,433)	6,884,229	15,784,951

Net increase (decrease) in cash	(1,799,394)	4,899,344	272,301
Cash, beginning of period	2,071,695	80,849	-

Cash, end of period	$272,301	$4,980,193	$272,301

Supplemental disclosure of cash flow information:
Interest paid	$5,894	$10,468	$34,710

Income taxes paid	$5,600	$-	$16,909

Supplemental schedule of non-cash investingand financing activities:
Acquisition of fixed assets under capitalized leases	$-	$100,099	$298,030

Stock issued for services	$66,868	$119,000	$467,997

Stock issued for deferred offering cost	$-	$-	$258,000

Issuance of common stock for equipment	$-	$-	$161,839

Issuance of common stock for accounts receivable	$-	$-	$292,300

Issuance of common stock for accounts payable	$-	$-	$(5,459)

Notes payable issuance for goodwill	$-	$-	$87,500

See accompanying notes to condensed consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE SIX MONTHS ENDED JUNE 30, 2001
 (Unaudited)

	Common Stock		Preferred Stock

	Number of Shares	Par Value $.001	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit During Development Stage	Total

Balance at January 1, 2001	23,695,190	$23,695	-	$-	$17,161,821	$(14,378,583)	$2,806,933

Shares issued for services	33,410	33	-	-	14,093	-	14,126

Net loss for the three months ended March 31, 2001 (unaudited)						(1,138,165)	(1,138,165)

Balance at March 31, 2001 (unaudited)	23,728,600	$23,728	-	$-	$17,175,914	$(15,516,748)	$1,682,894

Shares issued for services	90,000	90			24,173		24,263

Shares issued for employee compensation	3,000	3			1,425		1,428

Exercise of warrants	80,258	81			24,570		24,651

Options granted for services					2,400		2,400

Net loss for the three months ended June 30, 2001 (unaudited)						(1,298,679)	(1,298,679)

Balance at June 30, 2001 (unaudited)	23,901,858	$23,902		$-	$17,228,482	$(16,815,427)	$436,957

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

                Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management’s plans include obtaining funding from strategic sources.  The Company will need to obtain an additional $500,000 to $1 million in operating capital to permit continuing operations through December 2001.  Although the Company has numerous initiatives intended to achieve that objective, market conditions are generally unfavorable at this time.  Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will, in a scaled down form, be only able to operate through August 2001.  The Company has not received the necessary capital infusion and therefore does not have adequate capital to continue operations beyond the end of August 2001.  The Company is in continuing discussions to obtain additional capital or financing to enable the Company to continue its MC-10 project and the other business that it is conducting.  There is no assurance that the Company will obtain the additional working capital that it needs.  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                As part of an agreement for financial advisory services, 500,000 options were issued, of which 250,000 of these options have an exercise price of $0.15, and the remaining 250,000 options have an exercise price of $1.00.  The options may be exercised immediately and will expire in June 2005.  The fair value of these 500,000 options amounted to $86,250 and was recorded in the period ended June 30, 2001.  In consideration for providing 200,000 free-trading shares on behalf of the Company to facilitate payment of a retainer for the financial advisory services, 300,000 warrants were granted to two shareholders.  The expense recorded in the period ended June 30, 2001 for these 300,000 warrants was $60,000.  These warrants can be exercised at no cost if the share price is above $0.20.  In addition, 80,000 warrants issued in October 2000 with an exercise price of $1.00 were re-priced so that the warrants could be exercised at no cost if the share price is above $0.20.  These 80,000 warrants were exercised prior to June 30, 2001 on a cashless basis.

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

                The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan.  The Company repriced all current employee stock options on June 11, 2001 to the market price of $0.15.  The Company also granted additional 1,850,000 shares of options on June 11, 2001 to various officers and directors of the Company at exercise prices ranging from $.15 to $.30 per share, with 50% of options vested on June 30, 2001 and the balance of 50% to be vested on June 30, 2002.  These options are now required to be accounted for as variable options under APB Opinion No. 25 and FASB Interpretation Number 44.  Expense is recognized on variable stock options at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options.  The expense recorded for variable options for the period ended June 30, 2001 was $359,144.

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

In June 2001, the Company entered into a nonexclusive financial advisory agreement with a company to provide services for a term of six months.  For these services, the consultant received a retainer of $46,000 in cash.  In addition to the retainer fee, the Company issued options for 500,000 shares of the Company’s restricted common stock.  250,000 options have an exercise price of $0.15, and 250,000 options have an exercise price of $1.00.  The options may be exercised immediately and will expire in 48 months.  The Company must include the shares underlying the options in a registration statement.  The fair value of these 500,000 options amounted to $86,250 and was recorded in the period ended June 30, 2001.

In June 2001, in consideration for providing free-trading shares on behalf of the Company the proceeds of the sale of which were used to pay the retainer fee to the financial advisor, and for other consulting services, the Company granted warrants for 300,000 shares of the Company’s restricted common stock, that can be exercised at no cost if the share price is above $0.20, to two shareholders.  The amount recorded as expense in the period ended June 30, 2001 for these 300,000 warrants was $60,000. In addition, the 80,000 warrants issued in October 2000 with an exercise price of $1.00 were re-priced so that the warrants could be exercised at no cost if the share price is above $0.20.  These re-priced warrants were exercised prior to June 30, 2001 on a cashless basis.

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

                In June 2001, the Company entered into a services agreement with a former employee of the Company, to provide animation/creative services, as needed, to the Company in the capacity of Creative Director.  The Company is obligated to grant 60,000 stock options at an exercise price of $.15 per share under this agreement.  Upon the execution of the agreement 20,000 options were fully vested.  The remaining 40,000 options will vest at a rate of 10,000 options for each consecutive 30-day period, with all options being fully vested by October 2001.

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

                Paul Frank Industries ("PFI") filed a  legal action against the Company requesting that the court advise them and the  Company of their respective rights under the Exclusive Media Rights Agreement  between the parties.  In addition, PFI requested the court to prevent the  Company from entering into future third party agreements under the Exclusive  Media Rights Agreement without the prior approval of PFI.  The Company  disputes the approval rights that PFI is claiming and intends to vigorously and  broadly defend its rights.  PFI's action has no effect on existing  agreements related to the Company's production of Paul Frank's Julius &  Friends.

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

                In August 2001, the Company announced its plan to spin off its Zeros & Ones Technologies Unit as a wholly owned, private subsidiary.  This subsidiary will focus on further development of MC-10 compression technology.  The Company will issue 10% of the new subsidiary's shares to its stockholders of record as of September 10, 2001.

                As of August 15, 2001, Robert J. Holtz assumed the position as Chief Financial Officer of the Company, and Brian Burke was no longer employed as Acting Chief Financial Officer.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

Total revenue for the six-month period ending June 30, 2001 was $301,253 as compared to $367,034 for the six-month period ending June 30, 2000.  The decrease in revenue is due to the Company moving away from website development, combined with shifting the Company’s concentration on the development of its technology versus work-for-hire projects.  General and administrative expenses increased to $2,506,421 during the six months ended June 30, 2001 as compared to $1,827,410 during the six months ended June 30, 2000.  The increase in operating expenses in 2001 as compared to 2000 primarily reflects the costs of adding more computer programmers, animators and other staff during the first half of the period.  Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to acquire new technology rights when the opportunities arise, (2) continues the development of the digital video compression software, and (3) continues to develop new properties for sale as web-based shows and television shows.  For the six months ended June 30, 2001, the Company's consolidated net loss was $2,436,844 as compared to a consolidated net loss of $1,469,011 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had combined net cash of $272,301 at June 30, 2001 as compared to net cash of $2,071,695 as of December 31, 2000. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $449,291 at June 30, 2001 as compared to a working capital surplus of $1,817,617 at December 31, 2000.  Cash flow utilized for operating activities was $1,767,008 for the six months ended June 30, 2001 as compared to cash utilized for operating activities of $1,255,625 during the six months ended June 30, 2000.  The increase of cash utilized in operating activities is due to an increase in staffing compared to the previous year, and a reduction in revenues as compared to the first six months of 2000.  Cash provided by investing activities was $1,407 during the six months ended June 30, 2001 as compared to cash utilized for investing activities of $729,260 during the six months ended June 30, 2000 due to the acquisition of equipment in 2000 as the Company increased its staffing. Cash utilized for financing activities was $33,433 during the six months ended June 30, 2001 as compared to cash provided by financing activities of $6,884,229 during the six months ended June 30, 2000. For the six months ended June 30, 2001, the Company's capital needs have primarily been met from the remaining proceeds of a private placement of common stock and warrants made by the Company in 2000, which raised gross proceeds of approximately $8,100,000.

The Company will need to obtain an additional $500,000 to $1 million in operating capital to permit continuing operations through December 2001.  Should the Company fail to raise additional capital or generate any new revenue, it appears that the Company will nonetheless be able to operate through August 2001. The Company has not received the necessary capital infusion and therefore does not have adequate capital to continue operations beyond the end of August 2001. The Company is in continuing discussions to obtain additional capital or financing to enable the Company to continue its MC-10 project and the other business that it is conducting. There is no assurance that the Company will obtain the additional working capital that it needs.

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

                Paul Frank Industries ("PFI") filed a  legal action against the Company requesting that the court advise them and the  Company of their respective rights under the Exclusive Media Rights Agreement  between the parties.  In addition, PFI requested the court to prevent the  Company from entering into future third party agreements under the Exclusive  Media Rights Agreement without the prior approval of PFI.  The Company  disputes the approval rights that PFI is claiming and intends to vigorously and  broadly defend its rights.  PFI's action has no effect on existing  agreements related to the Company's production of Paul Frank's Julius &  Friends.

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
                None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
                None.

Item 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                None.

Item 5.    OTHER INFORMATION
                As of August 15, 2001, Brian A. Burke is no longer employed as the acting Chief Financial Officer of the Company.  Robert J. Holtz assumed the position of Chief Financial Officer of the Company on that date.

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

Date: August 28, 2001	By: /s/ Robert J. Holtz
Robert J. Holtz
Chairman of the Board,
Chief Executive Officer, Chief Financial Officer and President