Form 10QSB
period 2001-09-30
ZEROS & ONES INC
filed 2001-11-20
CIK 845807

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                               ZEROS & ONES, INC.
             (Exact Name of Registrant as specified in its Charter)

                        COMMERCIAL LABOR MANAGEMENT, INC.
                  (Former Name: Change Effective July 1, 1999)

                     NEVADA                                      88-0241079
--------------------------------------------------------------------------------
        (State or other Jurisdiction of                        I.R.S.Employer
         Incorporation or Organization                       Identification No.)


            11611 SAN VICENTE BLVD., SUITE 615, LOS ANGELES, CA 90049
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

                       Yes                                   No

                       /X/                                   / /


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock

     Common Stock, $.001 par value                         23,911,858
--------------------------------------------------------------------------------
            Title of Class                         Number of Shares Outstanding
                                                       at September 30, 2001
--------------------------------------------------------------------------------

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                     ASSETS                            SEPTEMBER 30, 2001
                                                                       ------------------
CURRENT ASSETS:
  Cash                                                                 $               --
  Trade accounts receivable--net of allowance for doubtful accounts                 7,000
  Prepaid expenses and other receivables                                           13,570
                                                                       ------------------
    Total current assets                                                           20,570

  PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                                     583,658

  INTANGIBLE ASSETS, net of
    accumulated amortization                                                      131,129

  OTHER ASSETS:
    Other assets                                                                  126,120
                                                                       ------------------
                                                                                  861,477
                                                                       ==================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $          340,824
  Accrued payroll and vacation                                                     40,000
  Deferred rent                                                                   151,784
  Deferred stock option compensation                                              400,300
  Due to officer                                                                   68,657
  Current portion of obligations under capitalized leases                          67,505
                                                                       ------------------
    Total current liabilities                                                   1,069,070

LONG-TERM LIABILITIES:
  Obligations under capitalized leases, less current maturities                    11,434
                                                                       ------------------

Total liabilities                                                               1,080,504
                                                                       ------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
    2,000,000 shares authorized, 0 shares issued
    and outstanding                                                                    --
  Common stock, $.001 par value
    100,000,000 shares authorized, 23,911,858 shares issued
    and outstanding                                                                23,912
  Paid-in capital                                                              17,228,472
  Accumulated deficit during development stage                                (17,471,411)
                                                                       ------------------
    Total stockholders' equity                                                   (219,027)
                                                                       ------------------
                                                                       $          861,477
                                                                       ==================

     See accompanying notes to condensed consolidated financial statements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                                        FROM
                                          THREE MONTHS ENDED              NINE MONTHS ENDED         INCEPTION TO
                                           SEPTEMBER 30,                     SEPTEMBER 30,          SEPTEMBER 30,
                                         2001            2000            2001            2000           2001
                                                                                                     (SEE NOTE 2)
                                     ------------    ------------    ------------    ------------    ------------
                                      (unaudited)     (unaudited)    (unaudited)      (unaudited)

REVENUES                             $     43,000    $    272,970    $    344,253    $    640,004    $  1,972,478

COST OF SALES                              21,041         218,236         235,986         330,206       1,325,146
                                     ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                               21,959          54,734         108,267         309,798         647,332
                                     ------------    ------------    ------------    ------------    ------------

LOSS ON INVESTMENT IN RELATED PARTY            --              --              --              --       5,143,351
BAD DEBT FROM RELATED PARTY                    --              --              --          89,800         573,469
BAD DEBTS EXPENSE                              --              --              --              --         234,639
WRITE-OFF OF CAPITALIZED
  SOFTWARE COSTS                               --         322,993              --         322,993         322,993
RESEARCH AND DEVELOPMENT EXPENSE               --              --          55,101              --          55,102
GENERAL AND ADMINISTRATIVE                673,290       1,602,332       3,179,711       3,429,742      11,852,835
                                     ------------    ------------    ------------    ------------    ------------


TOTAL EXPENSES                            673,290       1,925,325       3,234,812       3,842,535      18,182,389
                                     ------------    ------------    ------------    ------------    ------------

OTHER INCOME                               (4,653)         46,628          33,717         239,763         305,042
                                     ------------    ------------    ------------    ------------    ------------

NET (LOSS)                           $   (655,984)   $ (1,823,963)   $ (3,092,828)   $ (3,292,974)   $(17,230,015)
                                     ============    ============    ============    ============    ============

Loss per share, basic and diluted    $      (0.03)   $      (0.08)   $      (0.13)   $      (0.15)
                                     ============    ============    ============    ============

Average shares outstanding, basic
  and diluted                          23,911,641      23,629,746      23,799,360      22,312,045
                                     ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED            FROM INCEPTION
                                                                                SEPTEMBER 30,     SEPTEMBER 30,           TO
                                                                                    2001               2000       SEPTEMBER 30, 2001
                                                                              ---------------    ---------------  -----------------


CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net (loss)                                                                    $    (3,092,828)   $    (3,292,974)   $   (17,230,015)
                                                                              ---------------    ---------------    ---------------
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
  Depreciation and amortization expense                                               197,979            120,066            571,704
  Stock issued for services                                                            66,868            132,200            467,997
  Bad debt-trade accounts receivable                                                       --                 --            628,508
  Bad debt from stockholder                                                                --             89,800            179,600
  Write off of software development costs                                                  --            322,993            322,993
  Loss on investment in related party                                                      --                 --          5,143,351
  Write off of investment                                                                  --                 --             50,000
  Loss on retirement of property and equipment                                          6,861                 --              6,861

CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
  Trade accounts receivable                                                            93,000           (299,639)          (241,639)
  Accounts receivable--stockholders                                                        --            202,500            202,500
  Due to and from related party                                                            --                 --           (339,869)
  Employee advances-related party                                                      44,500                 --                 --
  Prepaid expenses                                                                     71,817           (134,300)           (35,170)
  Gain from disposal of assets                                                            779                 --                779

INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable and accrued expenses                                               174,967            395,828            309,182
  Accrued officer salary                                                                   --           (107,500)                --
  Accrued payroll and vacation                                                        (36,055)                --             40,000
  Deferred rent                                                                        39,092                 --            151,784
  Deferred stock option compensation                                                  379,144            125,000            400,300
  Unearned revenue                                                                    (40,000)                --                 --
                                                                              ---------------    ---------------    ---------------
TOTAL ADJUSTMENTS                                                                     998,952            846,948          7,858,881
                                                                              ---------------    ---------------    ---------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                               (2,093,876)        (2,446,026)        (9,371,134)
                                                                              ---------------    ---------------    ---------------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of property and equipment                                               (12,888)          (598,390)          (743,412)
  Proceeds from disposal of property and equipment                                      4,675                 --              4,675
  Acquisition of goodwill                                                                  --                 --           (120,000)
  Acquisition of intellectual property                                                 (5,000)                --             (5,000)
  Investment in related party                                                              --                 --         (5,143,351)
  Increase in software development costs                                                   --           (282,993)          (322,993)
  Other assets                                                                         10,069           (174,000)          (142,494)
                                                                              ---------------    ---------------    ---------------
NET CASH PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES                                                                 (3,144)        (1,055,383)        (6,472,575)
                                                                              ---------------    ---------------    ---------------
CASH FLOWS PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES:
  Proceeds from line of credit                                                             --                 --             10,919
  Proceeds on notes payable--stockholders                                                  --                 --            330,000
  Increase in due to officer                                                           68,657                 --             68,657
  Proceeds from issuance of warrants and private placements                                --          7,283,529          7,486,368
  Proceeds from issuance of common stock                                                   --                 --            259,078
  Payments on obligations under capitalized leases                                    (43,332)           (39,790)          (118,990)
  Payment on notes payable--stockholders                                                   --           (270,725)          (330,000)
  Payment on notes payable--goodwill                                                       --            (87,500)           (87,500)
  Payment on line of credit                                                                --            (10,919)           (10,919)
  Issuance of preferred stock                                                              --                 --          8,573,084
  Dividends distributed                                                                    --                 --           (232,988)
  Draws by proprietor                                                                      --                 --           (104,000)
                                                                              ---------------    ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              25,325          6,874,594         15,843,709
                                                                              ---------------    ---------------    ---------------
NET INCREASE (DECREASE) IN CASH                                                    (2,071,695)         3,373,185                  0
CASH, beginning of period                                                           2,071,695             80,849                 --
                                                                              ---------------    ---------------    ---------------
CASH, end of period                                                           $             0    $     3,454,034    $             0
                                                                              ===============    ===============    ===============


     See accompanying notes to condensed consolidated financial statements.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF CASH FLOW, CONTINUED
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED            FROM INCEPTION
                                                                             SEPTEMBER 30,        SEPTEMBER 30,           TO
                                                                                   2001               2000        SEPTEMBER 30, 2001
                                                                             ----------------   ----------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                              $          5,894   $         19,805   $         34,710
                                                                             ================   ================   ================
  Income taxes paid                                                          $          5,600   $             --   $         16,909
                                                                             ================   ================   ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Acquisition of fixed assets under capitalized leases                       $             --   $        130,527   $        298,030
                                                                             ================   ================   ================
  Stock issued for services                                                  $         66,868   $        132,200   $        467,997
                                                                             ================   ================   ================
  Stock issued for deferred offering cost                                    $             --   $             --   $        258,000
                                                                             ================   ================   ================
  Issuance of common stock for equipment                                     $             --   $             --   $        161,839
                                                                             ================   ================   ================
  Issuance of common stock for accounts receivable                           $             --   $             --   $        292,300
                                                                             ================   ================   ================
  Issuance of common stock for accounts payable                              $             --   $             --   $         (5,459)
                                                                             ================   ================   ================
  Notes payable issuance for goodwill                                        $             --   $             --   $         87,500
                                                                             ================   ================   ================


                       ZEROS & ONES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                              Common Stock        Preferred Stock
                                           -----------------------------------------
                                                          Par     Number             Additional     Accumulated
                                           Number of     Value      of                Paid in      Deficit During
                                            Shares       $.001    Shares   Amount     Capital     Development Stage       Total
                                           ---------------------------------------------------------------------------------------

 Balance at January 1, 2001                23,695,190   $ 23,695     -     $ -     $ 17,161,821    $ (14,378,583)     $ 2,806,933


 Shares issued for services                    33,410         33     -       -           14,093                -           14,126

 Net loss for the three months ended
 March 31, 2001 (unaudited)                                                                           (1,138,165)      (1,138,165)

                                           ---------------------------------------------------------------------------------------
 Balance at March 31, 2001 (unaudited)     23,728,600   $ 23,728     -     $ -     $ 17,175,914    $ (15,516,748)     $ 1,682,894


 Shares issued for services                    90,000         90                         24,173                            24,263

 Shares issued for employee compensation        3,000          3                          1,425                             1,428

 Exercise of warrants                          80,258         81                         24,570                            24,651

 Options granted for services                                                             2,400                             2,400

 Net loss for the three months ended
 June 30, 2001 (unaudited)                                                                            (1,298,679)      (1,298,679)

                                           ---------------------------------------------------------------------------------------
 Balance at June 30, 2001 (unaudited)      23,901,858   $ 23,902           $ -     $ 17,228,482    $ (16,815,427)       $ 436,957


 Exercise of warrants                          10,000         10                            (10)                                -

 Net loss for the three months ended
 September 30, 2001 (unaudited)                                                                         (655,984)        (655,984)

                                           ---------------------------------------------------------------------------------------
 Balance at September 30, 2001
  (unaudited)                              23,911,858   $ 23,912           $ -     $ 17,228,472    $ (17,471,411)      $ (219,027)
                                           =======================================================================================

See accompanying notes to condensed consolidated financial statements.

                       ZEROS & ONES, INC. AND SUBSIDARIES
                         (A DEVELOPMENT STAGE ENTERISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


(1)            INTERIM FINANCIAL STATEMENTS

                   The accompanying unaudited condensed consolidated financial statements of Zeros & Ones, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year. The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB for the year ended December 31, 2000.


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

               GOING CONCERN:

               The Company's unaudited condensed consolidated financial statements for the nine months ended September 30, 2001 have been prepared on a going concern basis that contemplates the realization of assets and the settlement of both liabilities and commitments in the normal course of business. The Company expects to incur substantial expenditures and continues to generate substantial loss. The Company's working capital plus limited revenue from its current operations do not presently provide sufficient funds for the Company's ongoing operations.

               The Company will need to obtain an additional $300,000 in operating capital to permit continuing operations through December 2001. There is no assurance that the Company will obtain the additional working capital that it needs. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company currently continues to incur operating deficits which are expected to continue until its business model is fully developed. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DEVELOPMENT STAGE ENTERPRISE:

    The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception of Zeros & Ones, Inc. have been considered as part of the Company's development stage activities.

    The unaudited cumulative statements of operations and cash flows during the development stage consist of results from operations from various entities within the group. The date of inception of each entity within the group of companies comprising the parent and its wholly owned subsidiaries (collectively the "Group"). The date of inception of each entity within the Group varies with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 and six months ended September 30, 2001 and 2000 are unaudited.

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


    For the nine months ended September 30, 2001, the per share data is based on the weighted average number of common and common equivalent shares outstanding and are calculated in accordance with the Financial Accounting Standards Board
(FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in a manner similar to a stock split, even if anti-dilutive.


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


 (3)  ACCOUNTS RECEIVABLE FROM STOCKHOLDER


    In July 1999, the Company received $292,300 of accounts receivable from a stockholder as part of assets purchased in exchange for the Company's stock and accordingly, these accounts receivable from the stockholder are classified as contra account to stockholders' equity. As of March 31, 2000, services performed by the stockholder in the amount of $202,500 were used to offset a portion of the balance of the accounts receivable from the stockholder. In June 2000, the Company determined that the balance of the accounts receivable from the stockholder was uncollectible and, therefore, wrote off the balance.


(4)  WARRANTS AND OPTIONS OUTSTANDING


    As part of the Company's private placement in fiscal year 2000, 5,558,423 warrants with an exercise price of $1.83 per share, exercisable until December 31, 2002 were issued in fiscal year 2000. An additional 180,300 warrants exercisable until March 31, 2005 at a price of $1.83 per share, and 77,220 warrants exercisable until December 31, 2002 at a price of $1.83 per share were issued for services rendered in connection with this private placement, As of June 30, 2001, 5,635,643 warrants with an exercise price of $1.83 per share exercisable until December 31, 2002,180,300 warrants with an exercise price of $1.83 per share exercisable until March 31, 2005, and 740,658 warrants exercisable until December 31, 2002 at a price of $1 per share are outstanding.


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

(5)  STOCK COMPENSATION PLAN


    In July 2000, the Company's Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "Plan"). The Company's 2000 nonqualified stock option plan permits the grant of stock options to any employee or director of the Company. Under the terms of the plan, 4,500,000 shares are authorized for issuance upon exercise of options. Under the nonqualified plan, options have been granted with an exercise price equal to the fair market value of the Company's stock on the date of grant and expire ten years after the grant date. Vesting is over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth ( 1 / 36 ) per month to complete the four year vesting.


    The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. The Company repriced all current employee stock options on June 11, 2001 to the market price of $0.15. The Company also granted additional 1,870,000 shares of options on June 11, 2001 to various officers and directors of the Company at exercise prices ranging from $.15 to $.30 per share, with 50% of options vested on June 30, 2001 and the balance of 50% to be vested on June 30, 2002. These options are now required to be accounted for as variable options under APB Opinion No. 25 and FASB Interpretation Number 44. Expense is recognized on variable stock options at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options. The expense recorded for variable options for the period ended September 30, 2001 was $359,144. No additional options were issued for the quarter ended September 30, 2001.


(6)  EMPLOYEE RETIREMENT PLAN


    Effective January 1, 2001, the Company instituted a 401(k) Plan as a company benefit to the employees. There is no matching or contributions of any kind to the Plan by the Company.


(7)  LITIGATION


LEGAL PROCEEDINGS:


    In July 2001, the Company reached a final settlement with Steve Schklair, former director and officer, in regards to their respective legal actions against each other. The settlement involves no exchange of cash between the parties. The Company will not have to recognize any expense as the result of this settlement. The settlement puts certain restrictions on how Mr. Schklair may sell the Company's shares that he owns on the open market.


On August 14, 2000, a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleged that trade secret information was improperly passed from Butler-Smith to the Company and Holtz. The complaint had sought damages in the amount of $10,000,000. The Company and the individual defendants filed multiple counterclaims against ICU Security, Inc. The named individual defendants and the Company denied any wrongdoing and vigorously defended this action. Investigation into this matter resulted in substantial defenses.


During the first week of November of 2001, the lawsuit filed by ICU Security, Inc. against Zeros & Ones, Inc. was settled out of court. Under the terms of the settlement, ICU has entirely dropped its lawsuit and waives any and all claims against Zeros & Ones including without limitation any and all claims related to the compression technology of Zeros & Ones.


Zeros & Ones, accordingly, agreed to drop its counterclaims against ICU, convey 200,000 shares of restricted Zeros & Ones stock and pay $20,000 in cash to ICU as opposed to the original sought after $10,000,000 figure.

                Paul Frank Industries ("PFI") filed a legal action against the Company requesting that the court advise them and the Company of their respective rights under the Exclusive Media Rights Agreement between the parties. In addition, PFI requested the court to prevent the Company from entering into future third party agreements under the Exclusive Media Rights Agreement without the prior approval of PFI. The Company disputes the approval rights that PFI is claiming and intends to vigorously and broadly defends its rights. PFI's action has no effect on existing agreements related to the Company's production of Paul Frank's Julius & Friends.


                In a related action, PFI's request for a temporary restraining order to prevent the Company from entering into third party agreements involving PFI characters was denied by the court because, among other things, PFI did not demonstrate to the court that PFI was likely to succeed on the merits.





(8)  SIGNIFICANT AGREEMENTS AND EVENTS


    In April 2001, the Company entered into an investor relations agreement with a company that profiles public companies on its website to provide services for a term of three months. For these services, the Company issued 50,000 shares of the Company's restricted common stock. The expense associated with these shares amounted to $10,500, and was recorded in the period ended September 30, 2001.


    In June 2001, the Company entered into a nonexclusive financial advisory agreement with a company to provide services for a term of six months. For these services, the consultant received a retainer of $46,000 in cash. In addition to the retainer fee, the Company issued options for 500,000 shares of the Company's restricted common stock. 250,000 options have an exercise price of $0.15, and 250,000 options have an exercise price of $1.00. The options may be exercised immediately and will expire in 48 months. The Company must include the shares underlying the options in a registration statement. The fair value of these 500,000 options amounted to $86,250 and was recorded in the period ended June 30, 2001. In October 2001 the Company exercised 300,000 shares of its warrants for 300,000 shares of common stock.

    In June 2001, in consideration for providing free-trading shares on behalf of the Company the proceeds of the sale of which were used to pay the retainer fee to the financial advisor, and for other consulting services, the Company granted warrants for 300,000 shares of the Company's restricted common stock, that can be exercised at no cost if the share price is above $0.20, to two shareholders. The amount recorded as expense in the period ended June 30, 2001 for these 300,000 warrants was $60,000. In addition, the 80,000 warrants issued in October 2000 with an exercise price of $1.00 were re-priced so that the warrants could be exercised at no cost if the share price is above $0.20. These re-priced warrants were exercised prior to September 30, 2001 on a cashless basis.


    In July 2001, the Company entered into an agreement with IC Capital, LLC to provide investor relations services for a term of twelve months. As a portion of its consideration, IC Capital will receive 150,000 shares of the Company's restricted common stock. The shares are expected to be issued in August 2001.


    In August 2001, the Company announced its plan to spin off its Zeros & Ones Technologies Unit as a wholly owned, private subsidiary. This subsidiary will focus on further development of MC-10 compression technology. The Company will issue 10% of the new subsidiary's shares to its stockholders of record as of September 24, 2001.


As of August 15th 2001, Robert J. Holtz assumed the position as Chief Financial Officer of the Company, and Brian Burke was no longer employed as Acting Chief Financial Officer.


LEASE COMMITMENTS:


    In July 2000, the Company entered into an operating lease for its operating facility for $20,000 per month. The lease was to expire June 2005, with an option to renew the lease for an additional five-year period. The Company was responsible for all operating expenses of the building, which included property taxes and insurance. Under this lease, the Company was provided free rent for the first eight and one-half months. Rental expense is recognized on a straight-line basis over the term of the lease. Rental expense amounted to $182,692 for the nine months ended September 30, 2001. In October 2001 the Company reached an agreement with the landlord to cancel the remaining obligation of the lease without incurring additional costs and negotiated a new lease for a new location on a month to month basis at $6,000 a month.

 (9)  RECLASSIFICATION


    The June 30, 2000 financial information has been reclassified to conform to the current year classification.


(10)  RELATED PARTIES TRANSACTIONS


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


    On January 5, 2001, the Company entered into an agreement with Shadoe Stevens, Inc. to create audio/video presentation material, provide global markets consultation, and provide promotional development services to the Company for a total of $30,000, payable over a three-month period. Mr. Shadoe Stevens is also the Chairman and President of Rhythm Radio Group LLC, a company that has previously received a private investment by Holtz Holdings Corporation (an entity founded in 1999 whose sole shareholder is also the Company's Chairman & CEO).


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

During the period ended September 30, 2001 the officer and majority stockholder of the Company has provided funding in the amount of $68,657 for the working capital of the Company.


(11)  SUBSEQUENT EVENTS


In October 2001, the Company borrowed 100,000 from a third party. The loan is due and payable on December 5, 2001. In consideration for the loan, the Company also issued 100,000 warrants with an exercise price of $.40 to the third party.


In November 2001, the Company issued 300,000 shares of warrants to its legal counsel for in lieu of payment for services performed.


In October 2001, the Company filed Form SB-2 "Registration Statement Under The Securities Act of 1933", with the Securities Exchange Commission to register the issuance of shares of common stock to holders of warrants and options on the Company's stock up to 6,578,523 shares. As of today, this filing is not yet effective.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


CAUTIONARY STATEMENTS


This Form 10-QSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Zeros & Ones, Inc.'s ("ZROS" or the "Company", or "Division") financial condition, results of operations and business. These statements include, among others:


     - statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and


     - statements of ZROS's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS's actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:


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

CURRENT OVERVIEW


Despite significant instabilities in the national landscape and other unanticipated delays caused by the terrorist acts of September 11th, combined also with an existing general downturn in the Internet sector, the Company has successfully maintained operations and made steady progress on executing its overall business plan.


In October 2001, the Company obtained additional capital that met its short-term interim financial needs, thereby allowing it to sustain operations beyond previously determined estimates. In addition, the Company anticipates that it will soon announce both medium-term and long-term funding vehicles that are expected to sustain and advance the parent entity and its subsidiaries.


The collective and individual track records of the Company's management team, the current and future worth of the intellectual property, proprietary technology, and rights owned by ZROS and its subsidiaries provide sustained value to existing shareholders and potential investors. Furthermore, the Company appears to have demonstrated an ability to predict industry trends, such as the emergence of broadband convergence. Accordingly its technological and strategic developments for the last several years have been focused along those lines. Management remains optimistic about present and future opportunities for such developments.


The industry-at-large is now validating the convergence phenomenon more than ever--in every part of the information and entertainment spectrum: from consumer electronics to media to commerce. Despite the aforementioned national setbacks and consolidations of the dot-com era, industry experts appear to agree that a "ubiquitous value network" will overtake what we commonly know as today's Internet. It will operate on and through devices well beyond personal computers to include such devices as television sets, telephones, satellite radios, consumer electronics, and handhelds. The Company expects to see an industry-wide resurgence throughout the first half of 2002 based on a new expansion of the broadband convergence space in which businesses with core holdings and capabilities like Zeros & Ones stand to benefit most.


In the interim, the Company's overall focus is on the survivability of its businesses, stability of internal operations, and vigorous enforcement of the Company's ownership of both key rights and proprietary holdings.


Aggressive efforts continue on MC-10, the Company's video compression technology. This quarter, internal developments have introduced further optimization that surpass previously attained performance levels. MC-10 now yields seven (7) full-length feature films on a single DVD and additional optimization is already in progress that is expected to yield a capacity for an eighth film on the same capacity optical media. In parallel, the Company has been engaged in dialogue with various strategic and non-strategic sources with discussions about funding, licensing, and integration of MC-10 technology and related inventions such as its BetterThanSource image filtering system. Details of those discussions are confidential at this time.


As of October of 2001, the Company achieved another significant reduction in infrastructure costs by relocating to a new location. The Company's prior offices were obtained during the heyday of the dot-com era at which point its Santa Monica location came at a premium that, in our opinion, is no longer appropriate for today's market. Management decided that it would be more fiscally responsible to relocate to space that would still serve the needs of the Company's staff and clientele, allow it to stay in the same general geographical area, and continue operations. The Company successfully and amicably terminated its multi-year lease commitment to its prior space and was even able to receive a reimbursement of the majority of its initial security deposit in November of 2001. As a result of this change, monthly infrastructure costs have now been reduced to roughly one-fourth their original contribution to the overall burn rate. Because the new office is in the same general vicinity, all staff was able to relocate without any special monetary consideration.

The Company believes taking these cost reduction measures can be expected to provide the means to allow several pivotal steps, already defined, related to funding and sustaining operations to be completed.


ZEROS & ONES TECHNOLOGIES


     The Company believes its technological developments represent the most significant aspect of current and future shareholder value. Enacted by the Office of the Chairman in November of 2000, the "Acres of Diamonds" Patent Initiative is an ongoing directive from Management to concentrate its energies on building technologies and rolling them out using the following four-part model for dissemination: 1) Invent/Acquire, 2) Develop/Evolve, 3) Patent/Protect, 4) License/Deploy/Spin-Off.


     As stated above, MC-10 and its related technologies are flagships that are anticipated to lead the way for the other innovations owned and developed by the Company. To focus on those opportunities, Zeros & Ones Technologies, Inc. was recently formed as a privately held subsidiary. On November 30, 2001, a dividend transaction representing 10% direct ownership by the public shareholders of record on September 24, 2001 of ZROS is expected to be completed. Zeros & Ones, Inc., the publicly held parent company, owns the remaining 90%. Additional dividend(s) will be issued directly to public shareholders in the future.


     During the first week of November of 2001, Zeros & Ones reached what we believe to be a major achievement in protecting its proprietary technology. The previously disclosed multi-million dollar lawsuit filed by ICU Security, Inc. against Zeros & Ones, Inc. was settled out of court. Under the terms of the settlement, ICU has entirely dropped its lawsuit and waives any and all claims against Zeros & Ones including without limitation any and all claims related to the compression technology of Zeros & Ones.


     Zeros & Ones, accordingly, agreed to drop its counterclaims against ICU, convey 200,000 shares of restricted Zeros & Ones stock and pay $20,000 in cash to ICU as opposed to the original sought after $10 million figure. While management and its counsel believed that Zeros & Ones had a very strong position with regard to this lawsuit, management elected to settle when the opportunity presented itself largely to avoid the ongoing costs, uncertainty and time requirements of any lawsuit. The total cost of settlement is estimated by the Company and its legal counsel to be a fraction of what it would have cost the Company to fund the lawsuit through trial and any appeals. The Company is currently in negotiations with its insurance carrier regarding the costs of litigation and settlement of this matter and expects to recover a mid-five figure amount against its insurance claim. Resolution of this matter is an accomplishment that is expected to allow business initiatives for the MC-10 project to move forward and it also entirely eliminates another major component to the burn rate.


     The Company owns more than 75 (seventy-five) inventions, which include, but are not limited to, Motion Video Compression, Image Compression, Visual Noise Reduction, Stereoscopic 3D, Wireless Data Error Correction, Video-to-Vector Conversion, T-commerce processing, and Image Recognition. For the purpose of protecting the confidentiality of these inventions to maximize the patent rights of the Company, public statements concerning these proprietary technologies will be issued only after provisional patent applications have been filed with the United States Patent and Trademark Office (USPTO).


ZEROS & ONES ENTERTAINMENT


     In September of 2001, Zeros & Ones Entertainment announced that it had successfully launched "Paul Frank's Julius & Friends." The show debuted exclusively on SONY's broadband creativity platform ScreenBlast (www.screenblast.com). The Company has successfully delivered all episodes promised to Mondo Media as per an existing agreement whereas Mondo Media is to syndicate the Company's content to its network, beginning with SONY ScreenBlast. Mondo Media (www.mondomedia.com), which is privately held, is the Internet's leading syndicate of entertainment content with distribution partners that include the most recognized names on the Internet: SONY ScreenBlast, Yahoo! Broadcast, WB Online, Excite@Home, Lycos, NBCi, Real Networks, AtomShockwave, and others. Mondo Media presents its "Mondo Mini Shows" through its powerful distribution network to an audience of millions of fans and animation enthusiasts.


ZEROS & ONES STUDIOS


     Zeros & Ones Studios continues to actively solicit its services, such as "transmedia" animation, online game development, and T-commerce solutions. The focus for Studios now is total profitability. Most every expense of this group must be directly supported by revenue.


     The Company believes one of the most compelling features of Zeros & Ones Studios is its "transmedia" process, which allows designers to create vector-based animations that can be authored once but published at the highest possible native resolution for multiple platforms including web, television, print, HDTV, and film - again, all from a single digital source.


     Clients that have used these services include but are not limited to, Pearson Television, Electronic Arts, NLSI, Blue Chip Films, Sonar, and Zeros & Ones Entertainment (in cooperation with Mondo Media).


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


     Since .NET is aimed at accelerating this next generation of distributed computing, the Company sees many opportunities for T-Commerce and ITV solutions that harness the power of .NET, including the repositioning of ZROS' own Z-Transact engine, originally intended for e-commerce applications, as a .NET T-commerce software service.


ICTV, Inc.


     ICTV continues to be a key partner for the Company's efforts to be a prominent participant in the ITV and convergence phenomenon. The Company has had numerous recent strategic conversations, under the auspices of its existing mutual non-disclosure agreement, about internal developments and projected short-term objectives at Zeros & Ones Technologies.


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


     Investors and strategic partners of ICTV include ACTV (Nasdaq:IATV), Adelphia (Nasdaq:ADLAC), Cox (NYSE:COX), Lauder Partners, Liberty Digital (Nasdaq:LDIG), Motorola (NYSE:MOT), OpenTV (Nasdaq:OPTV), Shaw Communications (NYSE:SJR and TSE:SJR.B), and Gemstar -- TV Guide (Nasdaq:GMST).


WildTangent, Inc.

     WildTangent creates enabling technology to build richer, more exciting Internet experiences by blending 3D graphics, sound, animation and interactivity using the WildTangent Web Driver(TM). The Company has ahead-of-general-release access to advanced code from WildTangent such as their "virtual bandwidth" technology and "Updater" technology.

     Founded by former Microsoft Evangelist and DirectX creator Alex St. John, and Cambridge mathematician Jeremy Kenyon, WildTangent serves as a valued partner for both the Company's content-oriented and technology-oriented initiatives.

LOOKING FORWARD


The Company has reduced the monthly burn rate to record levels while still maintaining timelines for projects that can contribute to its survivability and market position. In October and November, the Company's substantial reduction in infrastructure costs, move to more affordable facilities, and resolution of major litigation indicate, in our opinion, that the Company's Management is aggressive and responsible about keeping Zeros & Ones a going concern.


Management believes the tech sector is gradually resurging and that its technology holdings, particularly MC-10, are useful solutions that address pressing and timely needs by the satellite, interactive television, video-on-demand, and home video industries. As a result of the September 11th incidents, the Company is now actively exploring real-world applications for its technology and expertise that may contribute revenue in the immediate future in the areas of image recognition, security encoding, and convergent telephony. By being conservative about expenses, focused on our unique strengths, and decisive about our initiatives, the Company anticipates that it will be able to survive and prosper.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

Total revenue for the nine-month period ending September 30, 2001 was $344,253 as compared to $640,004 for the nine-month period ending September 30, 2000. The decrease in revenue is due to the Company moving away from website development, combined with shifting the Company's concentration on the development of its technology versus work-for-hire projects. Operating costs are expected to exceed revenue in the foreseeable future as the Company (1) continues to acquire new technology rights when the opportunities arise, (2) continues the development of the digital video compression software, and (3) continues to develop new properties for sale as web-based shows and television shows. For the nine months ended September 30, 2001, the Company's consolidated net loss was $3,092,828 as compared to a consolidated net loss of $3,292,974 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no combined net cash at September 30, 2001 as compared to net cash of $3,454,034 as of September 30, 2000. The Company had a net working capital deficit (i.e. the difference between current assets and current liabilities) of $219,027 at September 30, 2001 as compared to a working capital surplus of $1,817,617 at December 31, 2000. Cash flow utilized for operating activities was $2,093,876 for the nine months ended September 30, 2001 as compared to cash utilized for operating activities of $2,446,026 during the nine months ended September 30, 2000. The decrease of cash utilized in operating activities is due to a reduction in staff and associated burn rate as compared to the first nine months of 2000. For the nine months ended September 30, 2001, the Company's capital needs have primarily been met from the remaining proceeds of a private placement of common stock and warrants made by the Company in 2000.

The Company will need to obtain an additional $300,000 in operating capital to permit continuing operations through December 2001. There is no assurance that the Company will obtain the additional working capital that it needs. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company currently continues to incur operating deficits, which are expected to continue until its business model is fully developed.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

                On August 14, 2000, a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, and Bernard Butler-Smith. The complaint alleged that trade secret information was improperly passed from Butler-Smith to the Company and Holtz. The complaint had sought damages in the amount of $10,000,000. The Company and the individual defendants filed multiple counterclaims against ICU Security, Inc. The named individual defendants and the Company denied any wrongdoing and vigorously defended this action. Investigation into this matter resulted in substantial defenses.

During the first week of November of 2001, the lawsuit filed by ICU Security, Inc. against Zeros & Ones, Inc. was settled out of court. Under the terms of the settlement, ICU has entirely dropped its lawsuit and waives any and all claims against Zeros & Ones including without limitation any and all claims related to the compression technology of Zeros & Ones.


Zeros & Ones, accordingly, agreed to drop its counterclaims against ICU, convey 200,000 shares of restricted Zeros & Ones stock and pay $20,000 in cash to ICU as opposed to the original sought after $10,000,000 figure. While management and its counsel believed that Zeros & Ones had a very strong position with regard to this lawsuit, management elected to settle when the opportunity presented itself largely to avoid the ongoing costs, uncertainty and time requirements of any lawsuit. The total cost of settlement is estimated by the Company and its legal counsel to be a fraction of what it would have cost the Company to fund the lawsuit through trial and any appeals. The Company is currently in negotiations with its insurance carrier regarding the costs of litigation and settlement of this matter and expects to recover a mid-five figure amount against its insurance claim.

                On October 30, 2000, Zeros & Ones, Inc. initiated litigation against the former Chief Executive Officer. The complaint, filed in Los Angeles Superior Court, alleges among other things, that in connection with Zeros & Ones' acquisition of Quantum Arts, Inc. in 1999 (of which the former Chief Executive Officer was represented as 100% owner and Chief Executive Officer), the former Chief Executive Officer intentionally or negligently misrepresented to the Company (i) his ownership interest in Quantum; and (ii) Quantum's ownership interest in certain stereoscopic 3D technology. On November 29, 2000, the former Chief Executive Officer filed a countersuit against the Company claiming approximately $900,000 in damages plus punitive damages. The Company reached a complete and mutual settlement in July 2001 dropping all claims and affirming 100% ownership of the aforementioned stereoscopic 3D technology.

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


Date: November 20, 2001                 By:  /s/ ROBERT J. HOLTZ


                                        --------------------------------------
                                        Robert J. Holtz
                                        Chairman of the Board,
                                        Chief Executive Officer, Chief
                                        Financial Officer and President