Form 10KSB
period 2001-12-31
ZEROS & ONES INC
filed 2002-04-16
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2001

ZEROS & ONES, INC.

(Exact Name of Registrant as specified in its Charter)

COMMERCIAL LABOR MANAGEMENT, INC.

(Former Name: Change Effective July 1, 1999)

NEVADA	88-0241079
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11611 SAN VICENTE BLVD., SUITE 615, LOS ANGELES, CA 90049
(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, including Area Code: (310) 399-9901

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes No

☒   ☐

Indicate the number of shares outstanding of each of the issuer’s classes

ARMANDO C. IBARRA

CERTIFIED PUBLIC ACCOUNTANTS

(A Professional Corporation)

Armando C. Ibarra, C.P.A.	Members of the California Society of
Armando Ibarra, Jr., C.P.A.	Certified Public Accountants

To the Board of Directors of

Zeros & Ones, Inc.

(A Development Stage Company)

INDEPENDENT ACCOUNTANTS’ REPORT

We have compiled the accompanying balance sheet of Zeros & Ones, Inc. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.  We have not audited or reviewed the accompanying 2001 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 2000 were audited by other accountants, whose report dated January 26, 2001, included an explanatory paragraph that described the Company’s going concern uncertainty discussed in Note 2 to the financial statements.

Armando C. Ibarra, CPA-APC

April 13, 2002

Chula Vista, California

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$—	$2,071,695
Trade accounts receivable - net of allowance for doubtful accounts	7,000	100,000
Employee advances - related party	—	44,500
Prepaid expenses	13,570	85,387
Total Current Assets	20,570	2,301,582

Property & equipment - net of accumulated depreciation &amortization	583,658	746,939

Other Assets
Intangible assets - net of accumulated amortization	131,129	160,254
Other assets	126,120	136,189
Total Other Assets	257,249	296,443

TOTAL ASSETS	$861,477	$3,344,964

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$340,824	$165,857
Accrued payroll and vacation	40,000	76,055
Deferred rent	151,784	112,692
Deferred stock option compensation	400,300	21,156
Unearned revenue	—	40,000
Due to officer	68,657	—
Current portion of obligations under capitalized leases	67,505	68,205
Total Current Liabilities	1,069,070	483,965

Long-Term Liabilities
Deferred stock option compensation	—	54,066
Obligations under capitalized leases, less current maturities	11,434	—
Total Long-Term Liabilities	11,434	54,066
TOTAL LIABILITIES	1,080,504	538,031

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, ($.001 par value, 2,000,000 shares authorized; none issued and outstanding as of December 31, 2001 and 2000.)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 23,911,858 and 23,695,190 shares issued and outstanding as of December 31, 2001 and 2000, respectively.)	23,912	23,695
Paid-in capital	17,228,472	17,161,821
Accumulated deficit during development stage	(17,471,411)	(14,378,583)
Total Stockholders’ Equity / (Deficit)	(219,027)	2,806,933

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)	$861,477	$3,344,964

See Notes to Consolidated Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2001	Year Ended December 31, 2000	From Inception to December 31, 2001
	(Unaudited)	(Audited)
Revenues	$344,253	$805,004	$1,972,478
Cost of sales	235,986	658,112	1,325,146
Gross Profit	108,267	146,892	647,332

Loss on investment in related party	—	—	5,143,351
Bad debt for related party	—	89,800	573,469
Bad debt expense	—	234,639	234,639
Write-off of capitalized software costs	—	322,993	322,993
Research & development expense	55,101	—	55,101
General & administrative expenses	3,179,711	4,453,004	11,852,837
Total Expenses	3,234,812	5,100,436	18,182,390

Other Income & (Expenses)

Interest income	—	169,160	169,160
Settlement of lawsuit	—	100,546	100,546
Miscellaneous other income	33,717	1,620	35,337

Total Other Income & (Expenses)	33,717	271,326	305,043
Net Loss	$(3,092,828)	$(4,682,218)	$(17,230,015)

Basic loss per share	$(0.13)	$(0.21)

Weighted average number of common shares outstanding	23,799,360	22,652,268

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity / (Deficit)

From Inception through December 31, 2000 (Audited) and through December 31, 2001 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Receivable from Stockholder	Accumulated Deficit During Development Stage	Total

	Shares	Amount	Shares	Amount
Balance at January 1, 1999	7,038,000	$55,000	605,180	$6,051,800	$247,932	$—	$(6,117,654)	$237,078

Shares issued to shareholders of CLMI	2,663,823	—	—	—	—	—	—	—

Shares issued for cash	—	—	252,128	2,521,284	—	—	—	2,521,284

Shares issued for assets purchased at transferor’s basis	660,000	—	—	—	421,957	(292,300)	—	129,657

Exchange of preferred stock to common stock at exchange ratio	8,773,878	8,573,084	(857,308)	(8,573,084)	—	—	—	—

Shares issued for services	122,724	61	—	—	191,870	—	—	191,931

Shares issued for deferred offering cost	150,000	50	—	—	257,950	—	—	258,000

Shares issued for private placement	122,727	41	—	—	179,959	—	—	180,000

Exercise of warrants	92,883	31	—	—	92,852	—	—	92,883

Cancellation of shares	(2,120,541)	—	—	—	—	—	—	—

Net loss, December 31, 1999	—	—	—	—	—	—	(3,578,711)	(3,578,711)
Balance, December 31, 1999	17,503,494	8,628,267	—	—	1,392,520	(292,300)	(9,696,365)	32,122

Net proceeds from private placement and warrants	5,988,568	5,974	—	—	6,949,555	—	—	6,955,529

Payments on receivable from stockholder	—	—	—	—	—	202,500	—	202,500

Write off of receivable from stockholder	—	—	—	—	—	89,800	—	89,800

Shares issued for offering services related to private placement	148,128	148	—	—	118,852	—	—	119,000

Shares issued for services rendered	55,000	55	—	—	90,145	—	—	90,200

Allocation of par value to additional paid-in capital	—	(8,610,749)	—	—	8,610,749	—	—	—

Net loss, December 31, 2000	—	—	—	—	—	—	(4,682,218)	(4,682,218)
Balance, December 31, 2000	23,695,190	23,695	—	—	17,161,821	—	(14,378,583)	2,806,933

Shares issued for services	33,410	33	—	—	14,093	—	—	14,126

Shares issued for services	90,000	90	—	—	24,173	—	—	24,263

Shares issued for employee compensation	3,000	3	—	—	1,425	—	—	1,428

Exercise of warrants	80,258	81	—	—	24,570	—	—	24,651

Options granted for services	—	—	—	—	2,400	—	—	2,400

Exercise of warrants	10,000	10	—	—	(10)	—	—	—

Net loss, December 31, 2001	—	—	—	—	—	—	(3,092,828)	(3,092,828)
Balance, December 31, 2001	23,911,858	$23,912	—	$—	$17,228,472	$—	$(17,471,411)	$(219,027)

See Notes to Consolidated Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2001	Year Ended December 31, 2000	From Inception to December 31, 2001
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,092,828)	$(4,682,218)	$(17,230,015)
Depreciation and amortization expense	197,979	183,772	571,704
Stock issued for services	66,868	209,240	467,997
Bad debt - trade accounts receivable	—	234,639	628,508
Bad debt from stockholder	—	89,800	179,600
Write-off of software development costs	—	322,993	322,993
Loss on investment in related party	—	—	5,143,351
Write-off of investment	—	50,000	50,000
Loss on retirement of property & equipment	6,861	—	6,861
(Increase)/Decrease in trade accounts receivable	93,000	(309,639)	(241,639)
(Increase)/Decrease in accounts receivable - stockholders	—	202,500	202,500
(Increase)/Decrease in due to and from related party	—	—	(339,869)
(Increase)/Decrease in employee advances - related party	44,500	(44,500)	—
(Increase)/Decrease in prepaid expenses	71,817	(85,387)	(35,170)
(Increase)/Decrease in gain from disposal of assets	779	—	779
Increase/(Decrease) in accounts payable & accrued exp.	174,967	23,076	309,182
Increase/(Decrease) in accrued officer salary	—	(107,500)	—
Increase/(Decrease) in accrued payroll & vacation	(36,055)	76,055	40,000
Increase/(Decrease) in deferred rent	39,092	112,692	151,784
Increase/(Decrease) in deferred stock option compensation	379,144	21,156	400,300
Increase/(Decrease) in unearned revenue	(40,000)	40,000	0
Net cash (used) by operating activities	(2,093,876)	(3,663,321)	(9,371,134)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(12,888)	(658,959)	(743,412)
Proceeds from disposal of property and equipment	4,675	—	4,675
Acquisition of goodwill	—	—	(120,000)
Acquisition of intellectual property	(5,000)	—	(5,000)
Investment in related party	—	—	(5,143,351)
Increase in software development costs	—	(282,993)	(322,993)
Other assets	10,069	(191,600)	(142,494)
Net cash (used) by investing activities	(3,144)	(1,133,552)	(6,472,575)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit	—	—	10,919
Proceeds on notes payable - stockholders	—	—	330,000
Increase in due to officer	68,657	—	68,657
Proceeds from issuance of warrants and private placements	—	7,213,488	7,486,368

Proceeds from issuance of common stock	—	—	259,078
Payments on obligations under capitalized leases	(43,332)	(56,625)	(118,990)
Payments on notes payable - stockholders	—	(270,724)	(330,000)
Payments on notes payable - goodwill	—	(87,500)	(87,500)
Payment on line of credit	—	(10,919)	(10,919)
Issuance of preferred stock	—	—	8,573,084
Dividends distributed	—	—	(232,988)
Draws by proprietor	—	—	(104,000)

Net cash provided by financing activities	25,325	6,787,720	15,843,709
Net increase (decrease) in cash	(2,071,695)	1,990,847	—

Cash at beginning of year	2,071,695	80,848	—
Cash at end of year	$—	$2,071,695	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$5,894	$23,700	$28,816

Income taxes paid	$5,600	$11,309	$11,309

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of fixed assets under capitalized leases	$—	$130,527	$298,030

Stock issued for services	$66,868	$90,200	$282,089

Stock issued for offering services related to private placement	$—	$119,000	$119,000

Stock issued for deferred offering cost	$—	$—	$258,000

Issuance of common stock for equipment	$—	$—	$161,839

Issuance of common stock for accounts receivable	$—	$—	$292,300

Issuance of common stock for accounts payable	$—	$—	$(5,459)

Notes payable issuance for goodwill	$—	$—	$87,500

Services received from stockholders for settlement of accounts receivable	$—	$202,500	$202,500

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Weighted Average Analysis

Year Ended December 31, 2001		Common Shares	Cumulative Common Shares	Days 365	Weighted Average
	1-Jan-01		792,200	0	0
	1-Jan-01	4,000	796,200	39	85,073
	9-Feb-01	113,500	909,700	83	206,863
	3-May-01	83,300	993,000	131	356,392
	11-Sep-01	453,846	1,446,846	19	75,315
	30-Sep-01	3,500,000	4,946,846	33	447,249
	2-Nov-01	200,000	5,146,846	60	846,057
	1-Jan-02

Shares Issued ‘00

Cumulative Shares ‘00			0	365

Weighted Average Number of Common Shares Outstanding					2,016,950

	Earning (Loss) Available to Common Stockholders					(3,092,828)
		Basic Earnings (Loss) Per Share				(1.5334)

Year Ended December 31, 2000		Common Shares	Cumulative Common Shares	Days 366	Weighted Average
	1-Jan-00		3,860,000	208	2,193,661
	27-Jul-00	2,022,000	5,882,000	27	433,918
	23-Aug-00	1,000,000	6,882,000	23	432,475
	15-Sep-00	1,000,000	7,882,000	80	1,722,842
	4-Dec-00	40,000	7,922,000	28	606,055
	1-Jan-01

Shares Issued ‘00		4,062,000

Cumulative Shares ‘00			7,922,000	366

Weighted Average Number of Common Shares Outstanding					5,388,951

	Earning (Loss) Available to Common Stockholders					(4,682,218)

		Basic Earnings (Loss) Per Share				(0.8689)

NOTE:         EARNING PER SHARE = EARNING (LOSS AVAILABLE TO COMMON STOCKHOLDERS / WEIGHTED) SHARES OUTSTANDING

See Notes to Consolidated Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of December 31, 2001

NOTE 1.        HISTORY AND ORGANIZATION OF THE COMPANY

Zeros & Ones, Inc. (formerly Commercial Labor Management, Inc.) is a Nevada corporation (the “Company”) organized October 19, 1988. The Company was originally incorporated in Nevada under the name Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June 1993, the Company acquired Sono International, Inc. (“Sono”), but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March 1995, the Board approved the merger with Commercial Labor Management, Ltd. Which was handled as a reverse merger, and also approved a name change to Commercial Labor Management, Inc. The name change was made, but the merger was rescinded and never completed.

Effective July 1, 1999, the Company entered into a Plan of Reorganization and Asset Purchase Agreement to purchase 100% of the assets of Zeros & Ones, Inc., A Delaware corporation (“ZOI-DE”), and Plans of Reorganization and Exchange Agreements to acquire 100% of the total issued and outstanding shares of stock of (1) Quantum arts, Inc. (“QA”), (2) EKO Corporation(“EKO”), (3) Polygonal Research Corporation (“PRC”), (4) KidVision, Inc. (“KV”), and (5) Wood Ranch Technology Group, Inc.(“WRTG”), in exchange for the issuance of the Company’s common stock plus the issuance of a note in the amount of $300,000 payable to the stockholder of QA for reimbursement of expenses. As of part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, inc. (“PWE”) to acquire 100% of the total issued and outstanding capital stock of PWE in consideration for the issuance of the shareholders of PWE. Under the Plan of reorganization, QA, EKO, PRC, KV, WRTG, PWE, and assets acquired from ZOI-DE, referred as “the Group”, are merged into one company and are accounted for in a manner similar to a pooling of interest as if they under common control. After the effective date of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement No. 16, paragraph 70, reverse to a reverse merger. The business combination of the Group and the Company is accounted for under the purchase method in which the purchase price $207,500 cash paid and liabilities assumed of the Company are allocated to the fair market value of assets and liabilities acquired. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

NOTE 2.        ACCOUNTING POLICIES AND PROCEDURES

a.   Business Activity

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

b.   Development Stage Enterprise

The Company is a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” All loses accumulated since inception of Zeros & Ones, Inc. have been considered as part of the Company’s development stage activities.

The unaudited cumulative statements of operations and cash flows during the development stage consist of the results from operations from various entities within the group. The date of inception of each entity within the group of companies comprising the parent and its wholly owned subsidiaries (collectively the “Group”). The date of inception of each entity within the Group varies with dates of inception ranging from January 19, 1996 to April 1, 1998. Information from dates of inception to December 31, 1997 and for the twelve months ended December 31, 2001 is unaudited.

c.   Revenue Recognition

The Company generally recognizes sales under fixed-price-type contracts as deliveries are made or at the completion of contractual billing milestones that equate to the completion of a specific component of the contract.

d.   Principles of Consolidation

The consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Pillar West Entertainment, Inc. (PWE), Polygonal Research Corporation, KidVision, Inc. and Wood Ranch Technology Group, Inc. All significant intercompany transactions and balances have been eliminated.

e.   Net Loss per Share

All presented data reflects the retroactive effect of the three-for-one stock split on February 25, 2000.

For the year ended December 31, 2001, the per share data is based on the weighted average number of common equivalents shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in manner similar to a stock split, even if anti-dilutive.

f.   Comprehensive Income

Comprehensive loss consists of net loss from operations only.

g.   Use of Estimates

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

h.   Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

i.   Property and Equipment

Property and equipment, recorded at cost, are depreciated or amortized using the straight-line method over the estimated useful lives of the assets, which are generally three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or lease. The Company has adopted Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of “(SFAS No. 121”). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of asset to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less cost of sell. Adoption of this statement did not materially impact the Company’s financial position, results of operations or liquidity.

NOTE 3.        MAJOR CUSTOMERS

For the year ended December 31, 2000, 76.2% of the Company’s revenues were generated by two customers. These same two customers represents 61.6% of the trade accounts receivable at December 31, 2000.

NOTE 4.        ACCOUNT RECEIVABLE FROM STOCKHOLDERS

In July 1999, the Company received $292,300 of accounts receivable from stockholder as part of assets purchased in exchange for the Company’s stock and accordingly, these accounts receivable from the stockholder are classified as contra account to stockholder’s equity. As of March 31, 2000, services performed by stockholder in the amount of $202,500 were used to offset a portion of the balance of the account receivable from the stockholder. In June 2000, the Company determined that the balance of the account receivable from the stockholder was uncollectible and, therefore, wrote off the balance.

NOTE 5.                         PROPERTY & EQUIPMENT

A summary is as follows :
Computer & equipment	$122,653
Furniture & Fixtures	64,997
Electronic Equipment	29,693
Office Equipment	2,016
Software-Internal Use	3,219
Leasehold Improvements	476,453
Equipment Under Capitalized Leases	185,829

884,860
Accumulated depreciation and amortization	(137,921)

Property & Equipment - net	$746,939

Accumulated depreciation on equipment under capitalized leases amounted to $58,189 for the year ended December 31, 2000. Depreciation and amortization expense totaled $142,276 for the year ended December 31, 2000.

NOTE 6.                         INTANGIBLES

Goodwill	$207,500
Intellectual Property	64,997

222,500
Accumulated depreciation and amortization	(62,246)

Intangible Assets – net	$160,254

Amortization expenses totaled $41,496 for the year ended December 31, 2000.

NOTE 7.        INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,471,411. The net operating loss carryforwards expire through 2012 and are available to offset future income tax liabilities.

Temporary differences, which give, rise to deferred tax assets and liabilities at December 31, 2001 are as follows:

Net operating loss carryfoward		$5,503,494
Valuation allowance		$5,503,494

Net deferred taxes	$	— 0 —

A full valuation allowance has been established for the Company’s net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

Under the Tax Reform Act of 1986, the amount of benefit from net operating losses and tax credit carryfowards may be impaired, or limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period.  During 2000 and 2001 the Company experienced stock ownership changes as described in Note 1, which could limit the utilization of its net operating loss carryforward in future periods.

NOTE 8.        CAPITAL STOCK

a.   Preferred stock

The authorized capital stock of the Company includes 2,000,000 shares of preferred stock, par value $0.001 per share, none of which is issued or outstanding.

b.   Common stock

During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 5,523,204 shares of the Company’s common stock at a purchase price $1.46 per share and 5,523,204 warrants at an exercise price of $1.83 per share. The Confidential Private Placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.  The securities issued pursuant to the Confidential Private Placement were restricted securities as defined in Rule 144.  The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. Additionally 150,000 shares of the Company’s common stock were issued for services rendered in connection with this confidential private placement.  An additional 180,300 warrants exercisable until March 31, 2005 at a price of $1.83 per share and 77,200 warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this confidential private placement.

During February 2000, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000 par value $.001.  The Company also declared a three-for-one stock split.  The stock split was effective on February 2000.  In July 2000, the Company’s Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the “Plan”).  Under the Plan, the Company may grant up to 4,500,000 stock options to purchase up to 4,500,000 share of the Company’s common stock.

The Company reallocated $8,610,749 between common stock and paid in capital to reflect the par value of shares outstanding as of December 31, 2000.

NOTE 9.        STOCK OPTIONS

In July 2000, the Company’s Board of directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the “Plan”). The Company’s 2000 nonqualified stock option plan permits the grant of stock options to any employee or director of the Company. Under the terms of the plan 4,500,000 shares are authorized for issuance upon exercise of options. Under the nonqualified plan, options have been granted with an exercise price equal to the fair market value of the Company’s stock on the date of the grant and expire ten years after the grant date. Vesting is over a four-year period commencing with the employees’ hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four year vesting.

Information concerning stock options issued to directors, officers, and other employees is presented in the following table.

	2001	2000	Weighted Average Option Price
Outstanding at beginning of year	778,100	0	$1.00
Granted	0	923,100	$0.98
Exercised	0	0	N/A
Canceled, expired, or forfeited	0	(145,000)	$1.00
Outstanding at end of year	778,100	778,100	$0.98
Options exercisable at end of year	86,455	81,830	$1.00

Fixed options outstanding and exercisable at December 31, 2001 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 0.63 to $ 1.06	778,100	9.75 years	$0.98	81,830	$1.00

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant.  On the variable stock options, a total of $21,156 was recognized as expense in 2000.  If the Company had recognized compensation expense for the fixed options based on the value as determined by the Black-Scholes option pricing model, in accordance with SFAS No. 123, the pro forma net income and earnings per share would be as follows for 2000.  The effect of SFAS No. 123 for 2001 has not been determined.

Net income (loss)-as reported	$(4,682,218)
Net income (loss)-pro forma	(5,577,018)
Basic and fully diluted EPS-as reported	(0.21)
Basic and fully diluted EPS-pro forma	(0.25)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The following assumptions were used in Black-Scholes model determining fair value:

Risk-free interest rate	5.80%
Expected life in years	10.00%
Expected volatility	150.00%
Expected dividend yield	0.00%

NOTE 10.      CONTINGENCIES

In July 2001, the Company reached a final settlement with Steve Schklair, former director and officer, in regards to their respective legal action against each other. The settlement involves no exchange of cash between the parties. The Company will not have to recognize any expense as the result of this settlement. The settlement puts certain restrictions on how Mr. Schklair may sell the Company’s shares that he owns on the open market.

On August14, 2000, a complaint was filed in the Superior Court for the State of California and for the County of Los Angeles in an action entitled ICU Security, Inc. v. Zeros & Ones, Inc., Robert Holtz, Bernard Butler-Smith. The complaint alleged that trade secret information was improperly passed from Butler-Smith to the Company and Mr. Holtz.  The complaint had sought damages in the amount of $10,000,000. The Company and the individual defendants filed multiple counterclaims against ICU Security, Inc. The named individual defendants ant the Company denied any wrongdoing and vigorously defended this action. Investigation into this matter resulted in substantial defenses.

During the first week of November of 2001, that lawsuit filed by ICU Security, Inc. against Zeros & Ones, Inc. was settled out of court. Under the terms of the settlement, ICU has entirely dropped is lawsuit and waives any and all claims against Zeros & Ones including without limitation any and all claims related to the compression technology of Zeros & Ones.  Zeros & Ones, accordingly, agreed to drop its counterclaims against ICU, convey 200, 000 shares of restricted Zeros & Ones stock and pay $20,000 in cash to ICU as opposed to the original sought after $10,000,000 figure.

Paul Frank Industries (“PFI”) filed a legal action against the Company requesting that the court advise them and the Company of their respective rights under the Exclusive Media Rights Agreement between the parties. In addition, PFI requested the court to prevent the Company from entering into future third party agreements under the Exclusive Media Rights Agreement without the prior approval of PFI. The Company disputes the approval rights the PFI is claming and intends to vigorously and broadly defends its rights. PFI’s action has no effect on existing agreements related to the Company’s production of Paul Frank’s Julius & Friends.

In a related action, PFI’s requested for a temporary restraining order to prevent the Company for entering into third party agreements involving PFI characters was denied by the court because, among other things, PFI did not demonstrate to the court that PFI was likely to succeed on the merits.

NOTE 11.      LEASE COMMITMENTS

In July 2000, the Company entered into an operating lease for its operating facility for $20,000 per month subject to annual increases. The lease was to expire June 2005, with an option to renew the lease for an additional five-year period. The Company was responsible for all operating expenses of the building, which included property taxes and insurance. Under this lease, the Company was provided free rent for the first eight and one-half months. Rental expense is recognized on a straight-line basis over the term of the lease. In October 2001 the Company reached an agreement with the landlord to cancel the remaining obligation of the lease without incurring additional costs. Physical operations are now being consolidated with Join Employers Group’s offices at 12070 Telegraph Road, Suite 100, Santa Fe Springs, California, 90670.

NOTE 12.      SUBSEQUENT EVENTS

In the first quarter 2001 the Company entered into an agreement to purchase Joint Employers Group (A California Corporation). Proforma and details of this transaction have been filed with the SEC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Form 10-KSB contains financial projections, synergy estimates and other “forward-looking statements” as that term is used in federal securities laws about Zeros & Ones, Inc.’s (“ZROS” or the “Company”, or “Division”) financial condition, results of operations and business. These statements include, among others:

•   statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

•   statements of ZROS’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS’s actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

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

CURRENT OVERVIEW

During the fourth quarter of 2001, the Company began discussions to acquire Joint Employers Group, Inc. and began the process of developing a plan whose key focus was servicing and expanding that business.

The Company has since successfully completed the acquisition of Joint Employers Group and successfully obtained two letters of intent from outside sources to provide the Company with Letters of Credit intended to replace an existing reserve already in place between Joint Employers Group and one of its insurance carriers.  The insurance carrier is currently considering these offers and has indicated a willingness to complete this transaction, provided it were guaranteed by a banking institution that has been approved by the NAIC (National Association of Insurance Carriers).  The Company is presently in negotiations with a particular NAIC-approved source.  This process is expected to release approximately $1.5 million dollars in working capital in the form of cash and letters of credit already in JEG.

In addition to stabilizing both companies, the funds will be utilized on the ongoing development of the Company’s technology holdings, with special focus on its MC-10 image compression and BetterThanSource image filtering.

Joint Employers Group provides outsource PEO solutions for handling all aspects of human resources, payroll, healthcare, benefits, safety, workers compensation issues, and employment compliance administration.  The acquisition adds approximately $47 million in annual revenues and has also empowered the Company to migrate its e-business services from the shrinking dot-com space into the growing PEO/employee leasing industry.

OVERVIEW OF JEG GROWTH PLAN

The Company has two independent but fully compatible growth opportunities that it intends to pursue in parallel.  One of these growth opportunities involves doubling the Company’s core business within 18 months will little additional overhead, while the other involves an innovative approach to dealing with individual entrepreneurs, such as freelance writers, animators, graphic artists, and attorneys, for example.  It also involves the strategic application of its corporate parent’s existing Internet and Intranet technologies, expertise, and large software code base.

The PEO industry is growing by more than 35% every year (source: peo.com).  Ten years ago, the industry was still in its infancy.  Today, there are more than 2,000 PEOs in the United States co-employing more than two (2) million workers — from lawn maintenance workers to attorneys.  It is a conservative growth trend that the Company expects to accelerate in coming years.

Typically when a PEO reaches 600 to 800 employees, it begins to realize stable profitability.  Most “mom & pop”-owned PEOs stay at that level.  When those PEOs become medium-sized (at approximately 2,000) employees they often begin finding that their “home-grown” systems become increasingly inadequate to handle sustained growth beyond a doubling or tripling of their business-base (often with a declining percentage of profitability).  Hence, administration becomes increasingly labor intensive, and they remain static within this middle category level due to their administrative infrastructure.

On the other hand, those PEOs that develop a high degree of automation and integration within their administrative systems as they reach a business base of 2,000 employees normally scale to double in size very rapidly with little additional overhead required, which in turn yields increasing rates of net profit.

In concert with the planned revenue growth, the Company intends to improve profitability and the average quality of its client base by achieving the following objectives:

1.               Increase both the number of employees under the Company’s management as well as the average income level of employees under contract; thus increasing revenue and profitability.  The Company will achieve this, in part, by targeting growth in market sectors with per capita incomes exceeding $30,000/annum.

2.               Diversify the customer mix.

3.               Target geographic areas in California for development as technology centers, in both Southern and Northern California.

4.               Achieve a broader base of investor and strategic partners that can leverage and expand the PEO customer base.

5.     Take advantage of the Company’s management team’s recognition that the network within the PEO and insurance industries supports numerous opportunities for cost containment above and beyond those cost containment measures already implemented by the Company.

6.               Implement information systems upgrades in both front office and back office operations that can facilitate significant growth without commensurate increases in operating expenses.

7.               Shift sales focus to target industries with higher potential for reference-based sales.

8.               Leverage relationships of the parent company to introduce new value-added revenue streams that contribute to the bottom line with virtually zero cost of sales.

JEG STRATEGY

1.       Doubling the Company’s Existing Core Business:

The core business of the Company is a conservative and highly predictable business that can be easily scaled at certain revenue milestones in an almost “cookie cutter” fashion.  JEG is at a point where the existing infrastructure and facilities are able to handle a doubling of the business with a disproportionately small increase in headcount or overhead.

The Zeros & Ones Studios group will automate JEG operations, create new revenue streams, introduce an Internet-based direct marketing campaign geared to entrepreneurs and small business owners, and to create a new innovative e-business platform for JEG clients called the “JEGPortal.”

2.       JEGPortal - Innovative Intranet/Internet Technology-Driven Program

The JEGPortal is being created to achieve three key goals:  1) Better serve the JEG client base with anytime/anywhere access to major JEG services, and 2) Add more value to the outsourcing concept by bringing in other services every business needs beyond standard PEO offerings, and 3) Introduce a business-to-business platform for other Zeros & Ones technologies and applications.

The customizable JEGPortal is designed specifically for business, provides an easy-to-use yet powerful application that functions as an integrated corporate communication center, payroll, and human resource system.  Functioning as a company’s “view screen,” it combines two key concepts in knowledge management: portals and intranets.

Portals are themed doorways to the vast resources of the Internet. They bring information and services together for employees so they don’t spend unnecessary time searching for them.  Intranets are online closed communities. They allow secure communication, file sharing, collaboration, and application sharing for intranet members.  The benefits of integrating Intranet features into the Company’s core business will not only help reduce the costs, but it will greatly assist in its sales and support efforts by allowing JEG to become more seamlessly blended into each client’s day-to-day operations.

Not only will this new level of automation make it possible to more responsively and profitably respond to client needs on-the-fly, but it will also make it possible for the Company to expand its offerings to small groups and individuals that would otherwise be unviable prospects.  Individual entrepreneurs, freelance workers, and self-employed clients would be able to participate in the Individual Entrepreneur Program.

The JEGPortal as a Revenue Center

1.       Business Services from Global Brand Names

The establishment of a large dedicated user group of the Company’s Intranet systems will yield immediate and material opportunities to create additional and novel revenue streams for the Company.  These additional revenue streams will be nearly transparent to the Company’s client users.  In fact, the creation of these additional revenue streams, which are by no means mutually exclusive or insignificant, will create a strong perceived added value for the Company’s clients.

There are many nationally known companies that offer commissions and other payments for “click-through” Internet traffic or services integrated in portals such as the JEGPortal.

Among the types of companies that pay significant referral fees are financial services companies; shipping companies; online trading services; and office supply stores.  The goal for the Company is essentially zero cost to capture the business and a constant connection to repeat orders for office or other supplies every typical business needs.  Even Starbucks Coffee has such a program for its in-office coffee service.  The Company has both the expertise, the technology and an existing large software code base to implement both the Intranet systems and the referral relationships mentioned above.

Supplemental to such referral based revenue streams are banner ad and text-based ad revenue streams.  Such revenue streams are directly proportional to the number of users of the particular Intranet.  The Company has entered discussions with over a dozen national companies for referral relationships pertaining to the JEGPortal.

The JEGPortal moves this concept into the core of every client’s operations and adds to the convenience of running his or her business.  The system also offers convenient online payroll entry, employee records/reporting, attendance management, HR document workflow, employee handbook, compliance training, performance management and employee self-service.

2.       Individual Entrepreneur Program

The JEGPortal, along with Internet-based permission marketing makes it possible to for the Company to expand its offerings to small groups and individuals that would otherwise be unviable prospects.  Individual entrepreneurs, freelance workers, and self-employed clients would be able to participate in the Individual Entrepreneur Program.

The Company has calculated that each participant in its Individual Entrepreneur Program will yield $40 per month of profit and substantially more than that in gross revenue.  The Company’s short-term goal with this program is to sign up 10,000 individuals in California. The Company anticipates that it will be able to create a compelling case for small businesses and entrepreneurs to tap into the services that would otherwise be limited only to large businesses.

SUMMARY OF JEG OPPORTUNITY

The PEO concept delivers buying power to small business.  We believe the combination of technology and expertise brought about by the Company’s acquisition of Joint Employers Group makes it possible to take that to the next level.

JEG is now a major aspect of the Company’s operations.  That said, the Company intends to continue most of its key non-JEG projects in some form – either directly from the parent, in a spin-off entity, or integrated into the JEG business unit.

ZEROS & ONES TECHNOLOGIES, INC.
The Company believes its technological developments represent the most significant aspect of current and future shareholder value.  To focus on those opportunities, Zeros & Ones Technologies, Inc. was recently formed as a privately held subsidiary. On November 30, 2001, a dividend transaction representing 10% direct ownership by the public shareholders of record on September 24, 2001 of ZROS. Zeros & Ones, Inc., the publicly held parent company, owns the remaining 90%. Additional dividend(s) will be issued directly to public shareholders in the future.

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

Zeros & Ones, accordingly, agreed to drop its counterclaims against ICU, convey 200,000 shares of restricted Zeros & Ones stock and pay $20,000 in cash to ICU as opposed to the original sought after $10 million figure.  The Company was successful in having the D&O (Directors and Officers) insurance provider cover this cash settlement plus $10,000 towards the associated legal fees to defend this matter.

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

ZEROS & ONES ENTERTAINMENT

In September of 2001, Zeros & Ones Entertainment announced that it had successfully launched “Paul Frank’s Julius & Friends.” The show debuted exclusively on SONY’s broadband creativity platform ScreenBlast (www.screenblast.com).  The Julius & Friends is a feature attraction in the Comedy section of the SONY ScreenBlast entertainment website.

The Company has successfully delivered all episodes promised to Mondo Media as per an existing agreement whereas Mondo Media is to syndicate the Company’s content to its network, beginning with SONY ScreenBlast. Mondo Media (www.mondomedia.com), which is privately held, is the Internet’s leading syndicate of entertainment content with distribution partners that include the most recognized names on the Internet: SONY ScreenBlast, Yahoo! Broadcast, WB Online, Excite@Home, Lycos, NBCi, Real Networks, AtomShockwave, and others. Mondo Media presents its “Mondo Mini Shows” through its powerful distribution network to an audience of millions of fans and animation enthusiasts.

The Company’s agreement pertaining to the distribution of this content includes 50 percent profit participation from advertising revenue.  The Company believes that said revenue is already being generated but the associated parties have failed to disperse these amounts as per its agreements.  As part of its ongoing and already disclosed litigation with Paul Frank Industries, the Company is seeking to identify those amounts and collect them.

ZEROS & ONES STUDIOS

Zeros & Ones Studios group is being transposed into a small operating team geared to servicing the e-business aspects of the JEG Portal system for Joint Employers Group.

Clients that have used these services include but are not limited to, Pearson Television, Electronic Arts, NLSI, Blue Chip Films, Sonar, Zeros & Ones Entertainment (in cooperation with Mondo Media), and Joint Employers Group.

PARENT COMPANY STRATEGIC RELATIONSHIPS

Microsoft Corporation

The Company continues its expanded support of Microsoft-based enabling solutions for ITV and anticipates additional activity on this front that will be disclosed publicly at the appropriate time, and in coordination with the management of Microsoft Corporation.

In 2001, the Company entered into a mutual non-disclosure confidentiality agreement with Microsoft Corporation whereas Microsoft has disclosed and will continue to disclose confidential strategic plans and developmental tools to the Company for enhanced and interactive television. As a result of this agreement, and associated consideration, the Company was officially recognized by Microsoft as an authorized Microsoft TV Content Developer, in addition to its other distinctions. The developments and details of the aforementioned with the Company remain confidential in nature, at this time, but generally relate to ..NET, Microsoft TV, and UltimateTV.

Since .NET is aimed at accelerating this next generation of distributed computing, the Company sees many opportunities for T-Commerce and ITV solutions that harness the power of ..NET, including the repositioning of ZROS’ own Z-Transact engine, originally intended for e-commerce applications, as a .NET T-commerce software service.

The JEGPortal is being built utilizing all .NET and object-oriented technology.

ICTV, Inc.

ICTV continues to be a key partner for the Company’s efforts.ICTV supplies world-leading communications and Interactive TV (ITV) infrastructure solutions to network operators. The company’s digital ITV delivery platform provides cable operators with a head-end solution that enables delivery of broadband Internet, e-mail, and Interactive TV applications to any digital set top device.

Any application running on the ICTV platform can run on any digital set top box. The system does not require any sort of middleware application in the set top. Employing a patented frequency reuse solution, ICTV is fully scalable on any two-way HFC cable system.

Investors and strategic partners of ICTV include ACTV (Nasdaq:IATV), Adelphia (Nasdaq:ADLAC), Cox (NYSE:COX), Lauder Partners, Liberty Digital (Nasdaq:LDIG), Motorola (NYSE:MOT), OpenTV (Nasdaq:OPTV), Shaw Communications (NYSE:SJR and TSE:SJR.B), and Gemstar – TV Guide (Nasdaq:GMST).

WildTangent, Inc.

WildTangent creates enabling technology to build richer, more exciting Internet experiences by blending 3D graphics, sound, animation and interactivity using the WildTangent Web Driver(TM). The Company has ahead-of-general-release access to advanced code from WildTangent such as their “virtual bandwidth” technology and “Updater” technology.

Founded by former Microsoft Evangelist and DirectX creator Alex St. John, and Cambridge mathematician Jeremy Kenyon, WildTangent serves as a valued partner for both the Company’s content-oriented and technology-oriented initiatives.

LOOKING FORWARD

The Company’s overall focus throughout the rest of 2001 and beginning of 2002 was on the survivability of its businesses, stability of internal operations, and vigorous enforcement of the Company’s ownership of both key rights and proprietary holdings.  In our opinion, the collective and individual track records of the Company’s management team, the current and future worth of the intellectual property, proprietary technology, and rights owned by ZROS and its subsidiaries provide sustained value to existing shareholders and potential investors.

Leveraging its technology prowess and transitioning its core competencies out of dot-com and into the growing revenue-oriented PEO business segment by way of acquisition, Zeros & Ones believes it has virtually re-invented itself and, as a result, is currently quite undervalued.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Zeros & Ones, accordingly, agreed to drop its counterclaims against ICU, convey 200,000 shares of restricted Zeros & Ones stock and pay $20,000 in cash to ICU as opposed to the original sought after $10 million figure.  The Company was successful in having the D&O (Directors and Officers) insurance provider cover this cash settlement plus $10,000 towards the associated legal fees to defend this matter.

Paul Frank Industries (“PFI”) filed a legal action against the Company requesting that the court advise them and the Company of their respective rights under the Exclusive Media Rights Agreement between the parties. In addition, PFI requested the court to prevent the Company from entering into future third party agreements under the Exclusive Media Rights Agreement without the prior approval of PFI. The Company disputes the approval rights that PFI is claiming and intends to vigorously and broadly defend its rights. PFI’s action has no effect on existing agreements related to the Company’s production of Paul Frank’s Julius & Friends.

In a related action, PFI’s request for a temporary restraining order to prevent the Company from entering into third party agreements involving PFI characters was denied by the court because, among other things, PFI did not demonstrate to the court that PFI was likely to succeed on the merits.

The Company has filed counterclaims to recover substantial merchandising revenue it believes the Company is owed under the terms of the agreement, along with other damages incurred as a result of this matter.  Paul Frank Industries and Zeros & Ones are set for trial in Federal Court on June 4, 2002.  The parties are currently engaged in depositions and other pre-trial activities and preparations.  The Company is being represented by the Wilshire Palisades Law Group on a contingency basis.

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits None.
(b) Reports on Form 8-K

The following 8-K statement was released in February of 2002:

[ACI LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Joint Employers Group

(A California Corporation)

We have audited the accompanying balance sheets of Joint Employers Group (a California corporation) as of June 30, 2001 and 2000 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joint Employers Group as of June 30, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/

ChulaVista, California

November 19, 2001

JOINT EMPLOYERS GROUP

(A Corporation)

Balance Sheets

	Year Ended June 30, 2001	Year Ended June 30, 2000
ASSETS
Current Assets
Cash in Bank	$120,548	$151,251
Accounts Receivable	607,998	64,725
Insurance Receivable	—	285,541
Federal Income Tax Benefit	28,750	12,669
Prepaid Income Taxes	2,332	—

Total Current Assets	759,628	514,186
Net Office Furniture & Equipment	117,744	117,300
Other Assets
Worker’s Comp. Deposit	1,302,762	195,000
Worker’s Comp.Fund	214,000	25,000
Rent Deposit	5,625	5,625
Other Deposits	1,685	1,685

Total Other Assets	1,524,072	227,310

TOTAL ASSETS	$2,401,444	$858,796

See Notes to Financial Statements

2

	Year Ended June 30, 2001	Year Ended June 30, 2000
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$156,135	$66,087
Payroll Taxes Payable	358,370	275,232
Employee Benefits Payable	264,153	150,832
Lines of Credit	204,385	125,687
Credit Cards Payable	39,603	43,168
Income Tax Payable	—	3,613
Rent Payable	—	5,625
Short Term Notes for Workers’ Comp. Deposits	986,595	95,000
Workers’ Comp. Premium Payable	70,959	—
Accrued Interest	73,031	—
Total Current Liabilities	2,153,230	765,245

Long-Term Liabilities
Client Workers’ Comp. Deposits	60,146	—

Total Long-Term Liabilities	60,146	—

TOTAL LIABILITIES	2,213,376	765,245

Stockholders’ Equity
Common Stock No par Value, 5,000,000 shares authorized; 955,000 shares issued and outstanding.	5,000	5,000
Paid in Capital	71,000	71,000
Retained Earnings	112,068	17,551
Total Stockholders’ Equity	188,068	93,551
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$2,401,444	$858,796

See Notes to Financial Statements

3

JOINT EMPLOYERS GROUP

(A Corporation)

Statements of Operations

	Year Ended June 30, 2001	Year Ended June 30, 2000
REVENUES	$47,256,886	$36,138,242

COST OF REVENUES	45,423,164	35,124,172

GROSS PROFIT	1,833,722	1,014,070

OPERATING EXPENSES
Selling Expenses	79,092	177,415
New Client Start-up Expenses	87,254	—
General & Operating Expenses	971,402	286,942
Salaries, Wages and Related	559,388	439,637
TOTAL OPERATING EXPENSES	1,697,136	903,994

INCOME BEFORE OTHER EXPENSES	136,586	110,076

Other Expenses
Interest Expense	70,819	9,954
Loss Due to Embezzlement	180,779	0
Total Other Expenses	251,598	9,954
NET INCOME (LOSS) BEFORE TAXES	(115,012)	100,122
Income Tax (Provision)\Benefit	28,750	(3,984)
NET INCOME (LOSS)	$(86,262)	$96,138

See Notes to Financial Statements

4

JOINT EMPLOYERS GROUP

(A Corporation)

Schedules of Costs of Services and Sales Expenses

	Year Ended June 30, 2001	Year Ended June 30, 2000
Costs of Revenues
Salary/Wages – Leased	$40,575,541	$31,610,409
Payroll Taxes	3,457,091	2,768,227
Worker’s Compensation Insurance	803,451	685,467
ELP Insurance	0	58,870
Printing (Manuals, etc.)	0	1,199
Medical Insurance	322,430	—
Employer Contribution to Med.	244,180	—
ER 401k Contributions	20,471	—
Total Costs of Revenues	$45,423,164	35,124,172

Selling Expenses
Sales-Gas and Other Expenses	$0	$9,254
Consulting Fees	0	37,231
Commissions	50,717	111,984
Travel	9,396	719
Promotional	10,345	5,254
Sales Leads/Listings	3,464	3,228
Printing	5,170	9,745
Total Selling Expenses	$79,092	177,415

New Client Start-Up Expenses
Office	$30,025	$—
Contract Labor	1,659	—
Miscellaneous	55,570	—
Total New Client Start-Up Expenses	$87,254	0

See Notes to Financial Statements

5

JOINT EMPLOYERS GROUP

(A Corporation)

Schedules of General and Operating Expenses

	Year Ended June 30, 2001	Year Ended June 30, 2000
General & Operating Expenses
Auto Expense	$10,505	$4,908
Auto Reimbursement	19,717	28,472
Bad Debts	72,489	—
Bank Charges	53,686	8,215
Casual Labor	—	1,151
Client Employee Recruiting Exp.	684	869
Consulting	174,710	2,284
Contractual Services	173,155	—
Credit Card Expenses	21,002	—
Delivery/Payroll Clients	—	5,321
Depreciation	36,740	23,952
Donations	—	200
Dues & Subscriptions	2,572	547
Employee First Aid Injuries	4,877	1,361
Employee Testing	5,682	2,133
Freight	—	9,093
Insurance	16,937	3,577
Insurance-Life	10,121	4,337
Leases	71,533	68,595
Legal	133,908	37,867
Licenses & Permits	39,252	276
Miscellaneous	18,246	7,257
Office Expense	42,679	29,908
Printing	8,052	8,965
Public Relations	1,750	358
Repairs & Maintenance	876	3,197
Software	9,150	14,586
Storage	—	1,029
Telephone	9,309	17,332
Travel	6,561	480
Utilities	27,210	672
Total General & Operating Expenses	$971,402	$286,942

See Notes to Financial Statements

6

JOINT EMPLOYERS GROUP

(A Corporation)

Statement of Stockholders’ Equity

From June 30, 1998 through June 30, 2001

	Common Stock Shares	Common Stock Amount	Paid in Capital	Retained Earnings	Total
Balance, June 30, 1998	955,000	$5,000		$(168,920)	$(163,920)
Net income				90,333	90,333

Balance, June 30, 1999	955,000	$5,000	$—	$(78,587)	$(73,587)
Paid in Capital			71,000	71,000
Net income				96,138	96,138

Balance, June 30, 2000	955,000	$5,000	$71,000	$17,551	$93,551
Loss due to embezzlement				180,779	180,779
Net income				(86,262)	(86,262)
Balance, June 30, 2001	955,000	$5,000	$71,000	$112,068	$188,068

See Notes to Financial Statements

7

JOINT EMPLOYERS GROUP

(A Corporation)

Statements of Cash Flows

	Year Ended June 30, 2001	Year Ended June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(86,262)	$96,138

Depreciation Expense	36,740	23,952
(Increase) / Decrease in Accounts Receivable	(543,273)	(64,725)
(Increase) / Decrease in Other Receivables	—	1,100
(Increase) / Decrease in Security Deposits	—	(221,685)
(Increase) / Decrease in Rent Deposits	—	5,625
(Increase) / Decrease in Income Tax Benefit	(28,756)	30,655
(Increase) / Decrease in Income Tax Receivable	10,343	(10,343)
(Increase) / Decrease in Insurance Receivable	285,541	(285,541)
(Increase) / Decrease in Workers’ Comp. Funds	(1,296,762)	—
Increase / (Decrease) in Accounts Payable	90,048	37,332
Increase / (Decrease) in Payroll Taxes Payable	83,138	(180,556)
Increase / (Decrease) in Employee Benefits Payable	113,321	94,229
Increase / (Decrease) in Lines of Credit	78,698	125,687
Increase / (Decrease) in Credit Cards	(3,565)	12,007
Increase / (Decrease) in Income Tax Liability	(3,614)	2,168
Increase / (Decrease) in Rent Payable	(5,625)	—
Increase / (Decrease) in Workers’ Comp. Premium	70,959	—
Net cash (used) by operating activities	(1,199,070)	(333,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment & Adjustments	(37,185)	(76,636)

Net cash (used) by investing activities	(37,185)	(76,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Short Term Notes	891,595	55,516
Increase / (Decrease) in Accrued Interest	73,031	—
Increase / (Decrease) in Workers’ Comp. Deposits	60,146	—
Prior Period Adjustment Due to Embezzelment	180,779	—
Net cash provided by financing activities	1,205,551	55,516
Net (decrease) in cash	(30,704)	(355,077)
Cash at beginning of year	151,251	506,328
Cash at end of year	$120,548	$151,251

Supplemental Disclosures:
Cash Paid for Interest	$48,519	$5,000
Cash Paid for Income Taxes	$5,945	$6,310

See Notes to Financial Statements

8

JOINT EMPLOYERS GROUP

(A Corporation)

Notes to Financial Statements

For the Year Ended June 30, 2001

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Joint Employers Group (the Company) is a California Corporation and is in the business of leasing its employees. The Company was incorporated on October 25, 1995 under the name of Eazy Ployer Global Resource Supervisory Network. On November 22, 1995 the name was legally changed to Joint Employers Group (A Corporation).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year end.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectable, they are charged to operations when that determination is made.

Property and Equipment

Property and equipment are carried at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years. Leasehold improvements will be amortized using the straight-line method over the shorter of the life of the improvements or the length of the lease. Depreciation expense for the year was $36,740.

NOTE 3. OFFICE FURNITURE AND EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 5 years for tenant improvements, and 5 - 7 years for furniture and equipment.

9

Office Furniture & Equipment	$197,873

Less Accumulated Depreciation	(80,129)

Net Office Furniture & Equipment	$117,744

NOTE 4. WORKERS’ COMPENSATION DEPOSITS

The Company is self insured for workers’ compensation purposes up to $75,000. The Company also carries third party insurance for claims above this threshold. This third party insurance policy requires the Company to maintain $1,300,000 in deposits. To help fulfill this deposit requirement the Company had to borrow funds from third parties and are reflected in the balance sheet as short term notes.

NOTE 5. LINES OF CREDIT

	09/30/01	Monthly Payments	Credit Limit	Interest Rate
Union Bank Line of Credit	$46,651	Varies	50,000	9.25
Bank of America Line of Credit	100,787	Varies	100,000	9.16
Washington Mutual LOC	39,597	Varies	40,000	9.75
Southern California Central LOC	17,350	Varies	20,000	10.00
Total Other Payables	$204,385

The above is all revolving credit.

NOTE 6. LEASE

The Company entered into a lease agreement with a non-related party to occupy office space on 12070 Telegraph Road, Suite 100, Santa Fe Springs, CA. The commencement date was May 1, 1999 with an original term of three years and one three year option. Currently the minimum monthly rent is $6,087.60, and management expects to exercise the option. Rent expense for the three months ended June 30, 2001 was $74,657. Minimum rental payments per year are as follows:

Year:	2001	2002	2003	2004
Minimum rental:	$36,528	$73,056	$73,056	$73,056

NOTE 7. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

10

Currently the Company does not have any timing differences that would require a deferred tax expense or benefit. Income tax benefit for June 30, 2001 is estimated as 25% of the net loss and is due to expire in 20 years. The Company expects to utilize the loss carryforward before it expires.

NOTE 8. EMBEZZLEMENT AND RELATED LITIGATION

The Company’s management discovered a defalcation perpertrated by a former employee over several years. The Company feels it has uncovered the total amount of the loss pertaining to this defalcation through June 30, 2000. The Company recovered a portion of the loss through insurance coverage. However, investigation and litigation related to this matter has generated significant costs. The Company estimates that a total of $447,494 has been spent on legal, audit, consulting, and other related costs and are reflected in the current year statement of operations.

NOTE 9. BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE (GOING CONCERN)

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

11

JOINT EMPLOYERS GROUP

(A Corporation)

Notes to Financial Statements

For the Year Ended June 30, 2000

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Joint Employers Group (the Company) is a California Corporation and is in the business of leasing its employees. The Company was incorporated on October 25, 1995 under the name of Eazy Ployer Global Resource Supervisory Network. On November 22, 1995 the name was legally changed to Joint Employers Group (A Corporation).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.             Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year end.

b.                                       Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.             Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.             Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectable, they will be charged to operations when that determination is made.

e.             Property and Equipment

Property and equipment are stated at cost. The Company is currently capitalizing all leasehold improvements, equipment, and fixtures. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years. Leasehold improvements will be amortized using the straight-line method over the shorter of the life of the improvements or the length of the lease.

NOTE 3. OFFICE FURNITURE AND EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a

12

straight-line basis over the estimated useful lives ranging from 5 years for tenant improvements, and 5 - 7 years for furniture and equipment.

Office Furniture & Equipment	167,662
Less Accumulated Depreciation	(50,362)
Net Office Furniture & Equipment	$117,300
Depreciation Expense	$23,952

NOTE 4. BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE (GOING CONCERN)

The Company’s financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 5. OTHER CURRENT PAYABLES

	06//30/99	Monthly Payments	Credit Limit	Interest Rate
B of A Credit Card	$2,503	Minimum	$5,000	16.40%
American Express- Credit Card	19,015	Minimum	22,000	19.50%
American Express Credit Card	3,335	Minimum	—	—
MBNA American Credit Card	18,315	Minimum	24,000	5.90%
Total Other Payables	$43,168

The above is all revolving credit.

NOTE 6. LEASE

The Company entered into a lease agreement with a non-related party to occupy office space on 12070 Telegraph Road, Suite 100, Santa Fe Springs, Ca. Commencement date is May 1, 1999 for $5,625 per month. Rent expense as of June 30, 2000 was $68,434.

 Minimum Rental Payments:

06/30/2001	70,808
02/01/2002	48,701
Total	$119,509

NOTE 7. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

13

Deferred tax assets are reduced by a valuation allowance when, in opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Provision for income taxes is summarized as follows:

Year Ended June 30, 2000
Current Income Taxes	$6,310
Less Estimated Payments	(2,697)
Income Taxes Payable	$3,613

The above represents California Franchise Tax.

Deferred income taxes reflect the next tax effects of temporary differences between the carrying amount of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company’s net deferred tax assets are as follows:

June 30, 1999
Income Tax Benefit:
Income Tax Benefit—Federal	$2,326
Total Income Tax Benefit:	2,326

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforward losses are expected to be available to reduce taxable income.

As of June 30, 1999 the Company has net operating loss carryforwards for federal income tax purposes of approximately $15,421, which expire through 2015. Under federal and state laws, the availability of the Company’s net operating loss carryforward may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

NOTE 8. SUBSEQUENT EVENTS

The Company has made an agreement to be acquired by Group Now, Inc. (a private company). The Company’s financial statements for the year ended June 30, 2000 were audited.

The Company’s management discovered a defalcation perpertrated by a former employee over several years. The Company feels it has uncovered the total amount of the loss pertaining to this defalcation through June 30, 2000. However it has not been determined how much of this total amount belongs in the year ended June 30, 1999 or prior years.

Management believes that the Company will be able to recover 100% of the loss through insurance coverage.

NOTE 9. PRO-ACTIVE PAYABLE

Represents an LOC pledged by Pro-Active (a related company) and used as part of the required Workmans Compensation deposit of $195,000. Interest is paid monthly and there is no repayment schedule.

NOTE 10. WORKMANS COMPENSATION—DEPOSIT AND WORKMANS COMP. FUND

The Company is a self Workmans Compensation insurer company and as such the Company is required to maintain a deposit and a revolving fund of $25,000 that is replenished every time a claim is paid.

NOTE 11. PAID IN CAPITAL

A shareholder contributed to paid in capital a $71,000 note payable due to him.

14

[ACI LETTERHEAD]

To the Board of Directors of

JOINT EMPLOYERS GROUP

(A California Corporation)

We have compiled the accompanying balance sheets of Joint Employers Group as of December 31, 2001 and 2000, and the related statements of operations and shareholders’ equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/ ARMANDO C. IBARRA

Armando C. Ibarra, CPA

February 22, 2002

JOINT EMPLOYERS GROUP

(A Corporation)

Balance Sheets

As of December 31, 2001 and 2000

	2001	2000
ASSETS
Current Assets
Cash in Bank	$12,952	$253,999
Accounts Receivable	384,913	451,605
Insurance and Other Receivable	—	308,214
Advance on Commissions	100	—
Prepaid Income Taxes	2,332	—
Total Current Assets	400,297	1,013,818

Net Office Furniture & Equipment	112,044	127,742

Other Assets
Workers’ Comp. Deposit	1,402,762	145,000
Workers’ Comp. Loss Reserve	76,666	—
Workers’ Fund	213,787	18,903
Rent Deposit	5,625	5,625
Other Deposits	1,685	1,685
Total Other Assets	1,700,525	171,213
TOTAL ASSETS	$2,212,866	$1,312,773

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts Payable	$481,145	151,075
Payroll Checks Accrued	118,755	—
Payroll Taxes Payable	70,883	346,375
Employee Benefits Payable	19,987	244,226
Lines of Credit	197,562	138,620
Credit Cards Payable	39,603	43,168
Convertible Notes	25,000	32,199
Short Term Notes for Workers’ Comp. Deposits	1,061,595	145,000

Total Current Liabilities	2,014,530	1,100,663

Long-Term Liabilities
Client Workers’ Comp. Deposits	70,929	—
Total Long-Term Liabilities	70,929	—

TOTAL LIABILITIES	2,085,459	1,100,663

Stockholders’ Equity
Common Stock No par Value, 25,000,000 shares authorized; 20,105,000 and 955,000 shares issued and outstanding for 2001 and 2000, respectively	5,000	5,000
Paid in Capital	71,000	71,000
Retained Earnings	51,407	136,110
Total Stockholders’ Equity	127,407	212,110
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,212,866	$1,312,773

2

JOINT EMPLOYERS GROUP

(A Corporation)

Statements of Operations

For the Six Months Ended

December 31, 2001 and 2000

	2001	2000
REVENUES	$25,900,197	$22,231,225
COST OF REVENUES	24,966,029	21,645,364
GROSS PROFIT	934,168	585,861

OPERATING EXPENSES
Selling Expenses	31,887	42,210
New Client Start-up Expenses	169	69,445
General & Operating Expenses	581,490	312,355
Salaries, Wages and Related	355,745	270,395
TOTAL OPERATING EXPENSES	969,291	694,405
LOSS BEFORE OTHER EXPENSES	(35,123)	(108,544)
Other Expenses:
Interest Expense	25,538	10,015
Total Other Expenses	25,538	10,015
NET LOSS	$(60,661)	$(118,559)

3

JOINT EMPLOYERS GROUP

(A Corporation)

Statement of Cash Flows

For the Six Months Ended December 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(60,661)	$(118,559)
Depreciation Expense	20,075	—
(Increase) / Decrease in Accounts Receivable	223,085	(386,880)
(Increase) / Decrease in Advance on Commissions	(100)	(22,673)
(Increase) / Decrease in Income Tax Benefit	28,750	(12,669)
(Increase) / Decrease in Workers’ Comp. Funds	213	6,097
(Increase) / Decrease in Workers’ Comp. Loss Reserve	(76,666)	0
Increase / (Decrease) in Accounts Payable	325,011	75,750
Increase / (Decrease) in Payroll Checks Accrued	118,755	0
Increase / (Decrease) in Convertible Note	25,000	32,199
Increase / (Decrease) in Payroll Taxes Payable	(287,487)	71,143
Increase / (Decrease) in Workers’ Comp. Premium Pay.	(70,959)	0
Increase / (Decrease) in Employee Benefits Payable	(244,166)	93,394
Increase / (Decrease) in Lines of Credit	(6,823)	12,933
Increase / (Decrease) in Client Workers’ Comp. Deposit	10,783	0
Increase / (Decrease) in Short Term Notes	75,000	50,000
Net cash provided by operating activities	79,810	(199,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(14,375)	(10,442)
Net cash (used) by investing activities	(14,375)	(10,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Accrued Interest	(73,031)	262,455
Increase / (Decrease) in Workers’ Comp. Deposits	(100,000)	50,000
Net cash (used) by financing activities	(173,031)	312,455
Net decrease in cash	(107,596)	102,748
Cash at beginning of period	120,548	151,251
Cash at end of period	$12,952	$253,999

Supplemental Disclosures:
Cash Paid for Interest	$25,538	$10,015
Cash Paid for Income Taxes	$0	$0

4

JOINT EMPLOYERS GROUP

(A Corporation)

Statement of Stockholders' Equity

As of December 31, 2001

	Common Stock Shares	Common Stock Amount	Paid in Capital	Retained Earnings	Total
Balance, June 30, 1998	955,000	$5,000		$(168,920)	$(163,920)
Net Income				90,333	90,333
Balance, June 30, 1999	955,000	$5,000	$—	$(78,587)	$(73,587)
Paid in Capital			71,000		71,000
Net Income				96,138	96,138
Balance, June 30, 2000	955,000	$5,000	$71,000	$17,551	$93,551
Loss Due to Embezzlement				180,779	180,779
Net Income				(86,262)	(86,262)
Balance, June 30, 2001	955,000	$5,000	$71,000	$112,068	$188,068
New Stock Issuances	19,150,000
Net Loss				(60,661)	(60,661)
Balance, December 31, 2001	20,105,000	$5,000	$71,000	$51,407	$127,407

5

JOINT EMPLOYERS GROUP

(A Corporation)

Notes to Financial Statements

For the Six Months Ended December 31, 2001 and 2000

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Joint Employers Group (the Company) is a California Corporation and is in the business of leasing its employees. The Company was incorporated on October 25, 1995 under the name of Eazy Ployer Global Resource Supervisory Network. On November 22, 1995 the name was legally changed to Joint Employers Group (A Corporation).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year end.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectable, they are charged to operations when that determination is made.

Property and Equipment

Property and equipment are carried at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years. Leasehold improvements will be amortized using the straight-line method over the shorter of the life of the improvements or the length of the lease. Depreciation expense for the six months ended December 31, 2001 was $20,075.

NOTE 3. OFFICE FURNITURE AND EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a

6

straight-line basis over the estimated useful lives ranging from 5 years for tenant improvements, and 5 - 7 years for furniture and equipment.

Office Furniture & Equipment	$212,248
Less Accumulated Depreciation	(100,204)
Net Office Furniture & Equipment	$112,044

NOTE 4. WORKERS’ COMPENSATION DEPOSITS

The Company is self insured for workers’ compensation purposes up to $75,000. The Company also carries third party insurance for claims above this threshold. This third party insurance policy requires the Company to maintain $1,400,000 in deposits. To help fulfill this deposit requirement the Company had to borrow funds from third parties and are reflected in the balance sheet as short term notes.

NOTE 5. LINES OF CREDIT

	12/31/01	Monthly Payments	Credit Limit	Interest Rate
Union Bank Line of Credit	$46,584	Varies	50,000	9.25
Bank of America Line of Credit	99,971	Varies	100,000	9.16
Washington Mutual LOC	37,556	Varies	40,000	9.75
Southern California Central LOC	13,451	Varies	20,000	10.00
Total Lines of Credit	$197,562

The above is all revolving credit.

NOTE 6. LEASE

The Company entered into a lease agreement with a non-related party to occupy office space on 12070 Telegraph Road, Suite 100, Santa Fe Springs, Ca. The commencement date was May 1, 1999 with an original term of three years and one three year option. Currently the minimum monthly rent is $6,087.60, and management expects to exercise the option. Rent expense for the six months ended December 31, 2001 was $37,203. Minimum rental payments per year are as follows:

Year:	2001	2002	2003	2004
Minimum rental:	$18,264	$73,056	$73,056	$73,056

NOTE 7. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryfowards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

7

Currently the Company does not have any timing differences that would require a deferred tax expense or benefit. Income tax benefit for December 31, 2001 is estimated as 25% of the net loss and is due to expire in 20 years. The Company expects to utilize the loss carryforward before it expires.

NOTE 8. PAYROLL TAX LIABILITIES

The Company is currently negotiating an outstanding liability to the Internal Revenue Service. The amount due is approximately $275,000, and is wholly penalties and interest for late deposits in 1999 and 2000. The Company expects to reduce this liability significantly or have it completely abated.

NOTE 9. WORKERS’ COMPENSATION LOSS RESERVE

The Company has paid $165,285 in workers’ compensation claims. However, management has disputed a portion of these claims and believes that $76,666 can be recovered. The $76,666 is reflected on the balance sheet as a receivable and will be reviewed and adjusted on a quarterly basis.

NOTE 10. BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE (GOING CONCERN)

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

8

EXHIBIT 7.1

STOCK PURCHASE AGREEMENT

THIS STOCK PURCHASE AGREEMENT (“Agreement”) is entered into as of January 14, 2002, by and among Joint Employers Group, Inc. and Administrative Employers Group, Inc., both California corporations (collectively, the “Company”), the shareholder of the Company listed on Exhibit A to this Agreement (the “Shareholder”), and Zeros & Ones, Inc., a Nevada corporation (“Purchaser”).

R E C I T A L S

A.            The Purchaser desires to purchase approximately 100% of the total issued and outstanding stock of the Company in consideration for the issuance of the Common Stock of the Purchaser to the Shareholder.

B.            The Purchaser will issue 24,000,000 shares (the “Purchaser Stock”) of its Common Stock to the Shareholder in consideration for approximately 100% of the total issued and outstanding common stock of the Company (collectively, the “Company Stock”), subject to the terms and conditions of this Agreement.

C.            The Company and the Purchaser believe that the transactions contemplated by this Agreement are in the Company’s and the Purchaser’s best interests, and that the Company and the Purchaser will derive substantial benefits from them.

Section 1. SALE AND PURCHASE

1.1  Sale and Purchase of Stock.  Subject to the terms and conditions of this Agreement, the Shareholder shall sell and deliver to Purchaser, and Purchaser shall purchase from the Shareholder, 20,000,000 shares of the issued and outstanding shares of Company Stock.

1.2  Purchase Price for Company Stock.  As consideration for the sale by the Shareholder of the shares of Company Stock to Purchaser on the Closing Date (as defined in Section 2.1 of this Agreement), the Purchaser shall issue to the Shareholder 24,000,000 shares of the Common Stock of the Purchaser, to be delivered on the Closing Date.

Section 2. CLOSING

2.1  Time and Place.  The closing of the transactions contemplated by this Agreement (the “Closing”) shall be held at the offices of the Company at 1:00 p.m on or before January 31, 2002 (the “Closing Date”), or on such other place, date and time as is mutually agreed upon by the parties to this Agreement.

2.2  Procedures at Closing.  The following shall take place at the Closing:

(a)    The Company shall deliver to Purchaser the certificates representing the shares of Company Stock being sold by the Shareholder pursuant to this Agreement, with appropriate stock power(s) attached and endorsed in blank.

(b)    Purchaser shall deliver to the Shareholder the Purchaser Stock, subject to Section 6.4 of this Agreement.

Section 3. REPRESENTATIONS AND WARRANTIES OF THE COMPANY

The Company represents and warrants to Purchaser as follows:

3.1  Power and Authority; Binding Nature of Agreement.  The Company and the Shareholder have full power and authority to enter into this Agreement and to perform their obligations hereunder. The execution, delivery and performance of this Agreement by them has been duly authorized by all necessary action on their part. Assuming that this Agreement is a valid and binding obligation of each of the other parties hereto, this Agreement is a valid and binding obligation of the Company and the Shareholders.

3.2  Subsidiaries.  There is no corporation, general partnership, limited partnership, joint venture, association, trust or other entity or organization which the Company directly or indirectly controls or in which the Company directly or indirectly owns any equity or other interest.

3.3  Good Standing.  The Company (i) is duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated, (ii) to its knowledge has all necessary power and authority to own its assets and to conduct its business as it is currently being conducted, and (iii) to its knowledge is duly qualified or licensed to do business and is in good standing in every jurisdiction (both domestic and foreign) where such qualification or licensing is required.

3.4  Charter Documents and Corporate Records.  The Company has delivered to Purchaser complete and correct copies of (i) the articles of incorporation, bylaws and other charter or organizational documents of the Company, including all amendments thereto, (ii) the stock records of the Company, and (iii) the minutes and other records of the meetings and other proceedings of the shareholders and directors of the Company. The Company is not in violation or breach of (i) any of the provisions of its articles of incorporation, bylaws or other charter or organizational documents, or (ii) any resolution adopted by its shareholders or directors. There have been no meetings or other proceedings of the shareholders or directors of the Company that are not fully reflected in the appropriate minute books or other written records of the Company.

3.5  Capitalization.  The authorized capital stock of each Company consists of fifty million (50,000,000) shares of common stock, no par value per share, of which, in each case, twenty million one hundred and seven thousand five hundred (20,107,500) shares are issued and outstanding (including 107,500 shares of common stock in each Company owned by Linda Tolman), and two million (2,000,000) shares of preferred stock, no par value per share, of which none are issued or outstanding. All of the outstanding shares of the capital stock of the Company are validly issued, fully paid and nonassessable, and have been issued in full compliance with all applicable federal, state, local and foreign securities laws and other laws. Except as disclosed in Exhibit B of this Agreement, there are no (i) outstanding options, warrants or rights to acquire any shares of the capital stock or other securities of the Company, (ii) outstanding securities or obligations which are convertible into or exchangeable for any shares of the capital stock or other securities of the Company, or (iii) contracts or arrangements under which the Company is or may become bound to sell or otherwise issue any shares of its capital stock or any other securities.

3.6  Financial Statements.  The Company has delivered to Purchaser the following financial statements (the “Existing Financial Statements”): (i) the audited balance sheet of the Company as of June 30, 2000 and 2001; (ii) the audited statements of income and retained earnings, stockholders’ equity and changes in financial position of the Company for the years ended June 30, 2000 and 2001; (iii) the unaudited balance sheet of the Company as of December 31, 2001; (iv) the unaudited statements of income and retained earnings, stockholder’s equity and changes in financial position of the Company for the three months ended December 31, 2001; and (v) supporting supplemental schedules. Except as stated therein or in the notes thereto, the Existing Financial Statements: (a) present fairly the financial position of the Company as of the respective dates thereof and the results of operations and changes in financial position of the Company for the respective periods covered thereby; and (b) have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered.

3.7  Absence of Changes.  Except as otherwise disclosed to the Purchaser in writing in Exhibit B to this Agreement, since December 31, 2001:

(a)    There has not been any adverse change in the business, condition, assets, operations or prospects of the Company and no event has occurred that might have an adverse effect on the business, condition, assets, operations or prospects of the Company.

(b)    The Company has not (i) declared, set aside or paid any dividend or made any other contribution in respect of any shares of capital stock, nor (ii) repurchased, redeemed or otherwise reacquired any shares of capital stock or other securities.

(c)    The Company has not sold or otherwise issued any shares of capital stock or any other securities.

(d)    The Company has not amended its articles of incorporation, bylaws or other charter or organizational documents, nor has it effected or been a party to any merger, recapitalization, reclassification of shares, stock split, reverse stock split, reorganization or similar transaction.

(e)    The Company has not formed any subsidiary or contributed any funds or other assets to any subsidiary.

(f)     The Company has not purchased or otherwise acquired any assets, nor has it leased any assets from any other person, except in the ordinary course of business consistent with past practice.

(g)    The Company has not sold or otherwise transferred any assets to any other person, except in the ordinary course of business consistent with past practice and at a price equal to the fair market value of the assets transferred.

(h)    There has not been any loss, damage or destruction to any of the properties or assets of the Company (whether or not covered by insurance).

(i)     The Company has not leased any assets to any other person except in the ordinary course of business consistent with past practice and at a rental rate equal to the fair rental value of the leased assets.

(j)     The Company has not mortgaged, pledged, hypothecated or otherwise encumbered any assets, except in the ordinary course of business consistent with past practice.

(k)    The Company has not made any loan or advance to any other person, except for advances that have been made to customers in the ordinary course of business consistent with past practice and that have been properly reflected as “accounts receivables.”

(l)     The Company has not paid any bonus to, or increased the amount of the salary, fringe benefits or other compensation or remuneration payable to, any of the directors, officers or employees of the Company.

(m)   The Company has not changed its methods of accounting or its accounting practices in any respect.

(n)    The Company has not agreed or committed (orally or in writing) to do any of the things described in clauses (b) through (m) of this Section 3.7.

3.8  Absence of Undisclosed Liabilities.  To its knowledge, the Company has no debt, liability or other obligation of any nature (whether due or to become due and whether absolute, accrued, contingent or otherwise) that is not reflected or reserved against in the December 31, 2001 Balance Sheet, except for obligations incurred since December 31, 2001 in the ordinary course of business consistent with past practice, or as otherwise disclosed in this Agreement, its Exhibits, or otherwise to the Purchaser.

3.9  Contracts.  The Company has delivered to Purchaser complete and correct copies of all of the contracts and other instruments including all amendments thereto. All of such contracts and other instruments are valid and in full force and effect, and are enforceable in accordance with their terms. There is no existing default by any person under any of said contracts or other instruments, and there exists no condition or set of circumstances which, with notice or lapse of time or both, would constitute such a default.

3.10  Title to Personal Property.  The Company has good, valid and marketable title to all of its personal property (both tangible and intangible) and interests therein, including without limitation all of the personal property reflected in the December 31, 2001 Balance Sheet. All of such personal property and interests therein are owned free and clear of any liens, pledges, security interests, claims, equities, options, charges, encumbrances or restrictions.

3.11  Compliance With Laws; Licenses and Permits.  The Company, to its knowledge, is not in violation of, nor has it failed to conduct its business in full compliance with, any applicable federal, state, local or foreign laws, regulations, rules, treaties, rulings, orders, directives or decrees, except as disclosed in Exhibit B of this Agreement. The Company has delivered to Purchaser complete and correct copies of all of the licenses, permits, authorizations and franchises to which the Company is subject and all said licenses, permits, authorizations and franchises are valid and in full force and effect. Said licenses, permits, authorizations and franchises constitute all of the licenses, permits, authorizations and franchises necessary to permit the Company to conduct its business in the manner in which it is now being conducted, and the Company is not in violation or breach of any of the terms, requirements or conditions of any of said licenses, permits, authorizations or franchises.

3.12  Environmental Compliance Matters.  To the knowledge of the Company, without conducting any study or independent investigation:

(a)    There is no soil or ground water contamination by any “Hazardous Material” for which the Company may be liable. “Hazardous Material” shall mean any flammables, asbestos, explosives, radioactive materials, hazardous wastes, toxic substances or related materials, including, without limitation, any substances defined as or included in the definition of “hazardous substances,” “hazardous wastes,” “hazardous materials,” or “toxic substances” under any applicable federal, state or local laws, rules, regulations or orders which have been designated as potentially dangerous to public health and/or safety when present in the environment.

(b)    There are no underground storage tanks, asbestos containing materials or PCBs on any property owned, leased, operated or occupied by the Company or relating to the business of the Company.

(c)    The Company has not exposed its employees or others to Hazardous Materials in violation of applicable laws.

(d)    No Hazardous Material is present in the surface water or groundwater of any Company facility and no likelihood exists that any Hazardous Material present on or in any other land, groundwater or surface water will come to be present in the surface water or groundwater of any Company facility. The Company has provided to Purchaser all site assessments, if any, of properties relating to the business of the Company available to or conducted by the Company.

(e)    The Company has not received any notice that an action, proceeding, liability or claim exists or is threatened against the Company with respect to the transfers or releases of Hazardous Materials by the Company.

(f)     There are no (i) enforcement, cleanup, removal or other governmental or regulatory actions instituted, completed or threatened against the Company pursuant to any applicable federal, state or local laws, ordinances or regulations relating to any Hazardous Material, (ii) claims made or threatened by any third party against the Company with respect to or because of its property relating to damage, contribution, cost recovery compensation, loss or injury resulting from any Hazardous Material, or (iii) conditions on any of the properties of the Company that could cause such properties or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of any of such properties under any Hazardous Material law.

3.13  Export Administration Act and Foreign Corrupt Practices Act.  To its knowledge, the Company is and has always been in full compliance with the Export Administration Act of 1976 and the regulations promulgated thereunder (“EAA”), as well as the Foreign Corrupt Practices Act (“FCPA”). The Company has duly and timely submitted all reports required to be submitted under the EAA. The Company is not subject to any pending inquiry, investigation or audit by any agency responsible for enforcing or administering the EAA or the FCPA. Neither the Company nor any of its employees or agents has made any payment of, or any promise to pay, any money or anything of value: (i) to any foreign official for the purpose of influencing any act or decision of such foreign official to use his influence with a foreign government or instrumentality thereof to affect or influence any act or decision of such government or instrumentality, in order to assist the Company in obtaining or retaining business; (ii) to any foreign political party or official thereof or any candidate for foreign political office for the purpose of influencing any act or decision of such party, official or candidate in its or his official capacity, or inducing such party, official or candidate to use its or his influence with a foreign government or instrumentality thereof to affect or influence any act or decision of such government or instrumentality, in order to assist the Company in obtaining or retaining business; or (iii) to any other person while knowing or having reason to know that all or a portion of such money or thing of value would be used for any of the purposes specified in clauses (i) and (ii) of this Section 3.16.

3.14  Title to Company Stock.  The Shareholder has good, valid and marketable title to the 20,000,000 shares of Company Stock, and can convey good title to the Company Stock to the Purchaser free and clear of any liens, claims, encumbrances or security interests, subject to Section 6.4 of this Agreement.

3.15  Litigation.  To the Company’s knowledge, except as disclosed in Exhibit B to this Agreement, there is no action, suit, proceeding, dispute, litigation, claim, complaint or investigation by or before any court, tribunal, governmental body, governmental agency or arbitrator pending or, to the Company’s knowledge, threatened against or with respect to the Company which (i) if adversely determined would have an adverse effect on the business, condition, assets, operations or prospects of the Company, or (ii) challenges or would challenge any of the actions required to be taken by the Company under this Agreement. To the Company’s knowledge, there exists no basis for any such action, suit, proceeding, dispute, litigation, claim, complaint or investigation.

3.16  Waiver of Right to Purchase Shares.  The Company has validly waived any right, if any, that it would have under the Company’s Articles of Incorporation to purchase the shares of Company Stock being purchased by Purchaser pursuant to this Agreement.

3.17  Non-Contravention.  Neither (a) the execution and delivery of this Agreement, nor (b) the performance of this Agreement will: (i) contravene or result in a violation of any of the provisions of the articles of incorporation, bylaws or other charter or organizational documents of the Company; (ii) contravene or result in a violation of any resolution adopted by the shareholders or directors of the Company; (iii) result in a violation or breach of, or give any person the right to declare (whether with or without notice or lapse of time) a default under or to terminate, any agreement or other instrument to which the Company or the Shareholders are a party or by which the Company or any of its assets or the Shareholders are bound; (iv) give any person the right to accelerate the maturity of any indebtedness or other obligation of the Company; (v) result in the loss of any license or other contractual right of the Company; (vi) result in the loss of, or in a violation of any of the terms, provisions or conditions of, any governmental license, permit, authorization or franchise of the Company; (vii) result in the creation or imposition of any lien, charge, encumbrance or restriction on any of the assets of the Company or on the Company’s Stock; (viii) result in the reassessment or revaluation of any property of the Company or by any taxing authority or other governmental authority; (ix) result in the imposition of, or subject the Company or Purchaser to any liability for, any conveyance or transfer tax or any similar tax; or (x) result in a violation of any law, rule, regulation, treaty, ruling, directive, order, arbitration award, judgment or decree to which the Company or any of its assets or any of the Company’s’ Stock is subject.

3.18  Approvals.  No authorization, consent or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by the Company or the Shareholders in connection with the execution, delivery or performance of this Agreement, including the sale to Purchaser of the shares of Company Stock being purchased by Purchaser hereunder.

3.19  Brokers.  The Company has not agreed to pay any brokerage fees, finder’s fees or other fees or commissions with respect to the transactions contemplated by this Agreement, and, to the Company’s knowledge, no person is entitled, or intends to claim that it is entitled, to receive any such fees or commissions in connection with such transaction.

3.20  Full Disclosure.  Neither this Agreement (including the exhibits hereto) nor any statement, certificate or other document delivered to Purchaser by or on behalf of the Company or the Shareholder contains any untrue statement of a material fact or omits to state a material fact necessary to make the representations and other statements contained herein and therein not misleading.

3.21  Non-Distributive Intent.  The shares of Purchaser Stock being acquired by the Shareholder pursuant to this Agreement are not being acquired by the Shareholder with a view to the public distribution of them.

3.22.  Representations True on Closing Date.  The representations and warranties of the Company and the Shareholder set forth in this Agreement are true and correct on the date hereof, and will be true and correct on the Closing Date as though such representations and warranties were made as of the Closing Date.

Section 4. REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser represents and warrants to the Company and the Shareholder as follows:

4.1  Non-Distributive Intent.  The shares of Company Stock being purchased by Purchaser pursuant to this Agreement are not being acquired by Purchaser with a view to the public distribution of them.

4.2  Litigation.  There is no action, suit, proceeding, dispute, litigation, claim, complaint or investigation by or before any court, tribunal, governmental body or arbitrator pending or, to the best of Purchaser’s knowledge, threatened against Purchaser which challenges or would challenge any of the actions required to be taken by Purchaser under this Agreement.

4.3  Non-Contravention.  Neither the execution and delivery of this Agreement nor the performance hereunder (i) will result in any violation or breach of any agreement or other instrument to which Purchaser is a party or by which Purchaser is bound, or (ii) will result in a violation of any law, rule, regulation, treaty, ruling, directive, order, arbitration award, judgment or decree to which Purchaser is subject.

4.4  Authorization; Binding Nature of Agreement.  Purchaser has all necessary power and authority to enter into and perform its obligations under this Agreement. The execution, delivery and performance of this Agreement on behalf of Purchaser have been duly authorized by all necessary action on the part of Purchaser. Assuming that this Agreement is a valid and binding obligation of each of the other parties hereto, this Agreement is a valid and binding obligation of Purchaser.

4.5  Approvals.  No authorization, consent or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by Purchaser in connection with the execution, delivery or performance of this Agreement.

4.6  Brokers.  Purchaser has not agreed to pay any brokerage fees, finder’s fees or other fees or commissions with respect to the transactions contemplated by this Agreement, and, to Purchaser’ knowledge, no person is entitled, or intends to claim that it is entitled, to receive any such fees or commissions in connection with such transactions.

4.7  Full Disclosure.  Neither this Agreement nor any information supplied by the Purchaser to the Company contains any untrue statement of a material fact or omits to state a material fact necessary to make the representations and other statements contained herein and therein not misleading.

4.8  Representations True on Closing Date.  The representations and warranties of Purchaser set forth in this Agreement are true and correct on the date hereof, and will be true and correct on the Closing Date as though such representations and warranties were made as of the Closing Date.

Section 5. COVENANTS OF THE COMPANY AND THE SHAREHOLDER

Between the date of this Agreement and the Closing Date:

5.1  Conduct of Business.  The Company shall carry on its business in the same manner as such business has been conducted prior to the date of this Agreement. Without limiting the generality of the foregoing, the Company shall not do, and shall ensure that none of its subsidiaries is permitted to do, any of the following without the prior written consent of Purchaser:

(a)    declare, set aside or pay any dividend or make any other distribution in respect of any shares of capital stock, or repurchase, redeem or otherwise reacquire any shares of capital stock or other securities;

(b)    sell or otherwise issue any shares of capital stock or any other securities;

(c)    amend its articles of incorporation, bylaws or other charter or organizational documents, or effect or become a party to any merger, recapitalization, reclassification of shares, stock split, reverse stock split, reorganization or similar transaction;

(d)    form any new subsidiary or acquire any equity interest or other interest in any other entity;

(e)    purchase or otherwise acquire any assets, or lease any assets from any other person, except in the ordinary course of business consistent with past practice;

(f)     sell or otherwise transfer any assets to any other person, except in the ordinary course of business consistent with past practice and at a price equal to the fair market value of the assets transferred;

(g)    lease any assets to any other person, except in the ordinary course of business consistent with past practice and at rental rate equal to the fair value of the assets leased;

(h)    mortgage, pledge, hypothecate or otherwise encumber any assets, except in the ordinary course of business consistent with past practice;

(i)     make any loan or advance to any other person, except for advances that are made to customers in the ordinary course of business consistent with past practice and that are properly reflected as “accounts receivables”;

(j)     pay any bonus to, or increase the amount of the salary, fringe benefits or other compensation or remuneration payable to, any of the directors, officers or employees of the Company;

(k)    take any action that would result in a violation or breach of, or a default under, any contract or other instrument to which the Company is a party or by which the Company or any of its assets is bound;

(l)     change its methods of accounting or accounting practices in any respect;

(m)   take any action that would cause any of the Company’s representations and warranties set forth in this Agreement to become untrue or incorrect; or

(n)    agree or commit (orally or in writing) to do any of the things described in clauses (a) through (m) of this Section 5.1.

5.2  Access.  The Company shall provide Purchaser and Purchaser’s employees, attorneys, accountants and other representatives full and complete access to all properties and records of the Company, and shall arrange for its certified public accountants to make available to Purchaser copies of all working papers relating to the Existing Financial Statements.

5.3  Obligation to Update Disclosure.  The Company shall promptly disclose to Purchaser in writing any facts or circumstances arising after the date hereof that would have been required to be disclosed to the Purchaser pursuant to this Agreement if such facts or circumstances had existed as of the date hereof.

5.4  Intentionally Left Blank.

5.5  Cooperation.  The Company shall cooperate fully with the Purchaser for the purpose of attempting to ensure the consummation of the transactions contemplated hereby.

5.6  Conditions.  In addition to its other obligations hereunder, the Company shall use its best efforts to cause the conditions set forth in Sections 7.1 through 7.3 to be satisfied on a timely basis. The Company shall promptly inform Purchaser if the Company believes or has any reason to believe that any of the conditions set forth in Section 7 might not be satisfied in a timely manner on or before the Closing Date.

5.7  Fiscal Year.  The Company agrees to change its fiscal year ending from June 30 to December 31 as soon as practicable after the Closing Date.

Section 6. COVENANTS OF PURCHASER

6.1  General.  Between the date of this Agreement and the Closing Date: (a) Purchaser shall use its best efforts to cause the conditions set forth in Sections 8.1 and 8.3 to be satisfied on a timely basis, and (b) Purchaser shall promptly inform the Company if Purchaser believes or has any reason to believe that any of the conditions set forth in Section 8 might not be satisfied on a timely basis on or before the Closing Date.

6.2  Board of Directors.  The Purchaser agrees that it will not cause the members of the Board of Directors of the Company to change without the prior written consent of the majority of the members of the Company’s Board of Directors at any time from the Closing through December 31, 2004. Accordingly, during said period ending December 31, 2004, the Purchaser covenants to vote its shares of Company Stock to elect the members of the Company’s Board of Directors that are nominated by the management of the Company. Furthermore, the Company will have the right to designate two members to the Purchaser’s Board of Directors to serve until the next annual meeting of the shareholders of the Purchaser. The Purchaser further agrees to cause two Company designees to be nominated for re-election to the Purchaser’s Board of Directors at least through December 31, 2004.

6.3  Restrictions on Dividends.  The Purchaser covenants not to cause the Company to declare and pay any dividends to the Purchaser without the prior consent of the majority of the members of the Company’s Board of Directors during the period from the Closing through December 31, 2004.

6.4  Replacement Letter of Credit.  The Company and certain individuals have posted letters of credit and cash reserves in the amount of approximately $1,700,000 (collectively, the “Reserves”) as security for the Company’s workman’s compensation insurance policy with American Zurich Insurance Company. Mark J. Richardson (“Richardson”) has a first priority perfected security interest in the 20,000,000 shares of Company Stock being conveyed to the Purchaser pursuant to this Agreement. The Purchaser covenants to replace or arrange to have those letters of credit and cash reserves replaced by a new letter of credit in the amount of $1,700,000 for the benefit of American Zurich Insurance Company and the Company (the “Replacement Letter of Credit”) in form and content satisfactory to American Zurich Insurance Company and its agent, Cedar Hill Company, preferably on or before March 1, 2002, but in no event later than March 1, 2003. In the event that the Replacement Letter of Credit is not posted by March 31, 2002, the Purchaser will be obligated to issue to the Shareholder an additional 10,000,000 warrants to purchase 10,000,000 shares of the Purchaser’s common stock at an exercise price of $.0001 per share, exercisable for a period of five years from the date of issuance, with customary anti-dilution covenants in the event of a stock split, stock dividend or similar transaction by the Purchaser.  Furthermore, Richardson will maintain his first perfected security interest in the Company Stock (the “Lien”), and the Purchaser will acquire the Company Stock subject to the Lien, until the earlier to occur of (a) the posting of the Replacement Letter of Credit, or (b) the release (the “Release”) of all funds comprising the Reserves without any liability to the individuals who contributed funds to the Reserves. The Lien secures the Purchaser’s covenant to the Company to obtain the Replacement Letter of Credit, provided, that the Purchaser’s covenant will terminate upon a Release.

6.5  Registration Rights.  In the event that the Purchaser files a registration statement for any other selling security holders under Section 5 of the Securities Act of 1933, as amended (other than on Form S-8), at any time after the Closing, then the Shareholder will have the right to have up to 10% of its Purchaser Stock registered on that registration statement for resale in accordance with applicable prospectus delivery requirements. These registration rights are assignable to any transferee of the Purchaser Stock.

Section 7. CONDITIONS TO OBLIGATION OF PURCHASER TO CLOSE

The obligation of Purchaser to consummate the transactions that are to be consummated at the Closing is subject to the satisfaction, on or before the Closing Date, of the following conditions (any of which may be waived by Purchaser in whole or in part):

7.1  Representations and Warranties.  Each of the representations and warranties of the Company and the Shareholder set forth in this Agreement shall have been true and correct in all material respects on the date of this Agreement, and shall be true and correct in all material respects on the Closing Date as though such representations and warranties were made as of the Closing Date.

7.2  Performance.  The Company shall have delivered to Purchaser all certificates evidencing the shares of Company Stock, and the Company and the Shareholder shall have duly complied with and performed, in all material respects, all other agreements, covenants and obligations required by this Agreement to be complied with or performed by it on or before the Closing Date.

7.3  Proceedings and Documents.  All corporate and other proceedings of the Company relating to the transactions contemplated by this Agreement, and all instruments and other documents incident to such transactions, shall be reasonably satisfactory in form and substance to Purchaser, and Purchaser shall have received copies of such instruments and other documents (including certified copies of corporate resolutions and “good standing” certificates) as it may reasonably request.

Section 8. CONDITIONS TO OBLIGATIONS OF COMPANY AND SHAREHOLDER TO CLOSE

The obligations of the Company and the Shareholder to consummate the transactions that are to be consummated at the Closing are subject to the satisfaction, on or before the Closing Date, of the following conditions (any of which may be waived by the Company or the Shareholder in whole or in part):

8.1  Representations and Warranties.  The representations and warranties of Purchaser set forth in this Agreement shall have been true and correct in all material respects on the date of this Agreement, and shall be true and correct in all material respects on the Closing Date as though such representations and warranties were made as of the Closing Date.

8.2  Performance.  Purchaser shall have duly complied with and performed, in all material respects, all agreements and obligations required by this Agreement to be complied with or performed by Purchaser on or before the Closing Date.

8.3  Proceedings and Documents.  All proceedings of Purchaser relating to the transactions contemplated by this Agreement and all instruments and other documents incident to such transactions shall be reasonably satisfactory in form and substance to the Company, and the Company shall have received copies of such instruments and other documents as it may reasonably request.

Section 9. TERMINATION OF AGREEMENT

This Agreement and the transactions contemplated hereby may be terminated and abandoned at any time before the Closing:

(a)    by the consent of the Company (which will be binding on the Shareholders) and the Purchaser;

(b)    by the Company, if there has been a material breach by Purchaser of any of the representations, warranties, covenants or obligations of Purchaser set forth herein;

(c)    by Purchaser, if there has been a material breach by the Company of any of the representations, warranties, covenants or obligations of the Company set forth herein; or

(d)    if the Closing shall not have taken place by 1:00 p.m. Pacific Standard Time on January 31, 2002 (or such later time or date as the Company (which will be binding on the Shareholders) and the Purchaser may agree), (i) by Purchaser for any reason, unless the failure of the Closing to take place by such time is attributable to the failure of Purchaser to perform its obligations hereunder, or (ii) by the Company for any reason, unless the failure of the Closing to take place by such time is attributable to the failure of the Company to perform its obligations hereunder.

Section 10. SURVIVAL OF REPRESENTATIONS AND WARRANTIES

The representations and warranties of each party hereto (including the representations and warranties of such party set forth in this Agreement and the representations and warranties of such party set forth in the instruments and other documents delivered pursuant hereto or in connection herewith prior to or at the Closing (i) shall survive, and shall not be affected by, the Closing (or the termination of this Agreement pursuant to Section 9), and (ii) shall not be affected by any information furnished to, or any investigation made by, any other party hereto or any of such other party’s employees, attorneys, accountants or other representatives.

Section 11. INDEMNIFICATION

11.1  Indemnification by Company.  The Company shall hold harmless and indemnify Purchaser and each of Purchaser’s past, present and future directors, officers, shareholders, employees, attorneys, agents and other affiliates from and against any damage, cost or loss that is directly or indirectly suffered or incurred at any time by Purchaser or any of such directors, officers, shareholders, employees, attorneys, agents or other affiliates and that arises directly or indirectly out of or by virtue of, or is directly or indirectly connected with, the breach or inaccuracy of any of the representations and warranties of the Company or the failure of the Company to perform any of its covenants or obligations contained in this Agreement or in any instrument or other document delivered hereunder or in connection herewith.

11.2  Indemnification by Purchaser.  Purchaser shall hold harmless and indemnify the Company and each of the past, present and future directors, officers, shareholders, employees, attorneys, agents and other affiliates of the Company from and against any damage, loss or cost that is directly or indirectly suffered or incurred at any time by the Company or any of such directors, officers, shareholders, employees, attorneys, agents or other affiliates and that arises directly or indirectly out of or by virtue of, or is directly or indirectly connected with, the breach or inaccuracy of any of the representations and warranties of Purchaser or the failure of Purchaser to perform any of its covenants or obligations contained in this Agreement or in any instrument or other document delivered hereunder or in connection herewith.

11.3  Notice and Opportunity to Defend.  If any legal proceeding is initiated, or any claim or demand is made, against any person with respect to which such person (the “Indemnified Party”) may make a claim against any party hereto (the “Indemnifying Party”) pursuant to this Section 11, then the Indemnified Party shall give prompt written notice of such legal proceeding, claim or demand to the Indemnifying Party. The Indemnifying Party shall, at its own expense and with its own counsel, defend or settle such legal proceedings, claim or demand; provided, however, that: (i) the Indemnifying Party shall keep the Indemnified Party informed of all material developments and events relating to such legal proceeding, claim or demand; (ii) the Indemnified Party shall have the right to participate, at its own expense, in the defense of such legal proceeding, claim or demand and shall cooperate as reasonably requested by the Indemnifying Party in the defense thereof; and (iii) the Indemnifying Party shall not settle such legal proceeding, claim or demand without the prior written consent of the Indemnified Party, which consent shall not be unreasonably withheld.

11.4  Indemnification Not A Waiver.  A person’s right to indemnification pursuant to this Section 11 shall not be deemed to be such person’s exclusive remedy in connection with or arising from the breach or inaccuracy of any of the representations and warranties of the Indemnifying Party or the failure of the Indemnifying Party to perform any of its covenants or obligations contained in this Agreement or in any instrument or other document delivered hereunder or in connection herewith. The exercise by any person of his right to demand and receive such indemnification shall not be deemed to prejudice, or to operate as a waiver of, any remedy to which such person may be entitled at law or equity.

Section 12. MISCELLANEOUS

12.1  Further Assurances.  Following the Closing, the Company shall furnish to Purchaser such instruments and other documents as Purchaser may reasonably request for the purpose of carrying out or evidencing the transactions contemplated hereby.

12.2  Fees and Expenses.  Each party hereto shall pay all fees, costs and expenses that it incurs in connection with the negotiation and preparation of this Agreement and in carrying out the transactions contemplated hereby (including, without limitation, all fees and expenses of its counsel and accountant).

12.3  Notices.  Each notice or other communication hereunder shall be in writing and shall be deemed to have been duly given on the earlier of (i) the date on which such notice or other communication is actually received by the intended recipient thereof, or (ii) the date five (5) days after the date such notice or other communication is mailed by registered or certified mail (postage prepaid) to the intended recipient at the following address (or at such other address as the intended recipient shall have specified in a written notice given to the other parties hereto);

If to the Company:

Joint Employers Group, Inc. and Administrative Employers Group, Inc.
12070 Telegraph Road, Suite 100
Santa Fe Springs, California 90670
Attention: Raymond Hotchkiss, President
Telephone: (562) 944-9900
Facsimile: (562) 941-6116

If to Purchaser:

Zeros & Ones, Inc. 11611 San Vicente Boulevard, Suite 615 Los Angeles, California 90049 Telephone: (310) 399-9901 Facsimile: (310) 496-3006

12.4  Publicity.  No press release, notice to any third party or other publicity concerning the transactions contemplated by this Agreement shall be issued, given or otherwise disseminated without the prior approval of each of the parties hereto; provided, however, that such approval shall not be unreasonably withheld.

12.5  Table of Contents and Headings.  The table of contents of this Agreement and the underlined headings contained herein are for convenience only, shall not be deemed to be a part of this Agreement and shall not be referred to in connection with the interpretation hereof.

12.6  Counterparts.  This Agreement may be executed in several counterparts, each of which shall constitute an original and all of which, when taken together, shall constitute one agreement.

12.7  Governing Law.  This Agreement shall be construed in accordance with, and governed in all respects by, the laws of the State of California. The venue for any action hereunder shall be in the appropriate forum in the County of Los Angeles, State of California.

12.8  Successors and Assigns.  This Agreement shall be binding upon the parties hereto and their respective heirs, successors and assigns, if any, and shall inure to the benefit of the parties hereto and their respective heirs, successors and assigns, if any.

12.9  Severability.  In the event that any provision of this Agreement, or the application of such provision to any person or set of circumstances, shall be determined to be invalid, unlawful or unenforceable to any extent at any time after the Closing Date, the remainder of this Agreement, and the application of such provision to persons or circumstances other than those as to which it is determined to be invalid, unlawful or unenforceable, shall not be affected and shall continue to be enforceable to the fullest extent permitted by law.

12.10  Waiver.  No failure or delay on the part of any party hereto in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude any other or further exercise thereof or of any other power, right or privilege.

12.11  Entire Agreement.  This Agreement sets forth the entire understanding of the parties hereto and supersedes all prior agreements and understandings among the parties relating to the subject matter hereof.

12.12  Parties in Interest.  Except for the provisions of Section 12, none of the provisions of this Agreement or of any other document relating hereto is intended to provide any rights or remedies to any person (including, without limitation, any employees or creditors of the Company) other than the parties hereto and their respective heirs, successors and assigns, if any.

12.13  Variations of Pronouns.  Whenever required by the context hereof, the singular number shall include the plural, and vice versa; the masculine gender shall include the feminine and neuter genders; and the neuter gender shall include the masculine and feminine genders.

12.14  “Person”.  The term “person” as used herein shall include any individual, corporation, general partnership, limited partnership, joint venture, association, trust, organization, business entity, government (or political subdivision thereof) or governmental agency.

12.15  Applicability of Certain Terms to Non-Corporate Entities.  When used herein with respect to any non-corporate entity: the terms “shares,” “stock” and “capital stock” shall be deemed to refer to equity interests of any nature in such entity; the term “shareholder” shall be deemed to refer to any holder of any equity interest in such entity; and the terms “director” and “officer” shall be deemed to refer to any person who is involved in the management of such entity or who performs functions for such entity that are similar to the functions performed by officers or directors of a corporation.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

COMPANY:	JOINT EMPLOYERS GROUP, INC., a California corporation

/s/ RAY HOTCHKISS
	By:	Ray Hotchkiss, President

ADMINISTRATIVE EMPLOYERS GROUP, INC., a California corporation

/s/ RAY HOTCHKISS
	By:	Ray Hotchkiss, President

SHAREHOLDER:	JEG, LLC, a California limited liability company

/s/ RAY HOTCHKISS
	By:	Ray Hotchkiss, President

PURCHASER:	ZEROS & ONES, INC.

/s/ ROBERT HOLTZ
	By:	Robert Holtz, Chief Executive Officer

EXHIBIT A

List of Shareholders

Name	Number of Shares
JEG LLC, a California limited liability company	20,000,000(1)

Linda Tolman	107,500(2)

(1)                                  Pledged to Mark J. Richardson to secure the Company’s obligations to him until the Replacement Letter of Credit is posted.

(2)                                  May be redeemed prior to Closing in connection with a possible settlement of the Company’s lawsuit with Linda Tolman as disclosed in Exhibit B of this Agreement.

EXHIBIT B

EXCEPTIONS TO ABSENCES OF CHANGES

*The Company has filed a lawsuit against Linda Tolman, the owner of approximately 0.4% of the outstanding common stock of the Company. A copy of the lawsuit and a full explanation have been provided to the Purchaser prior to the execution of this Agreement. The Agreement contemplates that her stock may be redeemed by the Company and the case settled before the Closing, although there is no assurance that such a settlement will be achieved. She presently owns 107,500 shares of the Common Stock of each Company.

*The Company has recently discovered its possible failure to comply with all filing requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) for taxable years prior to 2001, and comparable state and local laws, rules and regulations for the same periods, which may result in monetary penalties to the Company.

*The Company does not currently have an insurance policy covering sexual harassment and similar claims by employees against its clients.

*See updated information in the Executive Summary for the Company, a copy of which is attached to this Exhibit B and has been provided to the Purchaser.

*The Company issued $50,000 (and may issue up to an additional $200,000) of 12% convertible promissory notes in October 2001, copies of which have been provided to the Purchaser. As a condition of the Closing the Shareholders will cause the noteholders to agree to accept the equivalent amount of the Purchaser’s Common Stock rather than the Company’s Common Stock in the event of a conversion of the notes into equity, and will provide all the shares of the Purchaser’s Common Stock to the noteholders that are necessary to accommodate any such conversion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2002	By: /s/ ROBERT J. HOLTZ
Robert J. Holtz Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President

