Form 10KSB/A
period 2001-12-31
ZEROS & ONES INC
filed 2002-04-25
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

A

C

I

ARMANDO C. IBARRA Certified Public Accountant A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of
Armando Ibarra, Jr., C.P.A.	Certified Public Accountants

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Zeros & Ones, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zeros & Ones, Inc. (A Development Stage Company) and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The December 31, 2000 financial statements were audited by other auditors whose report dated January 26, 2001, included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zeros & Ones, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

_______________________________

ARMANDO C. IBARRA, CPA-APC

ChulaVista, California

April 24, 2002

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	Year Ended December 31, 2001	Year Ended December 31, 2000

ASSETS

Current Assets
Cash	$—	$2,071,695
Trade accounts receivable — net of allowance for doubtful accounts	—	100,000
Employee advances — related party	—	44,500
Prepaid expenses	—	85,387

Total Current Assets	—	2,301,582

Property & Equipment — Net of Accumulated Depreciation & Amortization	381,850	746,939

Other Assets
Intangible assets — net of accumulated amortization	117,996	160,254
Other assets	126,120	136,189

Total Other Assets	244,116	296,443

TOTAL ASSETS	$625,966	$3,344,964

LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$340,824	$165,857
Accrued payroll and vacation	40,000	76,055
Deferred rent	0	112,692
Deferred stock option compensation	400,300	21,156
Unearned revenue	—	40,000
Due to officer	93,530	—
Current portion of obligations under capitalized leases	44,817	68,205

Total Current Liabilities	919,471	483,965

Long-Term Liabilities
Deferred stock option compensation	—	54,066
Obligations under capitalized leases, less current maturities	9,249	—

Total Long-Term Liabilities	9,249	54,066

TOTAL LIABILITIES	928,720	538,031

STOCKHOLDERS’ EQUITY / (DEFICIT)
Preferred stock, ($.001 par value, 2,000,000 shares authorized; none issued and outstanding as of December 31, 2001 and 2000.)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 24,511,858 and 23,695,190 shares issued and outstanding as of December 31, 2001 and 2000, respectively.)	24,512	23,695
Paid-in capital	17,310,872	17,161,821
Accumulated deficit during development stage	(17,638,138)	(14,378,583)

Total Stockholders’ Equity / (Deficit)	(302,754)	2,806,933

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY / (DEFICIT)	$625,966	$3,344,964

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2001	Year Ended December 31, 2000	Development Stage Period

Revenues	$344,253	$805,004	$1,972,478
Cost of sales	235,986	658,112	1,325,146

Gross Profit	108,267	146,892	647,332

Loss on investment in related party	—	—	5,143,351
Loss on abandonment of leasehold	179,129	—	179,129
Bad debt for related party	—	89,800	573,469
Bad debt expense	7,000	234,639	241,639
Write-off of capitalized software costs	—	322,993	322,993
Research & development expense	55,101	—	55,101
General & administrative expenses	3,160,309	4,453,004	11,833,435

Total Expenses	3,401,539	5,100,436	18,349,117

Other Income & (Expenses)

Interest income	—	169,160	169,160
Settlement of lawsuit	—	100,546	100,546
Miscellaneous other income	33,717	1,620	35,337

Total Other Income & (Expenses)	33,717	271,326	305,043

Net Loss	$(3,259,555)	$(4,682,218)	$(17,396,742)

Basic loss per share	$(0.14)	$(0.21)

Weighted average number of common shares outstanding	23,948,623	22,652,268

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity/Deficit

From January 1, 1999 through December 31, 2001

	Common Stock		Preferred Stock		Additional Paid-in Capital	Receivable from Stockholder	Accumulated Deficit During Development Stage	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 1999	7,038,000	$55,000	605,180	$6,051,800	$247,932	$—	$(6,117,654)	$237,078

Shares issued to shareholders of CLMI	2,663,823	—	—	—	—	—	—	—

Shares issued for cash	—	—	252,128	2,521,284	—	—	—	2,521,284

Shares issued for assets purchased at transferor’s basis	660,000	—	—	—	421,957	(292,300)	—	129,657

Exchange of preferred stock to common stock at exchange ratio	8,773,878	8,573,084	(857,308)	(8,573,084)	—	—	—	—

Shares issued for services	122,724	61	—	—	191,870	—	—	191,931

Shares issued for deferred offering cost	150,000	50	—	—	257,950	—	—	258,000

Shares issued for private placement	122,727	41	—	—	179,959	—	—	180,000

Exercise of warrants	92,883	31	—	—	92,852	—	—	92,883

Cancellation of shares	(2,120,541)	—	—	—	—	—	—	—

Net loss, December 31, 1999	—	—	—	—	—	—	(3,578,711)	(3,578,711)

Balance, December 31, 1999	17,503,494	8,628,267	—	—	1,392,520	(292,300)	(9,696,365)	32,122

Net proceeds from private placement and warrants	5,988,568	5,974	—	—	6,949,555	—	—	6,955,529

Payments on receivable from stockholder	—	—	—	—	—	202,500	—	202,500

Write off of receivable from stockholder	—	—	—	—	—	89,800	—	89,800

Shares issued for offering services related to private placement	148,128	148	—	—	118,852	—	—	119,000

Shares issued for services rendered	55,000	55	—	—	90,145	—	—	90,200

Allocation of par value to additional paid-in capital	—	(8,610,749)	—	—	8,610,749	—	—	—

Net loss, December 31, 2000	—	—	—	—	—	—	(4,682,218)	(4,682,218)

Balance, December 31, 2000	23,695,190	23,695	—	—	17,161,821	—	(14,378,583)	2,806,933

Shares issued for services	33,410	33	—	—	14,093	—	—	14,126

Shares issued for services	90,000	90	—	—	24,173	—	—	24,263

Shares issued for employee compensation	3,000	3	—	—	1,425	—	—	1,428

Exercise of warrants	80,258	81	—	—	24,570	—	—	24,651

Options granted for services	—	—	—	—	2,400	—	—	2,400

Exercise of warrants	10,000	10	—	—	(10)	—	—	—

Shares issued for services	600,000	600	—	—	82,400	—	—	83,000

Net loss, December 31, 2001	–	—	—	—	—	—	(3,259,555)	(3,259,555)

Balance, December 31, 2001	24,511,858	$24,512	—	$—	$17,310,872	$—	$(17,638,138)	$(302,754)

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2001	Year Ended December 31, 2000	Development Stage Period

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,259,555)	$(4,682,218)	$(17,396,742)
Depreciation and amortization expense	233,791	183,772	607,516
Stock issued for services	149,868	209,240	550,997
Bad debt — trade accounts receivable	7,000	234,639	635,508
Bad debt from stockholder	—	89,800	179,600
Write-off of software development costs	—	322,993	322,993
Loss on investment in related party	—	—	5,143,351
Write-off of investment	—	50,000	50,000
Loss on abandonment of leasehold	179,129	—	179,129
Loss on retirement of property & equipment	6,861	—	6,861
(Increase)/Decrease in trade accounts receivable	93,000	(309,639)	(241,639)
(Increase)/Decrease in accounts receivable — stockholders	—	202,500	202,500
(Increase)/Decrease in due to and from related party	—	—	(339,869)
(Increase)/Decrease in employee advances — related party	44,500	(44,500)	—
(Increase)/Decrease in prepaid expenses	85,387	(85,387)	(21,600)
(Increase)/Decrease in gain from disposal of assets	779	—	779
Increase/(Decrease) in accounts payable & accrued exp.	174,967	23,076	309,182
Increase/(Decrease) in accrued officer salary	—	(107,500)	—
Increase/(Decrease) in accrued payroll & vacation	(36,055)	76,055	40,000
Increase/(Decrease) in deferred rent	(112,692)	112,692	0
Increase/(Decrease) in deferred stock option compensation	325,078	21,156	346,234
Increase/(Decrease) in unearned revenue	(40,000)	40,000	0

Net cash (used) by operating activities	(2,147,942)	(3,663,321)	(9,425,200)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(12,888)	(658,959)	(743,412)
Proceeds from disposal of property and equipment	4,675	—	4,675
Acquisition of goodwill	—	—	(120,000)
Acquisition of intellectual property	(5,000)	—	(5,000)
Investment in related party	—	—	(5,143,351)
Increase in software development costs	—	(282,993)	(322,993)
Other assets	10,069	(191,600)	(142,494)

Net cash (used) by investing activities	(3,144)	(1,133,552)	(6,472,575)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit	—	—	10,919
Proceeds on notes payable — stockholders	—	—	330,000
Increase in due to officer	93,530	—	93,530
Proceeds from issuance of warrants and private placements	—	7,213,488	7,486,368

Proceeds from issuance of common stock	—	—	259,078
Payments on obligations under capitalized leases	(14,139)	(56,625)	(89,797)
Payments on notes payable — stockholders	—	(270,724)	(330,000)
Payments on notes payable — goodwill	—	(87,500)	(87,500)
Payment on line of credit	—	(10,919)	(10,919)
Issuance of preferred stock	—	—	8,573,084
Dividends distributed	—	—	(232,988)
Draws by proprietor	—	—	(104,000)

Net cash provided by financing activities	79,391	6,787,720	15,897,775

Net increase (decrease) in cash	(2,071,695)	1,990,847	—

Cash at beginning of year	2,071,695	80,848	—

Cash at end of year	$—	$2,071,695	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$5,894	$23,700	$28,816

Income taxes paid	$5,600	$11,309	$11,309

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of fixed assets under capitalized leases	$—	$130,527	$298,030

Stock issued for services	$66,868	$90,200	$282,089

Stock issued for offering services related to private placement	$—	$119,000	$119,000

Stock issued for deferred offering cost	$—	$—	$258,000

Issuance of common stock for equipment	$—	$—	$161,839

Issuance of common stock for accounts receivable	$—	$—	$292,300

Issuance of common stock for accounts payable	$—	$—	$(5,459)

Notes payable issuance for goodwill	$—	$—	$87,500

Services received from stockholders for settlement of accounts receivable	$—	$202,500	$202,500

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Weighted Average Analysis

BASIC EPS		Common Shares	Cumulative Common Shares	Days 365	Weighted Average

Year Ended December 31, 2001
	1-Jan-01		23,695,190	58	3,765,263
	28-Feb-01	33,410	23,728,600	48	3,120,473
	17-Apr-01	90,000	23,818,600	23	1,500,898
	10-May-01	3,000	23,821,600	49	3,197,968
	28-Jun-01	80,258	23,901,858	5	327,423
	3-Jul-01	10,000	23,911,858	113	7,402,849
	24-Oct-01	600,000	24,511,858	69	4,633,748
	1-Jan-02

Shares Issued		816,668

Cumulative Shares			24,511,858	365

Weighted Average Number of Common Shares Outstanding					23,948,623

	Earning (Loss) Available to Common Stockholders					(3,259,555)

		Basic Earnings (Loss) Per Share				(0.1361)

DILUTED EPS		Common Shares	Cumulative Common Shares	Days 365	Weighted Average

Year Ended December 31, 2001
	1-Jan-01		23,695,190	0	0
	1-Jan-01	10,045,793	33,740,983	58	5,361,581
	28-Feb-01	33,410	33,774,393	48	4,441,564
	17-Apr-01	90,000	33,864,393	23	2,133,921
	10-May-01	3,000	33,867,393	49	4,546,582
	28-Jun-01	80,258	33,947,651	5	465,036
	3-Jul-01	10,000	33,957,651	113	10,512,917
	24-Oct-01	600,000	34,557,651	69	6,532,816
	1-Jan-02

Shares Issued		816,668

Cumulative Shares			34,557,651	365

Weighted Average Number of Common Shares Outstanding					33,994,416

						(4,601,755)
	Earning (Loss) Available to Common Stockholders

		Diluted Earnings (Loss) Per Share				(0.1354)

EARNINGS/ DILUTED EARNINGS PER SHARE = EARNING (LOSS) AVAILABLE TO COMMON STOCKHOLDERS / WEIGHTED WEIGHTED SHARES OUTSTANDING

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

Effective July 1, 1999, the Company entered into a Plan of Reorganization and Asset Purchase Agreement to purchase 100% of the assets of Zeros & Ones, Inc., A Delaware corporation (“ZOI-DE”), and Plans of Reorganization and Exchange Agreements to acquire 100% of the total issued and outstanding shares of stock of (1) Quantum arts, Inc.(“QA”), (2) EKO Corporation(“EKO”), (3) Polygonal Research Corporation (“PRC”), (4) KidVision, Inc. (“KV”), and (5) Wood Ranch Technology Group, Inc.(“WRTG”), in exchange for the issuance of the Company’s common stock plus the issuance of a note in the amount of $300,000 payable to the stockholder of QA for reimbursement of expenses. As of part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, inc. (“PWE”) to acquire 100% of the total issued and outstanding capital stock of PWE in consideration for the issuance of the shareholders of PWE. Under the Plan of reorganization, QA, EKO, PRC, KV, WRTG, PWE, and assets acquired from ZOI-DE, referred as “the Group”, are merged into one company and are accounted for in a manner similar to a pooling of interest as if they under common control. After the effective date of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement No. 16, paragraph 70, reverse to a reverse merger. The business combination of the Group and the Company is accounted for under the purchase method in which the purchase price $207,500 cash paid and liabilities assumed of the Company are allocated to the fair market value of assets and liabilities acquired. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

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

NOTE 5.   PROPERTY & EQUIPMENT

A summary is as follows :

	As of December 31,
	2001	2000

Computer & equipment	$127,091	$122,653
Furniture & Fixtures	64,997	64,997
Electronic Equipment	25,828	29,693
Office Equipment	2,016	2,016
Software-Internal Use	3,219	3,219
Leasehold Improvements	238,227	476,453
Equipment Under Capitalized Leases	185,829	185,829

	647,207	884,860
Accumulated depreciation and amortization	(265,357)	(137,921)

Property & Equipment — net	$381,850	$746,939

Depreciation and amortization expense totaled $186,533 and $142,276 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6.  INTANGIBLES

	As of December 31,
	2001	2000

Goodwill	$207,500	$207,500
Intellectual Property	20,000	15,000

	227,500	222,500
Accumulated depreciation and amortization	(109,504)	(62,246)

Intangible Assets — net	$117,996	$160,254

Amortization expenses totaled $47,258 and $41,496 for the years ended December 31, 2001 and 2000, respectively.

NOTE 7.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of December 31, 2001 and 2000:

	As of December 31,
	2001	2000

Year ended December 31,
2001	$—0—	$77,461
2002	46,985	46,985
2003	10,074	10,074

Total minimum lease payments	57,059	134,520
Less amounts representing interest	(2,993)	(12,249)

Present value of minimum lease payments	54,066	122,271
Less current maturities	(44,817)	(68,205)

	$9,249	$54,066

NOTE 8.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,471,411. The net operating loss carryforwards expire through 2012 and are available to offset future income tax liabilities.

Temporary differences, which give, rise to deferred tax assets and liabilities at December 31, 2001 are as follows:

Net operating loss carryfoward		$5,503,494
Valuation allowance		$5,503,494

Net deferred taxes	$	- 0 -

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

NOTE 9.  CAPITAL STOCK

a.   Preferred stock

The authorized capital stock of the Company includes 2,000,000 shares of preferred stock, par value $0.001 per share, none of which is issued or outstanding.

b.  Common stock

During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 5,523,204 shares of the Company’s common stock at a purchase price $1.46 per share and 5,523,204 warrants at an exercise price of $1.83 per share. The Confidential Private Placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering.  The securities issued pursuant to the Confidential Private Placement were restricted securities as defined in Rule 144.  The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. Additionally, 150,000 shares of the Company’s common stock were issued for services rendered in connection with this confidential private placement.  An additional 180,300 warrants exercisable until March 31, 2005 at a price of $1.83 per share and 77,200 warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this confidential private placement during 2000.

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

During 2001 a total of 527,420 warrants were issued for services provided, 300,000 of which were exercised prior to December 31, 2001.

NOTE 10.  STOCK OPTIONS

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

Information concerning stock options issued to directors, officers, and other employees is presented in the following table.

	2001	2000	Weighted Average Option Price

Outstanding at beginning of year	778,100	0	$1.00
Granted	1,959,272	923,100	$0.98
Exercised	0	0	N/A
Canceled, expired, or forfeited	0	(145,000)	$1.00
Outstanding at end of year	2,737,372	778,100	$0.98
Options exercisable at end of year	1,808,160	81,830	$1.00

Fixed options outstanding and exercisable at December 31, 2001 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.15 to $1.06	2,737,372	9 years	$0.37	1,808,160	$0.72

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. If the Company had recognized compensation expense for the fixed options based on the value as determined by the Black-Scholes option pricing model, in accordance with SFAS No. 123, the pro forma net income and earnings per share would be as follows for 2001:

Net income (loss)—as reported	$(3,259,555)
Net income (loss)—pro forma	(4,601,755)
Basic and fully diluted EPS-as reported	(0.14)
Basic and fully diluted EPS-pro forma	(0.14)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The following assumptions were used in Black-Scholes model determining fair value:

Risk-free interest rate	5.80%
Expected life in years	10.00%
Expected volatility	150.00%
Expected dividend yield	0.00%

NOTE 11.  CONTINGENCIES

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

NOTE 12.  LEASE COMMITMENTS

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

NOTE 13.   GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management’s plan to seek additional capital through the sale of its securities through private placements. The Company is also seeking other ventures to increase operational revenue (see NOTE 14).

NOTE 14.  SUBSEQUENT EVENTS

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

