Form 10QSB
period 2002-03-31
ZEROS & ONES INC
filed 2002-05-20
CIK 845807

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2002

ZEROS & ONES, INC.

(Exact Name of Registrant as specified in its Charter)

COMMERCIAL LABOR MANAGEMENT, INC.

(Former Name: Change Effective July 1, 1999)

NEVADA	88-0241079
(State or other Jurisdiction of Incorporation or Organization	I.R.S.Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock

Common Stock, $.001 par value	23,911,858
Title of Class	Number of Shares Outstanding at March 31, 2002

ZEROS & ONES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2001	2001

ASSETS

Current Assets
Cash	$93,214	$—
Trade accounts receivable - net of allowance for doubtful accounts	423,272	—
Contested worker's comp. claims	79,920	—
Prepaid income taxes	1,822	—
Total Current Assets	598,228	—

Property & Equipment - Net of Accumulated Depreciation & Amortization	436,894	381,850

Other Assets
Intangible assets - net of accumulated amortization	3,839,592	117,996
Other assets	126,120	126,120
Worker's comp. deposit	1,792,429	—
Rent deposit	5,625	—
Other deposits	1,685	—
Total Other Assets	5,765,451	244,116

TOTAL ASSETS	$6,800,573	$625,966

ZEROS & ONES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2002	2001

LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$519,272	$340,824
Accrued payroll and vacation	—	40,000
Payroll checks accrued	299,887	—
Payroll taxes payable	239,739	—
Employee benefits payable	102,594	—
Short term notes for workers' comp. deposits	1,473,513	—
Convertible notes	25,000	—
Lines of credit	194,908	—
Credit cards payable	39,602	—
Deferred stock option compensation	400,300	400,300
Due to officer	129,145	93,530
Current portion of obligations under capitalized leases	44,817	44,817
Total Current Liabilities	3,468,777	919,471

Long-Term Liabilities
Client workers' comp. deposits	71,179	—
Obligations under capitalized leases, less current maturities	9,249	9,249
Total Long-Term Liabilities	80,428	9,249
TOTAL LIABILITIES	3,549,205	928,720

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock, ($.001 par value, 2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 48,511,858 and 24,511,858 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively)	48,512	24,512
Paid-in capital	20,886,872	17,310,872
Accumulated deficit during development stage	(17,638,138)	(17,638,138)
Retained earnings / (deficit)	(45,878)	—
Total Stockholders' Equity / (Deficit)	3,251,368	(302,754)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)	$6,800,573	$625,966

ZEROS & ONES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

Revenues	$8,760,957	$162,053
Cost of sales	8,425,766	146,621
Gross Profit	335,191	15,432

Research & development expense	-	25,199
General & administrative expenses	381,069	1,158,324
Total Expenses	381,069	1,183,523

Other Income & (Expenses)

Miscellaneous other income	-	29,926
Total Other Income & (Expenses)	-	29,926

Net Loss	$(45,878)	$(1,138,165)

Basic loss per share	$(0.00)	$(0.05)

Weighted average number of common shares outstanding	40,511,858	23,697,432

ZEROS & ONES, INC. AND SUBSIDIARIES

Statement of Changes in Stockholders' Equity / (Deficit)

From January 1, 1999 through March 31, 2002

							Accumulated
					Additional	Receivable	Deficit During
	Common Stock		Preferred Stock		Paid - in	from	Development	Retained
	Shares	Amount	Shares	Amount	Capital	Stockholder	Stage	Earnings	Total

Balance at January 1, 1999	7,038,000	$55,000	605,180	$6,051,800	$247,932	$-	$(6,117,654)	$-	$237,078

Shares issued to shareholders of CLMI	2,663,823	-	-	-	-	-	-	-	-

Shares issued for cash	-	-	252,128	2,521,284	-	-	-	-	2,521,284

Shares issued for assets purchased at transferor's basis	660,000	-	-	-	421,957	(292,300)	-	-	129,657

Exchange of preferred stock to common stock at exchange ratio	8,773,878	8,573,084	(857,308)	(8,573,084)	-	-	-	-	-

Shares issued for services	122,724	61	-	-	191,870	-	-	-	191,931

Shares issued for deferred offering cost	150,000	50	-	-	257,950	-	-	-	258,000

Shares issued for private placement	122,727	41	-	-	179,959	-	-	-	180,000

Exercise of warrants	92,883	31	-	-	92,852	-	-	-	92,883

Cancellation of shares	(2,120,541)	-	-	-	-	-	-	-	-

Net loss, December 31, 1999	-	-	-	-	-	-	(3,578,711)	-	(3,578,711)

Balance, December 31, 1999	17,503,494	8,628,267	-	-	1,392,520	(292,300)	(9,696,365)	-	32,122

Net proceeds from private placement and warrants	5,988,568	5,974	-	-	6,949,555	-	-	-	6,955,529

Payments on receivable from stockholder	-	-	-	-	-	202,500	-	-	202,500

Write off of receivable from stockholder	-	-	-	-	-	89,800	-	-	89,800

Shares issued for offering services related to private placement	148,128	148	-	-	118,852	-	-	-	119,000

Shares issued for services rendered	55,000	55	-	-	90,145	-	-	-	90,200

Allocation of par value to additional paid-in capital	-	(8,610,749)	-	-	8,610,749	-	-	-	-

Net loss, December 31, 2000	-	-	-	-	-	-	(4,682,218)	-	(4,682,218)

Balance, December 31, 2000	23,695,190	23,695	-	-	17,161,821	-	(14,378,583)	-	2,806,933

Shares issued for services	33,410	33	-	-	14,093	-	-	-	14,126

Shares issued for services	90,000	90	-	-	24,173	-	-	-	24,263

Shares issued for employee compensation	3,000	3	-	-	1,425	-	-	-	1,428

Exercise of warrants	80,258	81	-	-	24,570	-	-	-	24,651

Options granted for services	-	-	-	-	2,400	-	-	-	2,400

Exercise of warrants	10,000	10	-	-	(10)	-	-	-	-

Shares issued for services	600,000	600	-	-	82,400	-	-	-	83,000

Net loss, December 31, 2001	-	-	-	-	-	-	(3,259,555)	-	(3,259,555)

Balance, December 31, 2001	24,511,858	24,512	-	-	17,310,872	-	(17,638,138)		(302,754)

Shares issued for JEG acquisition	24,000,000	24,000	-	-	3,576,000	-	-	-	3,600,000

Net loss, March 31, 2002	-	-	-	-	-	-	-	(45,878)	(45,878)

Balance, March 31, 2002	48,511,858	$48,512	-	$-	$20,886,872	$-	$(17,638,138)	$(45,878)	$3,251,368

ZEROS & ONES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(45,878)	$(1,138,165)
Depreciation and amortization expense	65,065	63,962
Stock issued for services	-	14,126
(Increase)/Decrease in trade accounts receivable	(423,272)	(8,554)
(Increase)/Decrease in contested workers' comp. claims	(79,920)	-
(Increase)/Decrease in employee advances - related party	-	550
(Increase)/Decrease in prepaid expenses	-	13,041
(Increase)/Decrease in prepaid income taxes	(1,822)	-
(Increase)/Decrease in workers' comp. deposit	(1,792,429)	-
(Increase)/Decrease in rent deposit	(5,625)	-
(Increase)/Decrease in other deposits	(1,685)	-
Increase/(Decrease) in accounts payable & accrued exp.	178,448	46,404
Increase/(Decrease) in accrued payroll & vacation	(40,000)	58,888
Increase/(Decrease) in payroll checks accrued	299,887	-
Increase/(Decrease) in payroll taxes payable	239,739	-
Increase/(Decrease) in employee benefits payable	102,594	-
Increase/(Decrease) in short term notes for workers' comp. deposits	1,473,513	-
Increase/(Decrease) in client workers' comp. deposits	71,179	-
Increase/(Decrease) in deferred rent	-	49,346
Increase/(Decrease) in unearned revenue	-	(30,000)
Net cash provided / (used) by operating activities	39,794	(930,402)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(120,109)	(810)
Proceeds from disposal of property and equipment	-	11,536
Intangible assets - net of accumulated amortization	(3,721,596)	-
Acquisition of intellectual property	-	(5,000)
Other assets	-	5,542
Stock issued for JEG acquisition	24,000	-
Net cash provided / (used) by investing activities	(3,817,705)	11,268

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in due to officer	35,615	-
Payments on obligations under capitalized leases	-	(17,206)
Proceeds from notes payable - stockholders	25,000	-
Proceeds from lines of credit	194,908	-
Proceeds from credit cards payables	39,602	-
Additional paid-in capital	3,576,000	-
Net cash provided / (used) by financing activities	3,871,125	(17,206)

Net increase / (decrease) in cash	93,214	(936,340)

Cash at beginning of period	-	2,071,695
Cash at end of period	$93,214	$1,135,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$20,161	$3,419
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for JEG acquisition	$24,000	$-
Stock issued for services	$-	$14,126

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Weighted Average Analysis

			Cumulative
BASIC EPS		Common	Common	Days	Weighted
		Shares	Shares	90	Average

Three Months
March 31,
2002
	1-Jan-02		24,511,858	30	8,170,619
	31-Jan-02	24,000,000	48,511,858	60	32,341,239
	1-Apr-02	0	48,511,858		0

Shares Issued		0

Cumulative Shares			48,511,858	90

Weighted Average Number of Common Shares Outstanding					40,511,858

Earning (Loss) Available to Common Stockholders						(45,878)

Basic Earnings (Loss) Per Share						(0.0011)

ARMANDO C. IBARRA

CERTIFIED PUBLIC ACCOUNTANTS

(A Professional Corporation)

Armando C. Ibarra, C.P.A.	Members of the California Society of
Armando Ibarra, Jr., C.P.A.	Certified Public Accountants

To the Board of Directors of

Zeros & Ones, Inc. and Subsidiaries

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the accompanying consolidated balance sheets of Zeros & Ones, Inc. and Subsidiaries as of March 31, 2002 and December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity / (deficit), and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Zeros & Ones, Inc. and Subsidiaries.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Armando C. Ibarra, CPA-APC
May 20, 2002
Chula Vista, Ca.

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of March 31, 2002

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

During the first quarter of 2002, the Company successfully completed the acquisition of Joint Employers Group (JEG).  JEG is now a wholly owned subsidiary of the Company.  The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries.

NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

a.   Business Activity

The Company creates proprietary technology and content-based intellectual property to advance the convergence of the Internet with television, wireless and high-speed networks. In addition to fees generated from development of software, content, and other technology products, the Company may also, from time to time, receive royalty income from sales of certain software products developed for others.  With the recent acquisition of Joint Employers Group (JEG) the Company now plans to provide outsource PEO solutions for handling all aspects of human resources.

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

d.  Principles of Consolidation

The consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Pillar West Entertainment, Inc. (PWE), Polygonal Research Corporation, KidVision, Inc. and Wood Ranch Technology Group, Inc., and Joint Employers Group. All significant intercompany transactions and balances have been eliminated.

e.  Net Loss per Share

All presented data reflects the retroactive effect of the three-for-one stock split on February 25, 2000.

For the period ended March 31, 2002, the per share data is based on the weighted average number of common equivalents shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in manner similar to a stock split, even if anti-dilutive.

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

NOTE 3.   ACCOUNTS RECEIVABLE FROM STOCKHOLDERS

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

NOTE 4.  WORKERS’ COMPENSATION DEPOSITS

The Company’s subsidiary, JEG, is self-insured for workers’ compensation purposes up to $75,000.  The Company also carries third party insurance for claims above this threshold.  This third party insurance policy requires the Company to maintain $1,400,000 in deposits.  To help fulfill this deposit requirement the Company had to borrow funds from third parties and are reflected in the balance sheet as short-term notes.

NOTE 5.   PROPERTY & EQUIPMENT

A summary is as follows :

As of March 31,
2002
Computer Equipment	$186,561
Furniture & Fixtures	158,423
Electronic Equipment	35,752
Office Equipment	2,016
Software-Internal Use	48,610
Leasehold Improvements	242,264
Equipment Under Capitalized Leases	185,829
859,455
Accumulated Depreciation and Amortization	(422,561)

Property & Equipment — Net	$436,894

                Depreciation and amortization expense totaled $65,065 for the three months ended March 31, 2002.

NOTE 6.  INTANGIBLES

As of March 31,
2002
Goodwill	$1,940,911
Intellectual Property	20,000
Customer List	2,000,000
3,960,911
Accumulated Amortization	(121,319)

Intangible Assets — Net	$3,839,592

Amortization expense totaled $11,815 for the three months ended March 31, 2002.

NOTE 7.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of March 31, 2002:

Year ended December 31,
2002	46,985
2003	10,074
Total minimum lease payments	57,059
Less amounts representing interest	(2,993)
Present value of minimum lease payments	54,066
Less current portion	(44,817)
$9,249

NOTE 8.   OBLIGATIONS UNDER PROPERTY LEASE

The Company’s subsidiary, JEG, entered into a lease agreement with a non-related party to occupy office space on 12070 Telegraph Road, Suite 100, Santa Fe Springs, Ca. The commencement date was May 1, 1999 with an original term of three years and one three-year option.  The Company plans to make this the corporate headquarters and is in the process of relocating.  Currently the minimum monthly rent is $6,087.60, and management expects to exercise the option. Minimum rental payments per year are as follows:

Year:	2002	2003	2004
Minimum rental:	$73,056	$73,056	$73,056

NOTE 9.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,638,138. The net operating loss carryforwards will expire twenty years from the date the loss was incurred.

Temporary differences, which give, rise to deferred tax assets and liabilities at December 31, 2001 are as follows:

Net operating loss carryfoward	$17,638,138
Valuation allowance	(17,638,138)
Net deferred taxes	$0

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

NOTE 10.  CAPITAL STOCK

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

During 2001 a total of 527,420 warrants were issued for services provided, 300,000 of which were exercised prior to December 31, 2001.  On January 31, 2002 the Company issued 24,000,000 shares of its common stock for 100% of the common stock of Joint Employers Group.

As of March 31, 2002 the Company had 48,511,858 shares of common stock outstanding.

NOTE 11.  STOCK OPTIONS

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

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25.  Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options.  The Company did not record any expense for the current period ended March 31, 2002.  No additional options were issued for the quarter ended March 31, 2002.

NOTE 12.  LITIGATION

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

NOTE 13.  GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management’s plan to seek additional capital through the sale of its securities through private placements. The Company also believes that the recent merger with JEG will develop into a successful venture and provide significant revenues and cash flow.

NOTE 14.  DEVELOPMENT STAGE

In subsequent years the Company was classified as a development stage company based on accounting guidelines.  However, on January 31, 2002 Company acquired Joint Employers Group, which has had a history of significant revenues. As of January 31, 2002 the Company will no longer be classified as a development state company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Form 10-QSB contains financial projections, synergy estimates and other “forward-looking statements” as that term is used in federal securities laws about Zeros & Ones, Inc.’s (“ZROS” or the “Company”, or “Division”) financial condition, results of operations and business. These statements include, among others:

• statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

• statements of ZROS’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS’s actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

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

CURRENT OVERVIEW

During the first quarter of 2002, the Company successfully completed the acquisition of Joint Employers Group and began implementing the plan whose key focus is servicing and expanding that business.

The Company has been engaged in a strategy to release over $1 million dollars in working capital in the form of cash and existing letters of credit by replacing an existing reserve already in place between Joint Employers Group and one of its insurance carriers.  The insurance carrier has agreed to complete this transaction, provided the replacement is secured through SWIFT by an institution that has been approved by the NAIC (National Association of Insurance Carriers) such as ABN Amro or Merrill Lynch — both of which have been contacted and have expressed willingness to execute this confirmation.

First Global Inc./Allied Boston Group has posted a replacement letter of credit (ID# 031402/1273 on the Bloomberg Professional system) in the amount of $2 million in the name of Zeros & Ones, Inc. / Joint Employers Group, Inc.  First Global, Inc. is currently coordinating with the appropriate NAIC-approved source to provide said confirmation to the Company and its carrier.  Following completion of that process, it will then be passed along to the insurance carrier to release the aforementioned working capital.  This has been an extremely complex procedure but the Company is pleased to announce that it anticipates that this transaction will be completed soon.

In addition to stabilizing both companies, the funds will be utilized on the ongoing development of the Company’s technology holdings, with special focus on its MC-10 image compression, BetterThanSource image filtering, and JEG Portal system.

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

2.     JEGPortal — Innovative Intranet/Internet Technology-Driven Program

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

JEG is now a major aspect of the Company’s operations.  That said, the Company intends to continue most of its key non-JEG projects in some form — either directly from the parent, in a spin-off entity, or integrated into the JEG business unit.

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

In May 2002, the longstanding litigation between Paul Frank Industries and Zeros & Ones, Inc. came to a conclusion.  Both parties reached an out-of-court settlement on the claims and counter-claims previously asserted.

The Company believes it was successful in its objectives.

Key points of the settlement include $500,000 to be paid quarterly by Paul Frank Industries to Zeros & Ones, Inc. over the course of 18 months — the first payment of $100,000 being due on or before June 1, 2002 along with retention of $390,000 already paid by Mondo Media to Zeros & Ones, Inc. against the production costs.  The sum of these items appears to fully recuperate the entire out-of-pocket expense associated with having produced “Julius & Friends.”  Zeros & Ones does not owe any money to Paul Frank Industries and all claims against the Company have been dismissed.

In addition, the Company has unobstructed access to all revenue generated or to be generated from the broadcast of the webshows through Mondo Media and/or SONY Screenblast, including revenues from episodic placement and online advertising — past, present, and future.

The Company has confirmed that said revenue is already being generated but the associated parties have failed to disperse these amounts as per its agreements.  Its settlement with Paul Frank Industries, allows the Company to aggressively seek to identify those amounts and collect them from Mondo Media, Inc.

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

The JEGPortal is being built utilizing all ..NET and object-oriented technology.

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

LOOKING FORWARD

The Company’s overall focus throughout the beginning of 2002 was on the survivability of its businesses, stability of internal operations, and vigorous enforcement of the Company’s key rights and proprietary holdings.

Settling the litigation with Paul Frank Industries has put an end to the last major legal conflict the Company had to address on a daily basis.  We are very enthused that our full attention can finally return to building a great business.  Now more than ever, Zeros & Ones believes it has virtually re-invented itself and, as a result, is currently quite undervalued.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In May 2002, the longstanding litigation between Paul Frank Industries and Zeros & Ones, Inc. came to a conclusion.  Both parties reached an out-of-court settlement on the claims and counter-claims previously asserted.

The Company believes it was successful in its objectives.

Key points of the settlement include $500,000 to be paid quarterly by Paul Frank Industries to Zeros & Ones, Inc. over the course of 18 months — the first payment of $100,000 being due on or before June 1, 2002 along with retention of $390,000 already paid by Mondo Media to Zeros & Ones, Inc. against the production costs.  The sum of these items appears to fully recuperate the entire out-of-pocket expense associated with having produced “Julius & Friends.”  Zeros & Ones does not owe any money to Paul Frank Industries and all claims against the Company have been dismissed.

In addition, the Company has unobstructed access to all revenue generated or to be generated from the broadcast of the webshows through Mondo Media and/or SONY Screenblast, including revenues from episodic placement and online advertising — past, present, and future.

The Company has confirmed that said revenue is already being generated but the associated parties have failed to disperse these amounts as per its agreements.  Its settlement with Paul Frank Industries, allows the Company to aggressively seek to identify those amounts and collect them from Mondo Media, Inc.

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

Item 2. CHANGES IN SECURITIES

During the first quarter of 2002, the Company successfully completed the acquisition of Joint Employers Group (JEG).  JEG is now a wholly owned subsidiary of the Company.  The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries.  The agreement provides for 24,000,000 shares of restricted stock to be issued for this transaction.

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

Date: May 20, 2002	By: /s/ ROBERT J. HOLTZ
Robert J. Holtz Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President