Form 10QSB
period 2002-06-30
ZEROS & ONES INC
filed 2002-08-20
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2002

ZEROS & ONES, INC.
(Exact Name of Registrant as specified in its Charter)

COMMERCIAL LABOR MANAGEMENT, INC.
(Former Name: Change Effective July 1, 1999)

Nevada	88-0241079
(State or other Jurisdiction of	I.R.S.Employer
Incorporation or Organization	Identification No.)

1299 Ocean Avenue, Suite 900 — Santa Monica, CA 90401
(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, including Area Code: (310) 496-3006

                Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes	No

☒	☐

ZEROS & ONES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2002	2001

ASSETS

Current Assets
Cash	$215,403	$—
Trade accounts receivable — net of allowance for doubtful accounts	287,522	—
Contested worker’s comp. claims	79,920	—
Prepaid income taxes	1,822	—
Total Current Assets	584,667	—

Property & Equipment — Net of Accumulated Depreciation & Amortization	432,233	381,850

Other Assets
Intangible assets — net of accumulated amortization	3,839,592	117,996
Other assets	126,120	126,120
Worker’s comp. deposit	1,603,429	—
Rent deposit	5,625	—
Other deposits	1,685	—
Total Other Assets	5,576,451	244,116
TOTAL ASSETS	$6,593,351	$625,966

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$961,327	$340,824
Accrued payroll and vacation	—	40,000
Intercompany payable	50,000	—
Payroll taxes payable	74,644	—
Employee benefits payable	(5,307)	—
Short term notes for workers’ comp. deposits	1,466,596	—
Convertible notes	25,000	—
Lines of credit	190,368	—
Credit cards payable	39,602	—
Deferred stock option compensation	400,300	400,300
Due to officer	129,145	93,530
Current portion of obligations under capitalized leases	44,817	44,817
Total Current Liabilities	3,376,492	919,471

Long-Term Liabilities
Client workers’ comp. deposits	77,379	—
Obligations under capitalized leases, less current maturities	9,249	9,249
Total Long-Term Liabilities	86,628	9,249
TOTAL LIABILITIES	3,463,120	928,720

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock, ($.001 par value, 2,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, ($.001 par value, 100,000,000 shares authorized; 48,511,858 and 24,511,858 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively)	48,512	24,512
Paid-in capital	20,886,872	17,310,872
Accumulated deficit during development stage	(17,638,138)	(17,638,138)
Retained earnings / (deficit)	(167,015)	—
Total Stockholders’ Equity/(Deficit)	3,130,231	(302,754)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$6,593,351	$625,966

ZEROS & ONES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2002	2001

Revenues	$20,995,106	$301,253
Cost of sales	20,169,252	214,945

Gross Profit	825,854	86,308

Research & development expense	—	55,101
General & administrative expenses	992,869	2,506,421

Total Expenses	992,869	2,561,522

Other Income/(Expenses)
Other income/(expenses)	—	38,370

Total Other Income/(Expenses)	—	38,370

Net Income/(Loss)	$(167,015)	$(2,436,844)

Basic earnings/(loss) per share	$(0.00)	$(0.10)

Weighted average number of common shares outstanding	44,533,957	23,742,289

ZEROS & ONES, INC. AND SUBSIDIARIES

Statement of Changes in Stockholders’ Equity/(Deficit)

From January 1, 1999 through June 30, 2002

(Unaudited)

							Accumulated
					Additional	Receivable	Deficit During
	Common Stock		Preferred Stock		Paid-in	from	Development	Retained
	Shares	Amount	Shares	Amount	Capital	Stockholder	Stage	Earnings	Total

Balance at January 1, 1999	7,038,000	$55,000	605,180	$6,051,800	$247,932	$—	$(6,117,654)	$—	$237,078
Shares issued to shareholders of CLMI	2,663,823	—	—	—	—	—	—	—	—
Shares issued for cash	—	—	252,128	2,521,284	—	—	—	—	2,521,284
Shares issued for assets purchased at transferor’s basis	660,000	—	—	—	421,957	(292,300)	—	—	129,657
Exchange of preferred stock to common stock at exchange ratio	8,773,878	8,573,084	(857,308)	(8,573,084)	—	—	—	—	—
Shares issued for services	122,724	61	—	—	191,870	—	—	—	191,931
Shares issued for deferred offering cost	150,000	50	—	—	257,950	—	—	—	258,000
Shares issued for private placement	122,727	41	—	—	179,959	—	—	—	180,000
Exercise of warrants	92,883	31	—	—	92,852	—	—	—	92,883
Cancellation of shares	(2,120,541)	—	—	—	—	—	—	—	—
Net loss, December 31, 1999	—	—	—	—	—	—	(3,578,711)	—	(3,578,711)
Balance, December 31, 1999	17,503,494	8,628,267	—	—	1,392,520	(292,300)	(9,696,365)	—	32,122
Net proceeds from private placement and warrants	5,988,568	5,974	—	—	6,949,555	—	—	—	6,955,529
Payments on receivable from stockholder	—	—	—	—	—	202,500	—	—	202,500
Write off of receivable from stockholder	—	—	—	—	—	89,800	—	—	89,800
Shares issued for offering services related to private placement	148,128	148	—	—	118,852	—	—	—	119,000
Shares issued for services rendered	55,000	55	—	—	90,145	—	—	—	90,200
Allocation of par value to additional paid-in capital	—	(8,610,749)	—	—	8,610,749	—	—	—	—
Net loss, December 31, 2000	—	—	—	—	—	—	(4,682,218)	—	(4,682,218)
Balance, December 31, 2000	23,695,190	23,695	—	—	17,161,821	—	(14,378,583)	—	2,806,933
Shares issued for services	33,410	33	—	—	14,093	—	—	—	14,126
Shares issued for services	90,000	90	—	—	24,173	—	—	—	24,263
Shares issued for employee compensation	3,000	3	—	—	1,425	—	—	—	1,428
Exercise of warrants	80,258	81	—	—	24,570	—	—	—	24,651
Options granted for services	—	—	—	—	2,400	—	—	—	2,400
Exercise of warrants	10,000	10	—	—	(10)	—	—	—	—
Shares issued for services	600,000	600	—	—	82,400	—	—	—	83,000
Net loss, December 31, 2001	—	—	—	—	—	—	(3,259,555)	—	(3,259,555)
Balance, December 31, 2001	24,511,858	24,512	—	—	17,310,872	—	(17,638,138)		(302,754)
Shares issued for JEG acquisition	24,000,000	24,000	—	—	3,576,000	—	—	—	3,600,000
Net loss, June 30, 2002	—	—	—	—	—	—	—	(167,015)	(167,015)
Balance, June 30, 2002	48,511,858	$48,512	—	$—	$20,886,872	$—	$(17,638,138)	$(167,015)	$3,130,231

ZEROS & ONES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(167,015)	$(2,436,844)
Depreciation and amortization expense	69,560	133,975
Stock issued for services	—	66,868
(Increase)/Decrease in trade accounts receivable	(287,522)	17,247
(Increase)/Decrease in contested workers’ comp. claims	(79,920)	—
(Increase)/Decrease in employee advances — related party	—	1,250
(Increase)/Decrease in prepaid expenses	—	48,488
(Increase)/Decrease in prepaid income taxes	(1,822)	—
(Increase)/Decrease in workers’ comp. deposit	(1,603,429)	—
(Increase)/Decrease in rent deposit	(5,625)	—
(Increase)/Decrease in other deposits	(1,685)	—
Increase/(Decrease) in accounts payable & accrued exp.	620,503	57,384
Increase/(Decrease) in accrued payroll & vacation	(40,000)	(50,991)
Increase/(Decrease) in intercompany payable	50,000	—
Increase/(Decrease) in payroll taxes payable	74,644	—
Increase/(Decrease) in employee benefits payable	(5,307)	359,144
Increase/(Decrease) in short term notes for workers’ comp. deposits	1,466,596	—
Increase/(Decrease) in client workers’ comp. deposits	77,379	—
Increase/(Decrease) in deferred rent	—	45,692
Increase/(Decrease) in unearned revenue	—	(10,000)
Net cash provided / (used) by operating activities	166,357	(1,767,787)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(119,943)	(6,027)
Proceeds from disposal of property and equipment	—	5,454
Intangible assets — net of accumulated amortization	(3,721,596)	—
Acquisition of intellectual property	—	(5,000)
Other assets	—	7,399
Stock issued for JEG acquisition	24,000	—
Net cash provided / (used) by investing activities	(3,817,539)	1,826

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in due to officer	35,615	—
Payments on obligations under capitalized leases	—	(33,433)
Proceeds from notes payable — stockholders	25,000	—
Proceeds from lines of credit	190,368	—
Proceeds from credit cards payables	39,602	—
Additional paid-in capital	3,576,000	—
Net cash provided / (used) by financing activities	3,866,585	(33,433)
Net increase / (decrease) in cash	215,403	(1,799,394)

Cash at beginning of period	—	2,071,695
Cash at end of period	$215,403	$272,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$40,346	$5,894
Income taxes paid	$—	$5,600

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for JEG acquisition	$24,000	$—
Stock issued for services	$—	$66,868

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Weighted Average Analysis

			Cumulative
		Common	Common		Weighted
BASIC EPS		Shares	Shares	Days 181	Average

Six Months
June 30,
2002
	1-Jan-02		24,511,858	30	4,062,739
	31-Jan-02	24,000,000	48,511,858	151	40,471,219
	1-Jul-02	0	48,511,858		0

Shares Issued		0

Cumulative Shares			48,511,858	181

Weighted Average Number of Common Shares Outstanding					44,533,957

	Earning (Loss) Available to Common Stockholders					(167,015)

		Basic Earnings (Loss) Per Share				(0.0038)

ARMANDO C. IBARRA

CERTIFIED PUBLIC ACCOUNTANTS

(A Professional Corporation)

Armando C. Ibarra, C.P.A.	Members of the California Society of
Armando Ibarra, Jr., C.P.A.	Certified Public Accountants

To the Board of Directors of

Zeros & Ones, Inc. and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying consolidated balance sheets of Zeros & Ones, Inc. and Subsidiaries as of June 30, 2002 and December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the six months ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zeros & Ones, Inc.

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

August 15, 2002

Chula Vista, Ca.

ZEROS & ONES, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of June 30, 2002

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

b.  Development Stage Enterprise

In prior periods the Company was classified as a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.” All loses accumulated from the inception of Zeros & Ones, Inc. through December 31, 2001 are considered as part of the Company’s development stage activities.                As of January 1, 2002 the Company is no longer considered a development state enterprise.

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

For the period ended June 30, 2002, the per share data is based on the weighted average number of common equivalents shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in manner similar to a stock split, even if anti-dilutive.

NOTE 3.  WORKERS’ COMPENSATION DEPOSITS

The Company’s subsidiary, JEG, is self-insured for workers’ compensation purposes up to $75,000.  The Company also carries third party insurance for claims above this threshold.  This third party insurance policy requires the Company to maintain $1,400,000 in deposits.  To help fulfill this deposit requirement the Company had to borrow funds from third parties, these loans are reflected in the balance sheet as short-term notes.

NOTE 4.  PROPERTY & EQUIPMENT

As of June 30,
2002

Computer Equipment	$59,470
Office Furniture & Fixtures	502,406
Time Clocks	9,924
Software-Internal Use	45,391
Leasehold Improvements	242,098
859,289
Accumulated Depreciation and Amortization	(427,056)
Property & Equipment — Net	$432,233

                Depreciation and amortization expense totaled $69,560 for the six months ended June 30, 2002.

NOTE 5.  INTANGIBLES

As of June 30,
2002

Goodwill	$1,940,911
Intellectual Property	20,000
Customer List	2,000,000
3,960,911
Accumulated Amortization	(121,319)
Intangible Assets — Net	$3,839,592

Amortization expense totaled $11,815 for the six months ended June 30, 2002.

NOTE 6.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of June 30, 2002:

Year ended December 31,
2002	46,985
2003	10,074
Total minimum lease payments	57,059
Less amounts representing interest	(2,993)
Present value of minimum lease payments	54,066
Less current portion	(44,817)
$9,249

NOTE 7.  OBLIGATIONS UNDER PROPERTY LEASE

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

As of June 30, 2002 the Company had 48,511,858 shares of common stock outstanding.

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

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25.  Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options.  The Company did not record any expense for the current period ended June 30, 2002.  No additional options were issued for the quarter ended June 30, 2002.

NOTE 11.  LITIGATION

In May 2002, the longstanding litigation between Paul Frank Industries, Inc. (“PFI”) and Zeros & Ones, Inc. ("Z&O") came to a conclusion.  Both parties agreed to resolve their claims against each other on mutually agreeable terms.  Under the terms of the settlement, which is confidential, PFI will make certain agreed payments over the course of the next 18 months, and after those payments have been completed, the parties have agreed that the entire lawsuit will be dismissed.

Steve Schklair, recently filed a new claim against Z&O and Robert Holtz inclusive seeking damages and, in part, specific performance related to certain equipment leases.  The Company intends to defend all named defendants, and vigorously enforce its rights.

NOTE 12.  GOING CONCERN

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

NOTE 13.  DEVELOPMENT STAGE

In subsequent years the Company was classified as a development stage company based on accounting guidelines.  However, on January 31, 2002 Company acquired Joint Employers Group, which has had a history of significant revenues. As of January 1, 2002 the Company will no longer be classified as a development stage company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Form 10-QSB contains financial projections, synergy estimates and other “forward-looking statements” as that term is used in federal securities laws about Zeros & Ones, Inc.’s (“ZROS” or the “Company”, or “Division”) financial condition, results of operations and business. These statements include, among others:

- statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

- statements of ZROS’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS’s actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

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

CURRENT OVERVIEW

The successful operation of Joint Employers Group through the first half of 2002 continues as systems and controls are further integrated into the overall and day-to-day operations of the Company.  Key goals are cost reduction/increased per-case profitability, increased revenues, expansion of sales effort, and production of working capital.

The Company has been engaged in a strategy to release over $1 million dollars in such working capital in the form of cash and existing letters of credit by replacing an existing reserve already in place between Joint Employers Group and one of its insurance carriers.  The insurance carrier has agreed to complete this transaction, provided the replacement is secured through SWIFT by an institution that has been approved by the NAIC (National Association of Insurance Carriers).

Accordingly, First Global Inc./Allied Boston Group has posted a replacement letter of credit (ID# 031402/1273 on the Bloomberg Professional system) in the amount of $2 million in the name of Zeros & Ones, Inc. / Joint Employers Group, Inc.  First Global, Inc. is currently coordinating through Lloyd Morgan Securities in Scottland, UK, a transaction with ABN Amro (NAIC-approved) to deliver such a confirmation.

As confirmed by George F. Loonie, Director of Lloyd Morgan Securities, in a written statement, “All of the necessary documentation has been presented to the financial institution.”  Further, “I was politely advised by the responsible officer that everything was in process and the copy of the ‘SWIFT CONFIRMATION’ was Imminent.”

In parallel, the carrier has agreed to issue a “Ready, Willing, and Able” letter instructing the issuing party of the carrier’s authorization and approval of this transaction.

This has been an extremely complex procedure, involving several parties in geographically scattered territories and differing time zones.  Based on direct representations by third parties, the Company anticipates that this transaction is fully on-track to be completed quite soon and within the present fiscal quarter (Q3).

In addition to stabilizing both companies and key parties, the funds will be utilized on the ongoing development of the Company’s technology holdings, with special focus on its MC-10 image compression, BetterThanSource image filtering, and JEG Portal system.

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

ZEROS & ONES ENTERTAINMENT
In May 2002, the longstanding litigation between Paul Frank Industries, Inc. (“PFI”) and Zeros & Ones, Inc. (“Z&O”) came to a conclusion.  Both parties agreed to resolve their claims against each other on mutually agreeable terms.  Under the terms of the settlement, which is confidential, PFI will make certain agreed payments over the course of the next 18 months, and after those payments have been completed, the parties have agreed that the entire lawsuit will be dismissed.

ZEROS & ONES TECHNOLOGIES, INC.
The Company believes its technological developments represent the most significant aspect of current and future shareholder value.  To focus on those opportunities, Zeros & Ones Technologies, Inc. was formed as a privately held subsidiary. On November 30, 2001, a dividend transaction representing 10% direct ownership by the public shareholders of record on September 24, 2001 of ZROS. Zeros & Ones, Inc., the publicly held parent company, owns the remaining 90%. Additional dividend(s) will be issued directly to public shareholders in the future.

Work continues on a limited basis, on the MC-10 compression technology, including ongoing development by Bernie Butler-Smith to the sole benefit of the Company.

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

LOOKING FORWARD

In our opinion, the current economic climate and sentiment on the public markets has been challenging not only on this Company, but on all of corporate America as well.

Nevertheless, we believe that the Company possesses valuable technology that has tremendous potential for the marketplace when national economic conditions are more favorable.  Zeros & Ones is a special company that has existed in several forms since 1994.  We believe that the Company, with the support of several of its key staff members, vendors, and others, has made notable strides at keeping the Company moving forward despite many challenges presented by many factors.

Meanwhile, the Company’s overall focus remains on the survivability of its businesses, stability of internal operations, and vigorous enforcement of the Company’s key rights and proprietary holdings.

The Company remains fully committed to the overall success and performance of its businesses and anticipates an opportunity to benefit the Company and its shareholders with the fruits of its efforts — past, present, and future.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2002	By: /s/ ROBERT J. HOLTZ
Robert J. Holtz Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President

CERTIFICATION

In connection with the Quarterly Report of Zeros & Ones, Inc. (“the Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (“the Report”), we certify, pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the SARBANES-OXLEY ACT of 2002, that:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ ROBERT J. HOLTZ
Robert J. Holtz Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Date: August 19, 2002