Form 10QSB
period 2002-09-30
ZEROS & ONES INC
filed 2002-11-19
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2002

                               ZEROS & ONES, INC.
                             ---------------------
             (Exact Name of Registrant as specified in its Charter)

                        COMMERCIAL LABOR MANAGEMENT, INC.
                       ----------------------------------
                  (Former Name: Change Effective July 1, 1999)

              NEVADA                                          88-0241079
  -------------------------------                         ------------------
  (State or other Jurisdiction of                           I.R.S.Employer
  Incorporation or Organization                           Identification No.)

              1299 Ocean Avenue, Suite 900 - Santa Monica, CA 90401
            --------------------------------------------------------
              (Address of Principal Executive Offices)(Zip Code)

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

                     Yes                                        No
                      X
                    -----                                      -----

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED BALANCE SHEET....................................................3

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT..............................5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)...........6

CONSOLIDATED STATEMENT OF CASH FLOWS..........................................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND FINANCIAL CONDITION..........................................17

OTHER INFORMATION............................................................25

SIGNATURES...................................................................26

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                Certified Public Accountants

To the Board of Directors of
Zeros & Ones, Inc. and Subsidiaries


                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheets of Zeros & Ones, Inc. and Subsidiaries as of September 30, 2002 and December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity/(deficit), and cash flows for the nine and three months ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Zeros & Ones, Inc.

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

/s/Armando C. Ibarra, CPA-APC
----------------------------
Armando C. Ibarra, CPA-APC

November 12, 2002
Chula Vista, Ca.

                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------------

                                                                            As of                 Year Ended
                                                                        September 30,            December 31,
                                                                            2002                     2001
                                                                      ------------------       ------------------


                                                      ASSETS

      CURRENT ASSETS

            Cash                                                    $           107,133     $                  -
            Trade accounts receivable - net of allowance
                for doubtful accounts                                           513,528                        -
            Prepaid income taxes                                                  6,000                        -
            Deferred tax benefit                                                122,254                        -
                                                                      ------------------       ------------------
      TOTAL CURRENT ASSETS                                                      748,915                        -

      PROPERTY & EQUIPMENT - NET OF ACCUMULATED DEPRECIATION &
          AMORTIZATION                                                          414,113                  381,850

      OTHER ASSETS
            Intangible assets - net of accumulated amortization               3,833,684                  117,996
            Other assets                                                        126,120                  126,120
            Workers' comp. premium                                               22,808                        -
            Workers' comp. deposit                                            1,316,162                        -
            Workers' comp. claims                                               214,174                        -
            Letter of credit                                                     50,000                        -
            Rent deposit                                                          5,625                        -
            Other deposits                                                        1,685                        -
                                                                      ------------------       ------------------
      TOTAL OTHER ASSETS                                                      5,570,258                  244,116
                                                                      ------------------       ------------------

            TOTAL ASSETS                                            $         6,733,286     $            625,966
                                                                      ==================       ==================


                                  See Notes to Consolidated Financial Statements
                                                       3

                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------------

                                                                            As of                 Year Ended
                                                                        September 30,            December 31,
                                                                            2002                     2001
                                                                      ------------------       ------------------


                                  LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

      CURRENT LIABILITIES
            Accounts payable and accrued expenses                   $           937,472     $            340,824
            Accrued payroll and vacation                                              -                   40,000
            Intercompany payable                                                      -                        -
            Payroll taxes payable                                               124,976                        -
            Employee benefits payable                                            84,979                        -
            Short term notes for workers' comp. deposits                      1,465,931                        -
            Convertible notes                                                    25,000                        -
            Lines of credit                                                     192,261                        -
            Credit cards payable                                                 36,281                        -
            Deferred stock option compensation                                  400,300                  400,300
            Due to officer                                                      129,145                   93,530
            Current portion of obligations under capitalized leases              44,817                   44,817
                                                                      ------------------       ------------------
      TOTAL CURRENT LIABILITIES                                               3,441,162                  919,471

      LONG-TERM LIABILITIES
            Client workers' comp. deposits                                       98,379                        -
            Obligations under capitalized leases, less current maturities         9,249                    9,249
                                                                      ------------------       ------------------

      TOTAL LONG-TERM LIABILITIES                                               107,628                    9,249
                                                                      ------------------       ------------------

      TOTAL LIABILITIES                                                       3,548,790                  928,720

      STOCKHOLDERS' EQUITY / (DEFICIT)
           Preferred stock, ($.001 par value, 2,000,000 shares authorized;
            none issued and outstanding)                                              -                        -
           Common stock, ($.001 par value, 100,000,000 shares authorized;
           48,511,858 and 24,511,858 shares issued and outstanding as  of
            September 30, 2002 and December 31, 2001, respectively)              48,512                   24,512
           Paid-in capital                                                   20,886,872               17,310,872
           Accumulated deficit during development stage                     (17,638,138)             (17,638,138)
           Retained earnings / (deficit)                                       (112,750)                       -
                                                                      ------------------       ------------------
      TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)                                  3,184,496                 (302,754)
                                                                      ------------------       ------------------
             TOTAL LIABILITIES &
                              STOCKHOLDERS' EQUITY / (DEFICIT)      $         6,733,286     $            625,966
                                                                      ==================       ==================


                                  See Notes to Consolidated Financial Statements
                                                         4

                                              ZEROS & ONES, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Operations
                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                      Nine Months         Nine Months       Three Months       Three Months
                                                         Ended               Ended             Ended              Ended
                                                     September 30,       September 30,     September 30,      September 30,
                                                         2002                 2001              2002               2001
                                                  --------------------  ----------------- -----------------  -----------------

     Revenues                                   $          33,423,002 $          344,253 $      12,427,896 $           43,000
     Cost of sales                                         31,976,156            235,986        11,806,904             21,041
                                                  --------------------  ----------------- -----------------  -----------------

     GROSS PROFIT                                           1,446,846            108,267           620,992             21,959

     Research & development expense                                 -             55,101                 -                  -
     General & administrative expenses                      1,660,934          3,179,711           668,065            673,290
                                                  --------------------  ----------------- -----------------  -----------------

     TOTAL EXPENSES                                         1,660,934          3,234,812           668,065            673,290

     OTHER INCOME / (EXPENSES)
     Other income / (expenses)                                (20,916)            33,717           (20,916)            (4,653)
                                                  --------------------  ----------------- -----------------  -----------------
     TOTAL OTHER INCOME / (EXPENSES)                          (20,916)            33,717           (20,916)            (4,653)
                                                  --------------------  ----------------- -----------------  -----------------

     NET INCOME / (LOSS) BEFORE TAXES                        (235,004)        (3,092,828)          (67,989)          (655,984)
     Income Tax Benefit (Provision)                           122,254                  -           122,254                  -
                                                  --------------------  ----------------- -----------------  -----------------
     TOTAL OTHER INCOME / (EXPENSES)                         (112,750)        (3,092,828)           54,265           (655,984)
                                                  ====================  ================= =================  =================


     BASIC EARNINGS / (LOSS) PER SHARE          $               (0.00)$            (0.13)$            0.00 $            (0.03)
                                                  ====================  ================= =================  =================

     WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                           48,511,858         23,799,360        48,511,858         23,911,641
                                                  ====================  ================= =================  =================

                                        See Notes to Consolidated Financial Statements
                                                               5

                                                 ZEROS & ONES, INC. AND SUBSIDIARIES
                                      Statement of Changes in Stockholders' Equity / (Deficit)
                                           From January 1, 1999 through September 30, 2002
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                            Common Stock          Preferred Stock      Additional   Receivable   Deficit During Retained      Total
                         Shares     Amount       Shares      Amount    Paid - in       From      Development    Earnings
                                                                        Capital     Stockholder    Stage       (Deficit)
------------------------------------------------------------------------------------------------------------------------------------

 Balance at
     January 1, 1999     7,038,000   $ 55,000     605,180 $ 6,051,800   $ 247,932          $ -  $ (6,117,654)      $ -   $ 237,078

 Shares issued to
      shareholder        2,663,823          -           -           -           -            -             -         -           -

 Shares issued for cash          -          -     252,128   2,521,284           -            -             -         -   2,521,284

 Shares issued for assets
      purchased at
      transferor's basis   660,000          -           -           -     421,957     (292,300)            -         -     129,657

 Exchange of preferred
     stock to common
     stock at exchange
     ratio               8,773,878  8,573,084    (857,308) (8,573,084)          -            -             -         -           -

 Shares issued for
     services              122,724         61           -           -     191,870            -             -         -     191,931

 Shares issued for
     deferred offering
     cost                  150,000         50           -           -     257,950            -             -         -     258,000

 Shares issued for
     private placement     122,727         41           -           -     179,959            -             -         -     180,000

 Exercise of warrants       92,883         31           -           -      92,852            -             -         -      92,883

 Cancellation of shares (2,120,541)         -           -           -           -            -             -         -           -

 Net loss,  December
     31, 1999                    -          -           -           -           -            -    (3,578,711)        -  (3,578,711)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER
      31, 1999          17,503,494  8,628,267           -           -   1,392,520     (292,300)   (9,696,365)        -      32,122
====================================================================================================================================
 Net proceeds from
     private placement
     and warrants        5,988,568      5,974           -           -   6,949,555            -             -         -   6,955,529

 Payments on receivable
     from stockholder            -          -           -           -           -      202,500             -         -     202,500

 Write off of receivable
     from stockholder            -          -           -           -           -       89,800             -         -      89,800

 Shares issued for
     offering services
     related to private
     placement             148,128        148           -           -     118,852            -             -         -     119,000

 Shares issued for
     services rendered      55,000         55           -           -      90,145            -             -         -      90,200

 Allocation of par value
     to additional
     paid-in capital             - (8,610,749)          -           -   8,610,749            -             -         -           -

 Net loss,  December
     31, 2000                    -          -           -           -           -            -    (4,682,218)        -  (4,682,218)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER
     31, 2000           23,695,190     23,695           -           -  17,161,821            -   (14,378,583)        -   2,806,933
====================================================================================================================================
 Shares issued for
     services               33,410         33           -           -      14,093            -             -         -      14,126

 Shares issued for
     services               90,000         90           -           -      24,173            -             -         -      24,263

 Shares issued for
     employee compensation   3,000          3           -           -       1,425            -             -         -       1,428

 Exercise of warrants       80,258         81           -           -      24,570            -             -         -      24,651

 Options granted for
     services                    -          -           -           -       2,400            -             -         -       2,400

 Exercise of warrants       10,000         10           -           -         (10)           -             -         -           -

 Shares issued for
     services              600,000        600           -           -      82,400            -             -         -      83,000

 Net loss,  December
     31, 2001                    -          -           -           -           -            -    (3,259,555)        -  (3,259,555)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER
     31, 2001           24,511,858     24,512           -           -  17,310,872            -   (17,638,138)             (302,754)
====================================================================================================================================

 Shares issued for
     JEG acquisition    24,000,000     24,000           -           -   3,576,000            -             -         -   3,600,000

 Net loss,  September
     30, 2002                    -          -           -           -           -            -             -  (112,750)   (112,750)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  SEPTEMBER
     30, 2002           48,511,858   $ 48,512           -        $  - $20,886,872          $ -  $(17,638,138)$(112,750) $3,184,496
====================================================================================================================================

                                           See Notes to Consolidated Financial Statements
                                                                6

                                                 ZEROS & ONES, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                 Nine Months        Nine Months        Three Months     Three Months
                                                                    Ended              Ended              Ended            Ended
                                                                September 30,      September 30,      September 30,    September 30,
                                                                     2002               2001               2002             2001
                                                               -----------------  -----------------  ----------------- -------------

   CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                              $        (112,750)$       (3,092,828)$           54,265 $    (655,984)
        Depreciation expense                                             92,560            197,979             23,000             -
        Stock issued for services                                             -             66,868                  -             -
        (Increase)/Decrease in trade accounts receivable               (513,528)            93,000           (226,006)       75,753
        (Increase)/Decrease in employee advances - related party              -             44,500                  -        43,250
        (Increase)/Decrease in prepaid expenses                               -             71,817                  -        23,329
        (Increase)/Decrease in prepaid income taxes                      (6,000)                 -             (4,178)            -
        (Increase)/Decrease in deferred tax benefit                    (122,254)                 -           (122,254)            -
        (Increase)/Decrease in workers' comp. premium                   (22,808)                 -            (22,808)            -
        (Increase)/Decrease in workers' comp. deposit                (1,316,162)                 -            287,267             -
        (Increase)/Decrease in workers' comp. claims                   (214,174)                 -           (134,254)            -
        (Increase)/Decrease in letter of credit                         (50,000)                 -            (50,000)            -
        (Increase)/Decrease in rent deposit                              (5,625)                 -                  -             -
        (Increase)/Decrease in other deposits                            (1,685)                 -                  -             -
        Increase/(Decrease) in accounts payable & accrued exp.          596,648            174,967            (23,855)      117,583
        Increase/(Decrease) in accrued payroll & vacation               (40,000)           (36,055)                 -        14,936
        Increase/(Decrease) in intercompany payable                           -                  -            (50,000)            -
        Increase/(Decrease) in payroll taxes payable                    124,976                  -             50,332             -
        Increase/(Decrease) in employee benefits payable                 84,979                  -             90,286             -
        Increase/(Decrease) in short term notes for
          workers' comp. deposits                                     1,465,931                  -               (665)            -
        Increase/(Decrease) in convertible notes                         25,000                  -                  -             -
        Increase/(Decrease) in client workers' comp. deposits            98,379                  -             21,000             -
        Increase/(Decrease) in deferred rent                                  -             39,092                  -        (6,600)
        Increase/(Decrease) in deferred stock compensation                                 379,144                           20,000
        Increase/(Decrease) in unearned revenue                               -            (40,000)                 -       (30,000)
                                                               -----------------  -----------------  ----------------- -------------

        NET CASH PROVIDED / (USED) BY OPERATING ACTIVITIES               83,487         (2,101,516)          (107,870)     (397,733)

   CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                          (128,860)           (12,888)            (8,751)            -
        Proceeds from disposal of property and equipment                  4,037             12,315              3,871        52,629
        Intangible assets - net of accumulated amortization          (3,715,688)                 -              5,908        11,375
        Acquisition of intellectual property                                  -             (5,000)                 -             -
        Other assets                                                          -             10,069                  -         2,670
                                                               -----------------  -----------------  ----------------- -------------
        NET CASH PROVIDED / (USED) BY INVESTING ACTIVITIES           (3,840,511)             4,496              1,028        66,674


                                           See Notes to Consolidated Financial Statements
                                                                 7

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002


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

Effective July 1, 1999, the Company entered into a Plan of Reorganization and Asset Purchase Agreement to purchase 100% of the assets of Zeros & Ones, Inc., A Delaware corporation ("ZOI-DE"), and Plans of Reorganization and Exchange Agreements to acquire 100% of the total issued and outstanding shares of stock of (1) Quantum arts, Inc.("QA"), (2) EKO Corporation("EKO"), (3) Polygonal Research Corporation ("PRC"), (4) KidVision, Inc. ("KV"), and (5) Wood Ranch Technology Group, Inc.("WRTG"), in exchange for the issuance of the Company's common stock plus the issuance of a note in the amount of $300,000 payable to the stockholder of QA for reimbursement of expenses. As of part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, inc. ("PWE") to acquire 100% of the total issued and outstanding capital stock of PWE in consideration for the issuance of the shareholders of PWE. Under the Plan of reorganization, QA, EKO, PRC, KV, WRTG, PWE, and assets acquired from ZOI-DE, referred as "the Group", are merged into one company and are accounted for in a manner similar to a pooling of interest as if they under common control. After the effective date of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement No. 16, paragraph 70, reverse to a reverse merger. The business combination of the Group and the Company is accounted for under the purchase method in which the purchase price $207,500 cash paid and liabilities assumed of the Company are allocated to the fair market value of assets and liabilities acquired. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill.

During the first quarter of 2002, the Company successfully completed the acquisition of Joint Employers Group (JEG). JEG is now a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES

a.   Business Activity
----------------------

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

b.   Development Stage Enterprise
---------------------------------

In prior periods the Company was classified as a development stage enterprise company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." All loses accumulated from the inception of Zeros & Ones, Inc. through December 31, 2001 are considered as part of the Company's development stage activities. As of January 1, 2002 the Company is no longer considered a development state enterprise.

c.       Revenue Recognition
----------------------------

The Company generally recognizes sales under fixed-price-type contracts as deliveries are made or at the completion of contractual billing milestones that equate to the completion of a specific component of the contract.

d.  Principles of Consolidation
-------------------------------

The consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Pillar West Entertainment, Inc. (PWE), Polygonal Research Corporation, KidVision, Inc. and Wood Ranch Technology Group, Inc., and Joint Employers Group. All significant intercompany transactions and balances have been eliminated.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)


e. Property and Equipment
-------------------------

Property and equipment, recorded at cost, are depreciated or amortized using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated lives or lease. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of "(SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of asset to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less cost of sell. Adoption of this statement did not materially impact the Company's financial position, results of operations or liquidity.

f.  Comprehensive Income
------------------------

Comprehensive loss consists of net loss from operations only.

g.  Use of Estimates
--------------------

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

h.  Cash Equivalents
--------------------

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)


i. Net Loss Per Share
---------------------

All presented data reflects the retroactive effect of the three-for-one stock split on February 25, 2000.

For the period ended September 30, 2002, the per share data is based on the weighted average number of common equivalents shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission
(SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in manner similar to a stock split, even if anti-dilutive.

NOTE 3.  WORKERS' COMPENSATION DEPOSITS

The Company's subsidiary, JEG, is self-insured for workers' compensation purposes up to $75,000. The Company also carries third party insurance for claims above this threshold. This third party insurance policy requires the Company to maintain $1,400,000 in deposits. To help fulfill this deposit requirement the Company had to borrow funds from third parties, these loans are reflected in the balance sheet as short-term notes.

NOTE 4.   PROPERTY & EQUIPMENT

                                                         As of September 30,
                                                                2002
                                                    ---------------------------

               Computer Equipment                                    $  68,221
               Office Furniture & Fixtures                             502,406
               Time Clocks                                               9,924
               Software-Internal Use                                    45,391
               Leasehold  Improvements                                 238,227
                                                    ----------------------------
                                                                       864,169
               Accumulated Depreciation                               (450,056)
                                                    ----------------------------
               Property & Equipment - Net                              414,113
                                                    ============================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

NOTE 4.   PROPERTY & EQUIPMENT (CONTINUED)


     Depreciation expense totaled $92,560 for the nine months ended September 30, 2002.

NOTE 5.  INTANGIBLES

                                                          As of September 30,
                                                                 2002
                                                       -------------------------


         Goodwill                                                $ 1,940,911
         Intellectual Property                                        20,000
         Customer List                                             2,000,000
                                                       -------------------------
                                                                 $ 3,960,911
         Accumulated Amortization                                   (127,227)
                                                       -------------------------
         Intangible Assets - Net                                 $ 3,833,684
                                                       =========================


Amortization expense totaled $17,723 for the nine months ended September 30, 2002.

NOTE 6.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of September 30, 2002:

         Year ended December 31,
         2002                                                     46,985
         2003                                                     10,074
                                                       ------------------------
         Total minimum lease payments                             57,059
         Less amounts representing interest                       (2,993)
                                                       ------------------------
         Present value of minimum lease payments                  54,066
         Less current portion                                    (44,817)
                                                       ========================
                                                               $   9,249
                                                       ========================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002


NOTE 7.   OBLIGATIONS UNDER PROPERTY LEASE

The Company's subsidiary, JEG, entered into a lease agreement with a non-related party to occupy office space on 12070 Telegraph Road, Suite 100, Santa Fe Springs, Ca. The commencement date was May 1, 1999 with an original term of three years and one three-year option, which JEG exercised. The Company plans to make this the corporate headquarters and is in the process of relocating. Currently the minimum monthly rent is $6,087.60, and management expects to exercise the option. Minimum rental payments per year are as follows:

         YEAR:                         2002             2003              2004
                                       ----             ----              ----

         Minimum rental:             $18,262          $73,056           $73,056



NOTE 8.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,638,138. The net operating loss carryforwards will expire twenty years from the date the loss was incurred.

Temporary differences, which give, rise to deferred tax assets and liabilities at December 31, 2001 are as follows:

         Net operating loss carryfoward                        $ 17,638,138
         Valuation allowance                                    (17,638,138)
                                                      ------------------------

         Net deferred taxes                                    $        - 0 -
                                                      ========================

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

NOTE 9.  CAPITAL STOCK

a.   Preferred Stock
--------------------

The authorized capital stock of the Company includes 2,000,000 shares of preferred stock, par value $0.001 per share, none of which is issued or outstanding.

b.  Common Stock
----------------

During the first quarter of 2000, pursuant to a Confidential Private Placement Memorandum, the Company sold 5,523,204 shares of the Company's common stock at a purchase price $1.46 per share and 5,523,204 warrants at an exercise price of $1.83 per share. The Confidential Private Placement was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act, as transactions by an issuer not involving any public offering. The securities issued pursuant to the Confidential Private Placement were restricted securities as defined in Rule 144. The offering generated gross proceeds of approximately $8,100,000 subject to various offering costs. Additionally, 150,000 shares of the Company's common stock were issued for services rendered in connection with this confidential private placement. An additional 180,300 warrants exercisable until March 31, 2005 at a price of $1.83 per share and 77,200 warrants exercisable until March 31, 2001 at a price of $5.00 per share, were issued for services rendered in connection with this confidential private placement during 2000.

During February 2000, the Company amended its Articles of Incorporation to provide for an increase in the number of authorized shares of common stock to 100,000,000 par value $.001. The Company also declared a three-for-one stock split. The stock split was effective on February 2000. In July 2000, the Company's Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "Plan"). Under the Plan, the Company may grant up to 4,500,000 stock options to purchase up to 4,500,000 share of the Company's common stock.

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

As of September 30, 2002 the Company had 48,511,858 shares of common stock outstanding.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

NOTE 10.  STOCK OPTIONS

In July 2000, the Company's Board of directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "Plan"). The Company's 2000 nonqualified stock option plan permits the grant of stock options to any employee or director of the Company. Under the terms of the plan 4,500,000 shares are authorized for issuance upon exercise of options. Under the nonqualified plan, options have been granted with an exercise price equal to the fair market value of the Company's stock on the date of the grant and expire ten years after the grant date. Vesting is over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four year vesting.

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25. Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options. The Company did not record any expense for the current period ended September 30, 2002. No additional options were issued for the quarter ended September 30, 2002.

NOTE 11.  LITIGATION

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

In a related action, PFI's requested for a temporary restraining order to prevent the Company for entering into third party agreements involving PFI characters was denied by the court because, among other things, PFI did not demonstrate to the court that PFI was likely to succeed on the merits.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

NOTE 12.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital through the sale of its securities through private placements. The Company also believes that the recent merger with JEG will develop into a successful venture and provide significant revenues and cash flow.

NOTE 13.  DEVELOPMENT STAGE

In subsequent years the Company was classified as a development stage company based on accounting guidelines. However, on January 31, 2002 Company acquired Joint Employers Group, which has had a history of significant revenues. As of January 1, 2002 the Company will no longer be classified as a development stage company.

NOTE 14. GOING CONCERN

However, the Company has incurred significant operating losses in past years (see note 8). Furthermore, the subsidiary incurred an operating loss in the amount of $38,726 for the year ended June 30, 2002.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS
---------------------

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

CURRENT OVERVIEW
----------------

The Company is optimistic  about the sales  performance  of its Joint  Employers
Group (JEG) wholly owned subsidiary. Growth in revenues continues alongside adding of new business. Key goals are cost reduction/increased per-case profitability, increased revenues, expansion of sales effort, and production of working capital.

The Company was engaged in a strategy to release working capital in the form of cash and existing letters of credit by replacing an existing reserve already in place between Joint Employers Group and one of its insurance carriers. The insurance carrier agreed to complete this transaction, provided the replacement is secured through SWIFT by an institution that has been approved by the NAIC (National Association of Insurance Carriers).

Accordingly, First Global Inc./Allied Boston Group posted a replacement documentary credit (ID# 031402/1273 on the Bloomberg Professional system) in the amount of $2 million in the name of Zeros & Ones, Inc. / Joint Employers Group, Inc. First Global, Inc. coordinated with Lloyd Morgan Securities in Scottland, UK, a transaction whereas ABN Amro (NAIC-approved) delivered such a confirmation, according to reporting sources.


Although the carrier issued a "Ready, Willing, and Able" letter instructing the issuing party of the carrier's authorization and approval of this transaction, steps to free up such working capital have introduced unanticipated delays with the carrier's cooperation in this process. The Company is informed that this is due to issues between JEG and one of the carrier's subsidiary companies that came about prior to Zeros & Ones' acquisition of JEG.

In an effort to keep the process moving forward and to advance the scenario of creating new working capital, as practicable, Lloyd Morgan Securities has provided Zeros & Ones with a new Standby Letter of Credit in the amount of $2 million. Zeros & Ones intends to hypothecate this instrument with an outside lender, directly draw funds, or pursue some alternative means to monetize as much value as possible of the entire $2 million instrument. The Company has had dialogue with over a dozen potential sources and has narrowed the search down to two key sources that have expressed an ability to complete such a transaction. Based on the representation made to the Company, it is anticipated that such funding is imminent.

In addition to stabilizing both companies and key parties, the funds will be utilized on the ongoing development of the Company's technology holdings, with special focus on its MC-10 image compression, BetterThanSource image filtering, and JEG Portal system.

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

In concert with the planned revenue growth, the Company intends to improve profitability and the average quality of its client base by achieving the following objectives:

     1. Increase both the number of employees under the Company's management as well as the average income level of employees under contract; thus increasing revenue and profitability. The Company will achieve this, in part, by targeting growth in market sectors with per capita incomes exceeding $30,000/annum.

     2.   Continue to diversify the customer mix.

     3. Target geographic areas in California for development as technology centers, in both Southern and Northern California.

     4. Achieve a broader base of investor and strategic partners that can leverage and expand the PEO customer base.

     5. Take advantage of the Company's management team's recognition that the network within the PEO and insurance industries supports numerous opportunities for cost containment above and beyond those cost containment measures already implemented by the Company.

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

JEG STRATEGY
------------

     1.   Doubling the Company's Existing Core Business:

     The core business of the Company is a conservative and highly predictable business that can be easily scaled at certain revenue milestones in an almost "cookie cutter" fashion. JEG is at a point where the existing infrastructure and facilities are able to handle a doubling of the business with a disproportionately small increase in headcount or overhead.

     The Zeros & Ones Studios group will automate JEG operations, create new revenue streams, introduce an Internet-based direct marketing campaign geared to entrepreneurs and small business owners, and to create a new innovative e-business platform for JEG clients called the "JEGPortal."

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

     The customizable JEGPortal is designed specifically for business, provides an easy-to-use yet powerful application that functions as an integrated corporate communication center, payroll, and human resource system. Functioning as a company's "view screen," it combines two key concepts in knowledge management: portals and intranets.

     Portals are themed doorways to the vast resources of the Internet. They bring information and services together for employees so they don't spend unnecessary time searching for them. Intranets are online closed communities. They allow secure communication, file sharing, collaboration, and application sharing for intranet members. The benefits of integrating Intranet features into the Company's core business will not only help reduce the costs, but it will greatly assist in its sales and support efforts by allowing JEG to become more seamlessly blended into each client's day-to-day operations.

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

     The JEGPortal as a Revenue Center

     1.   Business Services from Global Brand Names

     The establishment of a large dedicated user group of the Company's Intranet systems will yield immediate and material opportunities to create additional and novel revenue streams for the Company. These additional revenue streams will be nearly transparent to the Company's client users.

     In fact, the creation of these additional revenue streams, which are by no means mutually exclusive or insignificant, will create a strong perceived added value for the Company's clients.

     There are many nationally known companies that offer commissions and other payments for "click-through" Internet traffic or services integrated in portals such as the JEGPortal.

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

     The JEGPortal moves this concept into the core of every client's operations and adds to the convenience of running his or her business. The system also offers convenient online payroll entry, employee records/reporting, attendance management, HR document workflow, employee handbook, compliance training, performance management and employee self-service.

     2.   Individual Entrepreneur Program

     The JEGPortal, along with Internet-based permission marketing makes it possible to for the Company to expand its offerings to small groups and individuals that would otherwise be unviable prospects. Individual entrepreneurs, freelance workers, and self-employed clients would be able to participate in the Individual Entrepreneur Program.

     The Company has calculated that each participant in its Individual Entrepreneur Program will yield $40 per month of profit and substantially more than that in gross revenue. The Company's short-term goal with this program is to sign up 10,000 individuals in California. The Company anticipates that it will be able to create a compelling case for small businesses and entrepreneurs to tap into the services that would otherwise be limited only to large businesses.

SUMMARY OF JEG OPPORTUNITY
--------------------------

The PEO concept delivers buying power to small business. We believe the combination of technology and expertise brought about by the Company's acquisition of Joint Employers Group makes it possible to take that to the next level.

JEG is now a major aspect of the Company's operations. That said, the Company intends to continue most of its key non-JEG projects in some form - either directly from the parent, in a spin-off entity, or integrated into the JEG business unit.

ZEROS & ONES ENTERTAINMENT
--------------------------

In May 2002, the longstanding litigation between Paul Frank Industries, Inc. ("PFI") and Zeros & Ones, Inc. ("Z&O") came to a conclusion. Both parties agreed to resolve their claims against each other on mutually agreeable terms. Under the terms of the settlement, which is confidential, PFI will make certain agreed payments over the course of 18 months, and after those payments have been completed, the parties have agreed that the entire lawsuit will be dismissed.

ZEROS & ONES TECHNOLOGIES, INC.
-------------------------------

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

Work continues on a limited basis, on the MC-10 compression technology.

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

ZEROS & ONES STUDIOS
--------------------

Zeros & Ones Studios group is being transposed into a small operating team geared to servicing the e-business aspects of the JEG Portal system for Joint Employers Group. Clients that have used these services include but are not limited to, Pearson Television, Electronic Arts, NLSI, Blue Chip Films, Sonar, Zeros & Ones Entertainment (in cooperation with Mondo Media), and Joint Employers Group.

PARENT COMPANY STRATEGIC RELATIONSHIPS
--------------------------------------

MICROSOFT CORPORATION
---------------------

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

ICTV continues to be a key partner for the Company's efforts.ICTV supplies world-leading communications and Interactive TV (ITV) infrastructure solutions to network operators. The company's digital ITV delivery platform provides cable operators with a head-end solution that enables delivery of broadband Internet, e-mail, and Interactive TV applications to any digital set top device.

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

WILDTANGENT, INC.
-----------------

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

LOOKING FORWARD

We believe the Company possesses valuable technology that has tremendous potential for the marketplace when national economic conditions are more favorable. Zeros & Ones is a special company that has existed in several forms since 1994. The Company's overall focus remains on the survivability of its businesses, stability of internal operations, and vigorous enforcement of the Company's key rights and proprietary holdings.

The Company remains fully committed to the overall success and performance of its businesses and anticipates an opportunity to benefit the Company and its shareholders with the fruits of its efforts - past, present, and future.

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  None.

ITEM 2. CHANGES IN SECURITIES

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                              Exhibit 99.1.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended September 30, 2002. (incorporated by reference)

                              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2002


                  By:/s/Robert J. Holtz
                  -----------------------------------------------
                  Robert J. Holtz, Chairman of the Board,
                  Chief Executive Officer, Chief Financial Officer,
                  and President