Form 10KSB
period 2002-12-31
ZEROS & ONES INC
filed 2003-05-28
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR YEAR ENDED DECEMBER 31, 2002

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

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)

Armando C. Ibarra,C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                Certified Public Accountants



To the Board of Directors of
Zeros & Ones, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Zeros & Ones, Inc. as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zeros & Ones, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Armando C. Ibarra, CPA-APC
----------------------------
Armando C. Ibarra, CPA-APC

April 29, 2003
Chula Vista, California

                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------

                                                                            As of                    As of
                                                                        December 31,             December 31,
                                                                            2002                     2001
                                                                      ------------------       ------------------
                                     ASSETS

      Current Assets

            Cash                                                    $           281,471     $                  -
            Trade accounts receivable -
                net of allowance for doubtful accounts                          653,861                        -
            Prepaid income taxes                                                 10,000                        -
            Deferred tax benefit                                                122,254                        -
                                                                      ------------------       ------------------
      Total Current Assets                                                    1,067,586                        -

      Property & Equipment - Net of Accumulated Depreciation &
          Amortization                                                          406,890                  381,850

      Other Assets
            Intangible assets - net of accumulated amortization               3,833,684                  117,996
            Other assets                                                        126,120                  126,120
            Workers' comp. premium                                               23,090                        -
            Workers' comp. deposit                                              996,689                        -
            Workers' comp. claims                                               214,174                        -
            Rent deposit                                                          5,625                        -
            Other deposits                                                        1,685                        -

                                                                      ------------------       ------------------
      Total Other Assets                                                      5,201,067                  244,116
                                                                      ------------------       ------------------

            TOTAL ASSETS                                            $         6,675,543     $            625,966
                                                                      ==================       ==================








       See Auditors' Report and Notes to Consolidated Financial Statements

                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------

                                                                            As of                    As of
                                                                        December 31,             December 31,
                                                                            2002                     2001
                                                                      ------------------       ------------------


                                  LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

      Current Liabilities
            Accounts payable and accrued expenses                   $           538,012     $            340,824
            Accrued payroll and vacation                                              -                   40,000
            Payroll taxes payable                                               185,876                        -
            Employee benefits payable                                            33,573                        -
            Security deposits                                                   420,000                        -
            Short term notes for workers' comp. deposits                      1,363,359                        -
            Convertible notes                                                    25,000                        -
            Lines of credit                                                     187,114                        -
            Credit cards payable                                                 36,281                        -
            Deferred stock option compensation                                  400,300                  400,300
            Due to officer                                                      129,145                   93,530
            Current portion of obligations under capitalized leases              44,817                   44,817
                                                                      ------------------       ------------------
      Total Current Liabilities                                               3,363,477                  919,471

      Long-Term Liabilities
            Client workers' comp. deposits                                       78,792                        -
            Obligations under capitalized leases, less current maturities         9,249                    9,249
                                                                      ------------------       ------------------

      Total Long-Term Liabilities                                                88,041                    9,249
                                                                      ------------------       ------------------
      TOTAL LIABILITIES                                                       3,451,518                  928,720

      STOCKHOLDERS' EQUITY / (DEFICIT)
           Preferred stock, ($.001 par value, 2,000,000 shares authorized;
            none issued and outstanding)                                              -                        -
           Common stock, ($.001 par value, 100,000,000 shares authorized;
           48,511,858 and 24,511,858 shares issued and outstanding as  of
            December 31, 2002 and December 31, 2001, respectively)               48,512                   24,512
           Paid-in capital                                                   20,886,872               17,310,872
           Accumulated deficit during development stage                     (17,638,138)             (17,638,138)
           Retained earnings / (deficit)                                        (73,221)                       -
                                                                      ------------------       ------------------
      Total Stockholders' Equity / (Deficit)                                  3,224,025                 (302,754)
                                                                      ------------------       ------------------
             TOTAL LIABILITIES &
                              STOCKHOLDERS' EQUITY / (DEFICIT)      $         6,675,543     $            625,966
                                                                      ==================       ==================






       See Auditors' Report and Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

--------------------------------------------------------------------------------


                                               Year Ended           Year Ended
                                              December 31,         December 31,
                                                  2002                 2001
                                             ----------------    ---------------



  Revenues                                 $      46,652,291     $      344,253
  Cost of sales                                  (44,533,259)          (235,986)
                                             ----------------    ---------------

  Gross Profit                                     2,119,032            108,267

  Research & development expense                           -             55,101
  General & administrative expenses                2,239,162          3,346,438
                                             ----------------    ---------------

  Total Expenses                                   2,239,162          3,401,539

  Other Income / (Expenses)

  Miscellaneous income                                     -             33,717
  Finance charges                                    (63,028)                 -
  Interest expense                                   (12,317)                 -
                                             ----------------    ---------------

  Total Other Income / (Expenses)                    (75,345)            33,717
                                             ----------------    ---------------

  Net Income / (Loss) Before Taxes                  (195,475)        (3,259,555)

  Income Tax Benefit (Provision)                     122,254                  -
                                             ----------------    ---------------

  Net Income / (Loss)                                (73,221)        (3,259,555)
                                             ================    ===============

  Basic earnings / (loss) per share        $           (0.00)    $        (0.14)
                                             ================    ===============

  Weighted average number of
    common shares outstanding                     46,539,255         23,948,623
                                             ================    ===============




       See Auditors' Report and Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                          From January 1, 1999 through December 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
                                                                          Capital   Stockholder   Development   (Deficit)
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Balance at  January 1, 1999      7,038,000  $ 55,000  605,180 $ 6,051,800 $  247,932       $ - $ (6,117,654)      $ -  $ 237,078

 Shares issued to shareholders    2,663,823         -        -           -          -         -            -         -          -
 of CLMI

 Shares issued for cash                   -         -  252,128   2,521,284          -         -            -         -  2,521,284

 Shares issued for assets
 purchased at
 transferor's basis                 660,000         -        -           -    421,957  (292,300)           -         -    129,657

 Exchange of preferred stock
 to common stock at
 exchange ratio                   8,773,878 8,573,084 (857,308) (8,573,084)         -         -            -         -          -

 Shares issued for services         122,724        61        -           -    191,870         -            -         -    191,931

 Shares issued for deferred
 offering cost                      150,000        50        -           -    257,950         -            -         -    258,000

 Shares issued for private
 placement                          122,727        41        -           -    179,959         -            -         -    180,000

 Exercise of warrants                92,883        31        -           -     92,852         -            -         -     92,883

 Cancellation of shares          (2,120,541)        -        -           -          -         -            -         -          -

 Net loss,  December 31, 1999             -         -        -           -          -         -   (3,578,711)        - (3,578,711)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 1999     17,503,494 8,628,267        -           -  1,392,520  (292,300)  (9,696,365)        -     32,122
=================================================================================================================================

 Net proceeds from private
 placement and warrants           5,988,568     5,974        -           -  6,949,555         -            -         -  6,955,529

 Payments on receivable
 from stockholder                         -         -        -           -          -   202,500            -         -    202,500

 Write off of receivable
 from stockholder                         -         -        -           -          -    89,800            -         -     89,800

 Shares issued for offering
 services related
 to private placement               148,128       148        -           -    118,852         -            -         -    119,000

 Shares issued for services
 rendered                            55,000        55        -           -     90,145         -            -         -     90,200

 Allocation of par value to
 additional paid-in capital               -(8,610,749)       -           -  8,610,749         -            -         -          -

 Net loss,  December 31, 2000             -         -        -           -          -         -   (4,682,218)        - (4,682,218)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2000     23,695,190    23,695        -           - 17,161,821         -  (14,378,583)        -  2,806,933
=================================================================================================================================

 Shares issued for services          33,410        33        -           -     14,093         -           -          -     14,126

 Shares issued for services          90,000        90        -           -     24,173         -           -          -     24,263

 Shares issued for employee
 compensation                         3,000         3        -           -      1,425         -           -          -      1,428

 Exercise of warrants                80,258        81        -           -     24,570         -           -          -     24,651

 Options granted for services             -         -        -           -      2,400         -           -          -      2,400

 Exercise of warrants                10,000        10        -           -        (10)        -           -          -          -

 Shares issued for services         600,000       600        -           -     82,400         -           -          -     83,000

 Net loss,  December 31, 2001             -         -        -           -          -         -  (3,259,555)         - (3,259,555)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2001     24,511,858    24,512        -           - 17,310,872         - (17,638,138)             (302,754)
=================================================================================================================================

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -    (73,221)   (73,221)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138) $(73,221)$3,224,025
=================================================================================================================================

      See Auditors' Report and Notes to Consolidated Financial Statements


                                   ZEROS & ONES, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------
                                                                     Year Ended           Year Ended
                                                                    December 31,         December 31,
                                                                        2002                 2001
                                                                  -----------------    -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                $           (73,221) $        (3,259,555)
       Depreciation expense                                                108,638              233,791
       Stock issued for services                                                 -              149,868
       Loss on abandonment of leasehold                                          -              179,129
       Loss on retirement of property & equipment                                -                6,861
       (Increase)/Decrease in trade accounts receivable                   (653,861)             100,000
       (Increase)/Decrease in employee advances - related party                  -               44,500
       (Increase)/Decrease in prepaid expenses                             (10,000)              85,387
       (Increase)/Decrease in prepaid income taxes                               -                    -
       (Increase)/Decrease in deferred tax benefit                        (122,254)                   -
       (Increase)/Decrease in workers' comp. premium                       (23,090)                   -
       (Increase)/Decrease in workers' comp. deposit                      (996,689)                   -
       (Increase)/Decrease in workers' comp. claims                       (214,174)                   -
       (Increase)/Decrease in rent deposit                                  (5,625)                   -
       (Increase)/Decrease in other deposits                                (1,685)                   -
       Increase/(Decrease) in accounts payable & accrued exp.              197,188              174,967
       Increase/(Decrease) in accrued payroll & vacation                   (40,000)             (36,055)
       Increase/(Decrease) in payroll taxes payable                        185,876                    -
       Increase/(Decrease) in employee benefits payable                     33,573                    -
       Increase/(Decrease) in security deposits                            420,000
       Increase/(Decrease) in short term notes for workers'comp.deposit  1,363,359                    -
       Increase/(Decrease) in convertible notes                             25,000                    -
       Increase/(Decrease) in client workers' comp. deposits                78,792                    -
       Increase/(Decrease) in deferred rent                                      -             (112,692)
       Increase/(Decrease) in deferred stock compensation                        -              325,078
       Increase/(Decrease) in unearned revenue                                   -              (40,000)
                                                                  -----------------    -----------------
       Net cash provided / (used) by operating activities                  271,827           (2,148,721)

  CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                              (137,715)             (12,888)
       Proceeds from disposal of property and equipment                      4,037                5,454
       Intangible assets - net of accumulated amortization              (3,715,688)                   -
       Acquisition of intellectual property                                      -               (5,000)
       Other assets                                                              -               10,069
                                                                  -----------------    -----------------
       Net cash provided / (used) by investing activities               (3,849,366)              (2,365)


       See Auditors' Report and Notes to Consolidated Financial Statements
                                       6


                                   ZEROS & ONES, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------
                                                                     Year Ended           Year Ended
                                                                    December 31,         December 31,
                                                                        2002                 2001
                                                                  -----------------    -----------------


  CASH FLOWS FROM FINANCING ACTIVITIES
       Increase in due to officer                                           35,615               93,530
       Payments on obligations under capitalized leases                          -              (14,139)
       Proceeds from lines of credit                                       187,114                    -
       Proceeds from credit cards payables                                  36,281                    -
       Stock issued for acquisition of subsidiary                        3,600,000                    -
                                                                  -----------------    -----------------

       Net cash provided / (used) by financing activities                3,859,010               79,391
                                                                  -----------------    -----------------

      Net increase / (decrease) in cash                                    281,471           (2,071,695)

      Cash at beginning of year                                                  -            2,071,695
                                                                  -----------------    -----------------

      Cash at end of year                                      $           281,471  $                 -
                                                                  =================    =================

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Interest paid                                                $           (75,345) $             5,894
                                                                  -----------------    -----------------

  Income taxes paid                                            $                 -  $             5,600
                                                                  -----------------    -----------------

  SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  Stock issued for acquisition of subsidiary                   $         3,600,000  $                 -
                                                                  -----------------    -----------------

  Stock issued for services                                    $                 -  $            66,868
                                                                  -----------------    -----------------




       See Auditors' Report and Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (continued)


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002

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

NOTE 4.   PROPERTY & EQUIPMENT

                                                        As of December 31,
                                                               2002
                                                   -----------------------------

   Computer Equipment                                         $  68,221
   Office Furniture & Fixtures                                  503,753
   Time Clocks                                                    9,924
   Software-Internal Use                                         45,391
   Leasehold  Improvements                                      238,227
                                                   -----------------------------
                                                                865,516
   Accumulated Depreciation                                    (458,626)
                                                   -----------------------------
   Property & Equipment - Net                                   406,890
                                                   =============================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002


NOTE 4.   PROPERTY & EQUIPMENT (continued)


     Depreciation expense totaled $108,638 for the year ended December 31, 2002.

NOTE 5.  INTANGIBLES

                                                         As of December 31,
                                                                2002
                                                    ----------------------------


         Goodwill                                                   $ 1,940,911
         Intellectual Property                                           20,000
         Customer List                                                2,000,000
                                                    ----------------------------
                                                                    $ 3,960,911
         Accumulated Amortization                                      (127,227)
                                                    ----------------------------
         Intangible Assets - Net                                    $ 3,833,684
                                                    ============================



NOTE 6.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of December 31, 2002:

         Year ended December 31,
         2002                                                            46,985
         2003                                                            10,074
                                                       -------------------------
         Total minimum lease payments                                    57,509
         Less amounts representing interest                              (2,993)
                                                       -------------------------
         Present value of minimum lease payments                         54,066
         Less current portion                                           (44,817)
                                                       =========================
                                                                    $     9,249
                                                       =========================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002


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


NOTE 8.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,711,359. The net operating loss carryforwards will expire twenty years from the date the loss was incurred.

Temporary differences, which give, rise to deferred tax assets and liabilities at December 31, 2002 are as follows:

         Net operating loss carryfoward                            $ 17,711,359
         Valuation allowance                                        (17,711,359)
                                                      --------------------------
         Net deferred taxes                                        $         -0-
                                                      ==========================

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002

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

As of December 31, 2002 the Company had 48,511,858 shares of common stock outstanding.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002

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

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25. Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options. The Company did not record any expense for the year ended December 31, 2002. No additional options were issued for the year ended December 31, 2002.

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2002

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

NOTE 14. SUBSEQUENT EVENT

March 31, 2003 the merger with Joint Employers Group was rescinded. Thus, subsequent reports will not include the operations of Joint Employers Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

This Form 10-KSB contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Zeros & Ones, Inc.'s ("ZROS" or the "Company", or "Division") financial condition, results of operations and business. These statements include, among others:

- statements concerning the benefits that ZROS expects will result from its business activities and certain transactions ZROS has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

- statements of ZROS's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause ZROS's actual results to be materially different from any future results expressed or implied by ZROS in those statements. The most important facts that could prevent ZROS from achieving its stated goals include, but are not limited to, the following:

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

CURRENT OVERVIEW

The Convergence Resurgence

As of early 2003, the Company has been observing an exciting re-emergence of opportunities and synergies in the original areas of technology, broadband, wireless, and electronic commerce that gave rise to the formation of Zeros & Ones, Inc. in the first place. As a result, the Company is pleased to announce its intent to re-activate several business activities in these areas of development that previously had to be set aside and to re-focus all of its efforts in this territory.

Throughout all of 2002, the Company had found it necessary to work with several limiting factors, including but not limited to, 1) A much slower and pessimistic post-911 economy; 2) A wary pre-Operation Iraqi Freedom marketplace; 3) Continued post dot-com valuation fall out and lack of industry boldness; 4) Significant changes and costs associated with new reporting, corporate governance, and accounting procedures; and 5) Servicing of accumulated debt at both the parent and subsidiary levels with inadequate working capital while seeking to maintain operations.

As of March of 2003, although the aforementioned factors still have an ongoing ambient effect in general, it appears that effect is lessening, and there is a clear indication that the technology industry is getting back to work and renewing their economic confidence. As a result, the outlook appears to be improving by several orders of magnitude for the Company to actively pursue its original business mission: to become a leading concentration of expert talent, proprietary technology, and intellectual property focused on the powerful world-expanding opportunities of digital convergence.

Intel CEO, Craig Barret, signaled the return to convergence confidence in an address at the Intel Developer Forum on February 18th of this year. "I want you to think of convergence as any aspect of technology coming together," he said, "The desire for technology is alive and well. Perhaps we have to carry over the hangover of the dot-com bust, but growth will surely come from investments we make in innovations this year."

NEW BOARD OF DIRECTORS MEMBERS

The return to our technological focus begins with a change to the Board of Directors. Effective immediately, the Company welcomes two new board members with highly-decorated technological backgrounds: Mark M. Laisure and George A. Filippides.

Mark M. Laisure -

Among his early successes, Mr. Laisure was a member of the founding team of Inktomi Corporation, a leading provider of OEM Web search and paid inclusion services. Inktomi's partners and customers include Amazon.com, eBay, HotBot, MSN, and WalMart.com. Inktomi recently announced a merger with Yahoo!, a leading provider of comprehensive online products and services.

In 1999, Mr. Laisure joined the team at Milcom Technologies and remains on its board of directors. Milcom is a creator of, and investor in, new technology companies that develop products for emerging high-growth markets, such as telecommunications, digital video, software and biotech. Mr. Laisure is also co-founder and Chairman of iNetNow, Inc. a facilitator of virtually unlimited Internet- and non-Internet-based information via live information agents, iNetNow has established alliances with Lycos, Telefonica and i3Mobile, making it the leader in its space.

As the principal-founding shareholder of FairFirst Ventures Corp., a venture-consulting firm focused on market-dominant companies that develop advanced products, applications and services, Mr. Laisure manages a dynamic portfolio of companies that includes:

     MeshNetworks: a developer of patented peer-to-peer routing technology that enables a mobile broadband solution that supports voice, video and data at unparalleled speeds.

     TeraNex: a developer of ultra high performance image processing solutions for the most demanding pattern recognition and image analysis challenges.

     Theseus Logic: a semiconductor company developing and marketing a family of clockless digital signal processors.

     Skycross: a company devoted to the design, development and manufacturing of next-generation RF and antenna technology for mobile telecommunications, automotive telematics and wireless computing markets.

     Consortio: a provider of a global commerce infrastructure and development platform.

     National Lampoon: a legendary comedy franchise with comedy projects in motion pictures, television programming, multimedia, books, audio, video, and a wide array of merchandise.

     Typhoon  Entertainment:   a  production  company  that  creates,  develops,
     produces, and selectively distributes content through feature films, television, home video and other emerging media.

Mr. Laisure has held senior positions with UBSPaineWebber and Shields & Company (member NYSE), and he currently serves on the Board of Directors for Neosphere, iNetNow, Milcom Technologies, Skycross and Consortio.

George A. Filippides -

A pioneer in systems integration, global data networking, and electronic commerce. During his twenty-year career, Mr. Filippides helped create joint venture products and services for EDS/AMI, Baxter Travenol/IBM, and GTI/Primus. Among his accomplishments were the creation of AMI's health care financial management system and the later merging of this system with EDS's patient care information system to form the first, fully integrated nationwide healthcare system. This highly successful joint venture between AMI and EDS revolutionized the field of data management and processing and generated record revenues, while making Mr. Filippides widely known in the industry for his creative approach and technical expertise in the converging of hardware, software and telecommunications. He has held executive positions as President and CEO of Telesystems, Inc., President of Software Artisans, Inc., and Founder, President and CEO of GlobalNet Technologies.

His experience in developing innovative electronic data solutions for Fortune 500 companies led him to the co-founding of Neosphere, a company with the goal of providing a unique "one stop" business-to-business (B2B) electronic commerce capability that significantly reduces costs and increases productivity for small and medium size enterprises (SMEs) and the government. He has an extensive background in the management and marketing of technology companies and has been successful in completing mergers and acquisitions in positions he has held both on telecommunications as well as in information technology.

Correspondingly, Raymond Hotchkiss and James Anderson (each of the company's PEO business unit) have stepped down from the Board of Directors of Zeros & Ones, Inc. William Burnsed has moved out of the state of California and has amicably stepped down to pursue other interests. Robert J. Holtz remains a member of the Board of Directors.

Robert J. Holtz -

Holtz's career accomplishments span the fields of technology development, television production, capital/public markets, brand positioning, and corporate management. Mr. Holtz specializes in creating new technologies, developing corporate strategies/tactics, managing corporate initiatives, performing M&A negotiations, and maintaining alliance/co-venture diplomatic relations.

Prior to founding Zeros & Ones in 1994, Mr. Holtz served as Director of Special Projects at the renowned Hollywood television post-production facility, Action Video. He developed key techniques and technologies for Avid, Accom, Abekas, Quantel, Getris Images, Discreet, and other major forces in the post-production field. Television campaigns that made use of these advancements with Holtz's direct involvement include Coca-Cola, Midas, Sprint, Visa, American Honda, and Tabasco. During his tenure, Holtz also directed visual effects, presiding over a 200-person crew, for a children's sci-fi series that was syndicated in over 74 countries. He also owned 50% of an Emmy-award winning animation company with national campaigns for Jeep, Buick, CBS Television, Dole Foods and others working with the world's top advertising agencies under exclusive contracts Holtz negotiated.

From 1991 to 1993, Mr. Holtz was a member of Microsoft's Win32 Advisory Group, which architected the Win32 kernel -- the core of the modern Windows operating system from Windows 95 through to the new .NET infrastructure inclusively. His focus was on distributed business applications, collaboration protocols, and network interoperability.

Prior to that, Holtz became established as an expert in business automation. He automated the largest independent processor of credit cards in the nation, Cardservice International (now owned by First Data Corporation) and worked on the construction of 777-FILM / MovieFone (now part of the AOL Time Warner family and the largest outlet of movie theater tickets in the world). He led the development of ERL (Emergency Response Locator) for UniHealth Corporation. ERL coordinates air/ground paramedic units with an AI decision matrix to pinpoint the most geographically-proximate medical facility with physicians equipped to treat emergency victims on a case-by-case basis. ERL has saved tens of thousands of lives.

KEY INITIATIVES

The new Board of Directors of Zeros & Ones have formulated a new project plan for 2003 and 2004 which includes new strategic acquisitions, specific products, and specific deployment partners. Zeros & Ones' 2003 Phase I acquisition strategy includes the purchase of specific target companies, each of which owns the rights to high-technology assets and/or intellectual property that map well to Zeros & Ones' unified vision of 3T - Technologies, Transports, and Transactions. Phase II is defined by a focus on customer sales and service channel acquisition. Value added resellers, online reseller groups and integrators shall provide a fast track to market for Zeros & Ones products.

The targets have already been identified,  undergone  initial  financial review,
had  preliminary   planning/exploratory  sessions,  and  are  in  the  midst  of negotiation.

The company will begin a new office of corporate communications to provide ready access to news, information, and shareholder support. The new office will begin operations in June of 2003. Other new executive roles will be filled according to the Company's ongoing plan of reorganization.

Joint Employers Group (JEG) recently informed Zeros & Ones that its worker's compensation insurance policy coverage was terminating and that it was unsure of its ability to maintain coverage with the California State Fund because of new requirements being imposed on its insurance application with the State. In light of that circumstance and in order to carry out the new plan of action, the Board determined the necessity to remove its focus from the PEO space and fully direct its efforts and energies into the technology space.

Effective March 31, 2003 (with term negotiations completed on May 16, 2003), Zeros & Ones and Joint Employers Group (JEG) negotiated a repurchase agreement with JEG whereas all shares issued to JEG in it's acquisition by Zeros & Ones are being returned so that the parent company may have the equity base to pursue other already-identified acquisition targets that are more in-line with the Company's renewed focus on technology and short term revenue. The negotiations were conducted in an orderly fashion through mutual counsel and the parties have reached a full agreement amicably.

LITIGATION

JEG and Zeros & Ones continue in communications with one another as co-plaintiffs against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates, which failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered by Zeros & Ones and JEG jointly. Zeros & Ones and JEG have substantial claims against the referenced parties and expect to share a legal victory against Allied Boston Group.

The Company was engaged in a strategy to release working capital in the form of cash and existing letters of credit by replacing an existing reserve already in place between Joint Employers Group and one of its insurance carriers. The insurance carrier agreed to complete this transaction, provided the replacement is secured through SWIFT by an institution that has been approved by the NAIC (National Association of Insurance Carriers). Lloyd Morgan Securities provided Zeros & Ones with a new Standby Letter of Credit in the amount of $2 million. Zeros & Ones provided instructions to directly draw funds on that $2 million instrument.

In May 2002, the longstanding litigation between Paul Frank Industries, Inc. ("PFI") and Zeros & Ones, Inc. ("Z&O") came to a conclusion. Both parties agreed to resolve their claims against each other on mutually agreeable terms. Under the terms of the settlement, which is confidential, PFI has been making certain agreed payments over the course of 18 months, and after those payments have been completed, the parties have agreed that the entire lawsuit will be dismissed.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases is scheduled to be continued in October of 2003.

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

LOOKING FORWARD

Zeros & Ones is a company dedicated to advancing the profound impact of all things going digital. It doesn't matter what you call it - convergence, ubiquity, global connectivity - the result is the same: It is all about compatibility and access. New economy or old, these are the cornerstones that grease the wheels of commerce.

As the worlds of the Internet, telephone, wireless handheld devices, television, and high-speed networking continue to all go digital, they continue to combine into a single unified platform that makes new things possible. The barriers for the rapid flow of digital information, in all its forms - from sights and sounds to transactional data have collapsed under the tidal wave of new capabilities ushered in entirely by the digital revolution.

The advent of the commercial Internet was the starting bell for the revolution, and Zeros & Ones was there. It was involved with the movers and the shakers at the very beginning working on the very building blocks of The Internet itself like Netscape, Sun, Pipeline, and Microsoft. During the dot-com boom, Zeros & Ones was there with technologies, expertise, and applications that showed companies like Amazon.com and MovieFone what the Internet could do to make entirely new kinds of companies possible. When commerce began to include entertainment, Zeros & Ones was there with companies like Electronic Arts, ICTV, Pearson Television, and SONY ScreenBlast enabling entirely new forms of multimedia through the global network.

Zeros & Ones was there - through the entire rise and fall of the dot-com experience. And now, as the world begins to pick up the pieces and realize that the dream of connectivity lies in the artful fusion of both new economy and old economy thinking, the world has never needed Zeros & Ones more.

At several key inflection points in the company's almost 10 year history, Zeros & Ones has made strategic acquisitions to accelerate its position as a pioneer that helps define the industry's true north. Today, that means planting our flag in wireless and in tiny chip logic. It means biometrics applications for homeland security and new forms of identity-oriented commerce. It means taking advantage of the amazing improvements in broadband to take screen-to-screen computing to the next level.

                           PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

JEG and Zeros & Ones continue in communications with one another as co-plaintiffs against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates, which failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered by Zeros & Ones and JEG jointly. Zeros & Ones and JEG have substantial claims against the referenced parties and expect to share a legal victory against Allied Boston Group.

The Company was engaged in a strategy to release working capital in the form of cash and existing letters of credit by replacing an existing reserve already in place between Joint Employers Group and one of its insurance carriers. The insurance carrier agreed to complete this transaction, provided the replacement is secured through SWIFT by an institution that has been approved by the NAIC (National Association of Insurance Carriers). Lloyd Morgan Securities provided Zeros & Ones with a new Standby Letter of Credit in the amount of $2 million. Zeros & Ones provided instructions to directly draw funds on that $2 million instrument.

In May 2002, the longstanding litigation between Paul Frank Industries, Inc. ("PFI") and Zeros & Ones, Inc. ("Z&O") came to a conclusion. Both parties agreed to resolve their claims against each other on mutually agreeable terms. Under the terms of the settlement, which is confidential, PFI has been making certain agreed payments over the course of 18 months, and after those payments have been completed, the parties have agreed that the entire lawsuit will be dismissed.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases is scheduled to be continued in October of 2003.

Item 2. CHANGES IN SECURITIES

During the first quarter of 2002, the Company successfully completed the acquisition of Joint Employers Group (JEG). JEG became a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries. The agreement provides for 24,000,000 shares of restricted stock to be issued for this transaction. As of March 31, 2003, JEG will no longer be a wholly-owned subsidiary of the Company. The aforementioned 24,000,000 shares, therefore, are not to be issued, under the terms of a repurchase agreement made between the parties.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:                       None.

(b)      Reports on Form 8-K:            None.


Item 10. EXECUTIVE COMPENSATION

During the year 2002, no executives of the parent company received direct compensation. Robert J. Holtz, Allen Crawford, and Austin Ferdinand each performed services for the Company for which deferred compensation will be due. Additionally, Robert J. Holtz provided paid-in capital during 2001 and 2002, which has been itemized and, aside from periodic reimbursements, is expected to be submitted for reimbursement when the Company is deemed to be in the financial position to reimburse Mr. Holtz for such paid-in capital.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  Date: May 27, 2003             By:  /s/ Robert J. Holtz
                                                 ---------------------------
                                                 Robert J. Holtz
                                                 Chairman of the Board,
                                                 Chief Executive Officer, Chief
                                                 Financial Officer and President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Robert J. Holtz, CEO, certify that:

1. I have  reviewed  this  annual  report on Form 10-KSB of  Zeros & Ones, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 27, 2003



/s/Robert J. Holtz
-----------------------
Robert J. Holtz, CEO

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Robert J. Holtz, CFO, certify that:

1. I have  reviewed  this  annual  report on Form 10-KSB of  Zeros & Ones, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 27, 2003



/s/Robert J. Holtz
-----------------------
Robert J. Holtz, CFO