Form 10QSB
period 2003-03-31
ZEROS & ONES INC
filed 2003-06-23
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2003

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

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT..............................4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)...........5

CONSOLIDATED STATEMENT OF CASH FLOWS..........................................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND FINANCIAL CONDITION..........................................18

OTHER INFORMATION............................................................26

SIGNATURES...................................................................27

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)

Armando C. Ibarra, CPA.                        Members of the American Institute
                                                of Certified Public Accountants
Armando Ibarra, Jr., CPA, J.D.                 Members of the California Society
                                                of Certified Public Accountants
                                               Members of the Better Business
                                                Bureau since 1997


To the Board of Directors of
Zeros & Ones, Inc. and Subsidiaries

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheets of Zeros & Ones, Inc. and Subsidiaries as of March 31, 2003 and December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zeros & Ones, Inc.

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

June 16, 2003
Chula Vista, Ca.

                                           ZEROS & ONES, INC. AND SUBSIDIARIES
                                               Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------

                                                                            As of                    As of
                                                                          March 31,                December 31,
                                                                            2003                     2002
                                                                      ------------------       ------------------


                                                          ASSETS

      Current Assets
            Cash                                                   $            602,052     $            281,471
            Trade accounts receivable - net of allowance
                 for doubtful accounts                                          147,736                  653,861
            Prepaid income taxes                                                  5,000                   10,000
            Deferred tax benefit                                                122,254                  122,254
                                                                      ------------------       ------------------

      Total Current Assets                                                      877,042                1,067,586

      Property & Equipment - Net of Accumulated Depreciation &
          Amortization                                                          417,708                  406,890

      Other Assets
            Intangible assets - net of accumulated amortization               3,833,189                3,833,684
            Other assets                                                        126,120                  126,120
            Workers' comp. premium                                               23,090                   23,090
            Workers' comp. deposit                                            1,422,932                  996,689
            Workers' comp. claims                                               214,174                  214,174
            Rent deposit                                                          5,625                    5,625
            Other deposits                                                        1,685                    1,685
                                                                      ------------------       ------------------
      Total Other Assets                                                      5,626,815                5,201,067
                                                                      ------------------       ------------------

            TOTAL ASSETS                                           $          6,921,565     $          6,675,543
                                                                      ==================       ==================


                 See Notes to Consolidated Financial Statements

                                     ZEROS & ONES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------

                                                                Three Months            Three Months
                                                                   Ended                   Ended
                                                                  March 31,               March 31,
                                                                    2003                    2002
                                                              -----------------       -----------------

     Revenues                                               $        9,905,272      $        8,760,957
     Cost of sales                                                  (9,646,053)             (8,425,766)
                                                              -----------------       -----------------
     Gross Profit                                                      259,219                 335,191

     General & administrative expenses                                 490,769                 381,069
                                                              -----------------       -----------------

     Total Expenses                                                    490,769                 381,069

     Other Income / (Expenses)
     Finance charges                                                   (21,285)                      -
     Interest expense                                                   (4,992)                      -
                                                              -----------------       -----------------

     Total Other Income / (Expenses)                                   (26,277)                      -
                                                              -----------------       -----------------

     Net Income / (Loss) Before Taxes                                 (257,827)                (45,878)

     Income Tax Benefit (Provision)                                          -                       -
                                                              -----------------       -----------------

     Net Income / (Loss)                                              (257,827)                (45,878)
                                                              =================       =================

     Basic earnings / (loss) per share                      $            (0.01)     $            (0.00)
                                                              =================       =================

     Weighted average number of
       common shares outstanding                                    48,511,858              40,511,858
                                                              =================       =================

                 See Notes to Consolidated Financial Statements

                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                          From January 1, 1999 through March 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
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
=================================================================================================================================

                 See Notes to Consolidated Financial Statements

                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                          From January 1, 1999 through March 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
                                                                          Capital   Stockholder   Development   (Deficit)
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -    (73,221)   (73,221)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138) $(73,221)$3,224,025
=================================================================================================================================

 Shares issued for
 JEG acquisition                          -         -        -           -          -         -           -          -          -

 Net loss,  March 31, 2003                -         -        -           -          -         -           -   (257,827)  (257,827)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  March 31, 2003        48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138)$(331,048)$2,966,198
=================================================================================================================================



















                 See Notes to Consolidated Financial Statements

                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------

                                                                     Three Months              Three Months
                                                                        Ended                     Ended
                                                                      March 31,                 March 31,
                                                                         2003                      2002
                                                                   -----------------         -----------------


   CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                $          (257,827)      $           (45,878)
        Depreciation expense                                                  4,700                    65,065
        (Increase)/Decrease in trade accounts receivable                    506,125                  (423,272)
        (Increase)/Decrease in prepaid expenses                               5,000                         -
        (Increase)/Decrease in prepaid income taxes                               -                    (1,822)
        (Increase)/Decrease in workers' comp. deposit                      (426,243)               (1,792,429)
        (Increase)/Decrease in workers' comp. claims                              -                   (79,920)
        (Increase)/Decrease in rent deposit                                       -                    (5,625)
        (Increase)/Decrease in other deposits                                     -                    (1,685)
        Increase/(Decrease) in accounts payable & accrued exp.               76,314                   178,448
        Increase/(Decrease) in accrued payroll & vacation                         -                   (40,000)
        Increase/(Decrease) in payroll checks accrued                             -                   299,887
        Increase/(Decrease) in payroll taxes payable                        511,281                   239,739
        Increase/(Decrease) in employee benefits payable                    584,808                   102,594
        Increase/(Decrease) in short term notes for workers' comp. deposits (90,189)                1,473,513
        Increase/(Decrease) in client workers' comp. deposits                     -                    71,179
        Increase/(Decrease) in deferred stock compensation                 (400,300)                        -
                                                                   -----------------         -----------------
        Net cash provided / (used) by operating activities                  513,669                    39,794

   CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                               (15,518)                 (120,109)
        Intangible assets - net of accumulated amortization                     495                (3,721,596)
                                                                    -----------------         -----------------

        Net cash provided / (used) by investing activities                  (15,023)               (3,841,705)

   CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in due to officer                                         (129,145)                   35,615
        Payments on obligations under capitalized leases                    (44,817)                        -
        Proceeds from notes payable - stockholders                                -                    25,000
        Proceeds from lines of credit                                        (4,103)                  194,908
        Proceeds from credit cards payables                                       -                    39,602
        Stock issued for acquisition of subsidiary                                -                 3,600,000
                                                                   -----------------         -----------------

        Net cash provided / (used) by financing activities                 (178,065)                3,895,125
                                                                   -----------------         -----------------

       Net increase / (decrease) in cash                                    320,581                    93,214

       Cash at beginning of period                                          281,471                         -
                                                                   -----------------         -----------------

       Cash at end of period                                    $           602,052       $            93,214
                                                                   =================         =================

                 See Notes to Consolidated Financial Statements



                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------




   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                                $            26,777       $            20,161
                                                                   -----------------         -----------------

   Income taxes paid                                            $                 -       $                 -
                                                                   -----------------         -----------------

   SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

   Stock issued for acquisition of subsidiary                   $                 -       $         3,600,000
                                                                   -----------------         -----------------

   Stock issued for services                                    $                 -       $                 -
                                                                   -----------------         -----------------
















                 See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003

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

During the first quarter of 2002, the Company successfully completed the acquisition of Joint Employers Group (JEG). JEG is now a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries. However, this acquisition was rescinded as of April, 2003 (see note 14).

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003

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

NOTE 4.   PROPERTY & EQUIPMENT

                                                          As of March 31,
                                                              2003

                                                       ------------------------

               Computer Equipment                                 $  82,138
               Office Furniture & Fixtures                           503,753
               Time Clocks                                             9,924
               Software-Internal Use                                  46,992
               Leasehold  Improvements                               238,227
                                                       ------------------------
                                                                     881,034

               Accumulated Depreciation                             (463,326)
                                                       ------------------------

               Property & Equipment - Net                            417,708
                                                       ========================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003



NOTE 4.   PROPERTY & EQUIPMENT (continued)


     Depreciation expense totaled $4,700 for the three months ended March 31, 2003.

NOTE 5.  INTANGIBLES

                                                          As of March 31,
                                                               2003
                                                     --------------------------

         Goodwill                                              $ 1,940,911
         Intellectual Property                                      20,000
         Customer List                                           2,000,000
                                                     --------------------------


         Accumulated Amortization                                 (127,722)
                                                     --------------------------

         Intangible Assets - Net                               $ 3,833,189
                                                     ==========================





NOTE 6.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of March 31, 2003:

         Year ended December 31,
         2002                                                         46,985
         2003                                                         10,074
                                                      -------------------------

         Total minimum lease payments                                 57,059
         Less amounts representing interest                           (2,993)
                                                      -------------------------

         Present value of minimum lease payments                      54,066
         Less current portion                                        (44,817)
                                                      =========================
                                                                 $     9,249
                                                      =========================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003




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



NOTE 8.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,969,186. The net operating loss carryforwards will expire twenty years from the date the loss was incurred.

Temporary differences, which give, rise to deferred tax assets and liabilities at March 31, 2003 are as follows:

         Net operating loss carryfoward                     $ 17,969,186
         Valuation allowance                                 (17,969,186)
                                                     --------------------------

         Net deferred taxes                                 $        -0-
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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003

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

As of March 31, 2003 the Company had 48,511,858 shares of common stock outstanding.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003

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

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25. Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options. The Company did not record any expense for the three months ended March 31, 2003. No additional options were issued for the three months ended March 31, 2003.

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2003

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

NOTE 14. SUBSEQUENT EVENT

April 1, 2003 the merger with Joint Employers Group was rescinded. Thus, the Company is without an operating entity. However, the Company is currently in negotiation to complete a merger with another established company with an operating business.

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

CURRENT OVERVIEW

Vision Prevails: Ubiquitous Wireless Broadband

The elements and opportunities first sought in the original combination and reorganization of Zeros & Ones now finally appear to be synchronized with the needs and interest of the overall marketplace. The vision of the Company as a concentrated powerhouse of technology, content, and services now emerges as a viable and progressive forward path.

The binding force of the Company's offerings is encompassed in Project ThunderCloud - a unifying Wi-Fi services solution geared towards integrating a number of existing and to-be-acquired technology holdings around a specific reference design. A small team began developing this project, under the direction of Zeros & Ones, early this year. That team has met with numerous prospective acquisition targets to help advance and accelerate the time-to-market for products and services to be developed under the ThunderCloud initiative.

What is Wi-Fi?

For years, Zeros & Ones has possessed a war chest of wireless-oriented technology designs and holdings. However, the industry had many competing ideologies and proposed standards for making wireless a practical everyday solution that could be brought to market. That fragmentation and lack of standardization previously made deployment of ThunderCloud and associated concepts very costly and challenging to get into market. The emergence of Wi-Fi not only removes that barrier - it substantially propels our efforts. The importance, relevance, and value proposition of everything we've been developing in this space is bolstered by the rampant popularity of Wi-Fi and what we have to offer the world now illustrates the power of our having such a jump on the market from early on.

Over the course of the last year so more, Wi-Fi (also known as "802.11b", "802.11g" and "802.11a" as defined by the IEEE - the Institute of Electrical and Electronics Engineers - a governing body that defines and evangelizes industry standards and of which Robert Holtz has been a member) has emerged as the decisively dominant standard for wireless LANs (WLANS) worldwide.

Anyone can set up a Wi-Fi network and cover an area of typically 100-500 feet with Internet access hundreds of times faster than a modem connection. Unlike other wireless technologies such as CDMA and GSM, Wi-Fi enjoys 100% global acceptance. It has become a single networking standard for all developers, equipment manufacturers, service providers and users. As with the Internet, any innovation in Wi-Fi benefits everyone else in the Wi-Fi community.

Hundreds of equipment manufacturers are now flooding the market with millions of Wi-Fi cards and access points. The single Wi-Fi standard ensures these devices all interoperate with each other, so, for example, an access point made by Proxim will communicate with a network card from Linksys.

Rapid commoditization of Wi-Fi components has triggered extremely approachable price points for consumers. Wi-Fi cards that used to cost about $700 each only a year ago now regularly sell for under $50. As prices have dropped, demand for Wi-Fi equipment has soared, resulting in millions of private Wi-Fi networks, or clouds, being deployed in offices and homes. Wi-Fi networks have also begun appearing in public places.

Dozens of new companies have begun setting up Wi-Fi access points (called "hot spots") in cafes, hotels, airports, book stores and other places where there are concentrations of the public. These hot spot operators or "HSOs" install Wi-Fi access points and then turn around and sell high speed wireless Internet access for a small fee. HSOs include Velocenet, Wayport, Airpath, Pronto, NetNearU, Deep Blue, and others. In the last year, major wireless carriers have joined the mix, including AT&T Wireless, Sprint PCS, and most of all T-Mobile, which has built hot spots at Starbucks, Borders bookstores and airline club locations. Cometa is another new HSO backed by AT&T, IBM, and Intel with a mission to build at least 20,000 hot spots this year.

Hot Spot Operators enjoy a very low barrier to entry: as little as a few hundred dollars for equipment and $50 per month for a DSL line. Larger hot spots require additional equipment, antennas, and faster connections such as T1 lines. Still, the cost of establishing a hot spot is orders of magnitude lower than setting up a cellular node - Wi-Fi uses unlicensed spectrum vs. licensed spectrum that can cost billions of dollars, and the equipment necessary to set up a hot spot costs hundreds of dollars versus hundreds of thousands or millions in cellular. The contrast is startling.

Further, Wi-Fi is fast, up to 11 million bits per second (11Mb), or over 100 times faster than a modem connection. Wi-Fi is significantly faster than the "2.5G" wireless services provided by cellular carriers, which typically deliver throughput between 40k and 60k. The actual speed experienced by hot spot users is determined by the hot spot's connection to the Internet, which can range from low-end DSL (384k) to one or more T1s (1.5Mb and up), but this still promises much faster speed than any other available technology.

Finally, when you factor in the low cost to set up and run Wi-Fi hot spots, the rapid spread of inexpensive Wi-Fi cards and devices and Wi-Fi's use of totally free spectrum, it becomes clear that Wi-Fi delivers a price per bit that no other wireless technology can touch. With its low barrier to entry and mass appeal, hundreds of thousands of Wi-Fi hot spots will saturate heavily trafficked areas in the next few years.

One of Zeros & Ones' acquisition targets has developed the specification for a wireless handheld device, presently called the One+, that would substantially accelerate the development and acceptance of the services developed under ThunderCloud. It takes advantage of the need to aggregate multiple hot spots and give users a seamless and continuous environment as they move physically from one cloud to another.

If it is determined that acquisition is the best way to advance both projects, it may be combined or merged into Zeros & Ones. Such a transaction, if consummated, would be a related-party transaction because Robert J. Holtz (CEO of Zeros & Ones) has a substantial equity interest in that business as do other future members of the Zeros & Ones executive staff. Both groups are actively considering the best way to orchestrate such a combination so that it benefits shareholders, investors, and related parties in such a manner that Zeros & Ones can get product to market faster.

There are a number of other technologies and mainstream companies beyond Wi-Fi that are part of the ThunderCloud project including BlueTooth wireless technology, Motorola MotoCoder, Sun's Wireless Java, Mesh Networks, and Microsoft XP Embedded.

Most acquisition targets carry with them existing revenue, client bases, and product lines. In many cases, synergies have been identified that would allow Zeros & Ones to monetize other existing holdings in the way of intellectual property and proprietary technology.

As part of the return to a technological focus, the Company recently added two new board members with highly-decorated technological backgrounds: Mark M. Laisure and George A. Filippides.

The Zeros & Ones Board of Directors is now comprised of:

MARK M. LAISURE

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

ROBERT J. HOLTZ

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

The company will begin a new office of corporate communications to provide ready access to news, information, and shareholder support. The new office will begin operations in late June of 2003. Other new executive roles will be filled according to the Company's ongoing plan of reorganization.

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

At several key inflection points in the company's almost 10 year history, Zeros & Ones has made strategic acquisitions to accelerate its position as a pioneer that helps define the industry's true north. Today, that means planting our flag in wireless and in tiny chip logic. It means biometrics applications for homeland security and new forms of identity-oriented commerce. It means taking advantage of the amazing improvements in broadband to take screen-to-screen computing to the next level. ThunderCloud is only the beginning of a roll out that has been years in the making.

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

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                              Exhibit 99.14a
                              Exhibit 99.14b

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2003. (incorporated by reference)

                              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 20, 2003


                  /s/Robert J. Holtz
                  -----------------------------------------------
                  Robert J. Holtz, Chairman of the Board,
                  Chief Executive Officer, Chief Financial Officer,
                  and President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Robert J. Holtz, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeros & Ones, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003



/s/Robert J. Holtz
-----------------------
Robert J. Holtz, CEO

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Robert J. Holtz, CFO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeros & Ones, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003



/s/Robert J. Holtz
-----------------------
Robert J. Holtz, CFO