Form 10QSB
period 2003-06-30
ZEROS & ONES INC
filed 2003-08-20
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2003

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED BALANCE SHEET....................................................2

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT..............................4

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)...........5

CONSOLIDATED STATEMENT OF CASH FLOWS..........................................7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND FINANCIAL CONDITION..........................................17

OTHER INFORMATION............................................................26

SIGNATURES...................................................................27

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                           ZEROS & ONES, INC. AND SUBSIDIARIES
                                               Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------

                                                                           As of                    As of
                                                                         June 30,               December 31,
                                                                           2003                     2002
                                                                     ------------------       ------------------


                             ASSETS

  Current Assets
        Cash                                                      $                  -     $            281,471
        Trade accounts receivable - net of allowance for doubtful accounts           -                  653,861
        Prepaid income taxes                                                         -                   10,000
        Deferred tax benefit                                                         -                  122,254
                                                                     ------------------       ------------------
  Total Current Assets                                                               -                1,067,586

  Property & Equipment - Net of Accumulated Depreciation &
      Amortization                                                             310,295                  406,890

  Other Assets
        Intangible assets - net of accumulated amortization                     99,778                3,833,684
        Other assets                                                           126,120                  126,120
        Workers' comp. premium                                                       -                   23,090
        Workers' comp. deposit                                                       -                  996,689
        Workers' comp. claims                                                        -                  214,174
        Rent deposit                                                                 -                    5,625
        Other deposits                                                               -                    1,685
                                                                     ------------------       ------------------
  Total Other Assets                                                           225,898                5,201,067
                                                                     ------------------       ------------------

        TOTAL ASSETS                                              $            536,193     $          6,675,543
                                                                     ==================       ==================

                 See Notes to Consolidated Financial Statements

                                           ZEROS & ONES, INC. AND SUBSIDIARIES
                                               Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------

                                                                           As of                    As of
                                                                         June 30,               December 31,
                                                                           2003                     2002
                                                                     ------------------       ------------------
               LIABILITIES & STOCKHOLDERS' EQUITY


  Current Liabilities
        Accounts payable and accrued expenses                     $            396,949     $            538,012
        Payroll taxes payable                                                        -                  185,876
        Employee benefits payable                                                    -                   33,573
        Security deposits                                                            -                  420,000
        Short term notes for workers' comp. deposits                                 -                1,363,359
        Convertible notes                                                            -                   25,000
        Lines of credit                                                              -                  187,114
        Credit cards payable                                                         -                   36,281
        Deferred stock option compensation                                     400,300                  400,300
        Due to officer                                                         129,145                  129,145
        Current portion of obligations under capitalized leases                 44,817                   44,817
                                                                     ------------------       ------------------
  Total Current Liabilities                                                    971,211                3,363,477

  Long-Term Liabilities
        Client workers' comp. deposits                                               -                   78,792
        Obligations under capitalized leases, less current maturities            9,249                    9,249
                                                                     ------------------       ------------------

  Total Long-Term Liabilities                                                    9,249                   88,041
                                                                     ------------------       ------------------

  TOTAL LIABILITIES                                                            980,460                3,451,518

  STOCKHOLDERS' EQUITY
       Preferred stock, ($.001 par value, 2,000,000 shares authorized;
        none issued and outstanding)                                                 -                        -
       Common stock, ($.001 par value, 100,000,000 shares authorized;
       24,511,858 and 48,511,858 shares issued and outstanding as  of
       June 30, 2003 and December 31, 2002, respectively)                       24,512                   48,512
       Paid-in capital                                                      17,310,872               20,886,872
       Accumulated deficit during development stage                        (17,638,138)             (17,638,138)
       Retained earnings / (deficit)                                          (141,513)                 (73,221)
                                                                     ------------------       ------------------
  Total Stockholders' Equity                                                  (444,267)               3,224,025
                                                                     ------------------       ------------------
         TOTAL LIABILITIES &
                                 STOCKHOLDERS' EQUITY             $            536,193     $          6,675,543
                                                                     ==================       ==================

                 See Notes to Consolidated Financial Statements
                                       3

                                     ZEROS & ONES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                               Six Months         Six Months          Three Months      Three Months
                                                                 Ended               Ended              Ended              Ended
                                                                June 30,            June 30,           June 30,           June 30,
                                                                  2003               2002                2003               2002
                                                            -----------------  ------------------  -----------------  --------------

Revenues                                                  $        9,905,272  $       20,995,106  $               -  $   12,234,149
Cost of sales                                                     (9,646,053)        (20,169,252)                 -     (11,743,486)
                                                            -----------------  ------------------  -----------------  --------------

GROSS PROFIT                                                         259,219             825,854                  -         490,663

General & administrative expenses                                    493,894             992,869              3,125         611,800
                                                            -----------------  ------------------  -----------------  --------------
TOTAL EXPENSES                                                       493,894             992,869              3,125         611,800

OTHER INCOME / (EXPENSES)

Finance charges                                                      (21,285)                  -                  -               -
Interest expense                                                      (4,992)                  -                  -               -
                                                            -----------------  ------------------  -----------------  --------------

TOTAL OTHER INCOME / (EXPENSES)                                      (26,277)                  -                  -               -
                                                            -----------------  ------------------  -----------------  --------------

INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES             (260,952)           (167,015)            (3,125)       (121,137)

Income Tax Benefit (Provision)                                             -                   -                  -               -
                                                            -----------------  ------------------  -----------------  --------------

NET INCOME / (LOSS) FROM CONTINUING OPERATIONS AFTER TAXES          (260,952)           (167,015)            (3,125)       (121,137)
                                                            =================  ==================  =================  ==============

DISCONTINUED OPERATIONS
Gain on disposition of subsidiary                                    192,660                   -            192,660               -
                                                            -----------------  ------------------  -----------------  --------------

NET INCOME / (LOSS)                                       $          (68,292)$          (167,015)$          189,535 $      (121,137)
                                                            =================  ==================  =================  ==============

BASIC EARNINGS / (LOSS) PER SHARE

Basic earnings / (loss) from continuing operations        $            (0.01) $            (0.00) $           (0.00) $        (0.00)

Basic earnings / (loss) from discontinued operations      $            (0.00) $            (0.00) $            0.01  $        (0.00)
                                                            -----------------  ------------------  -----------------  --------------

BASIC EARNINGS / (LOSS) PER SHARE                         $            (0.01) $            (0.01) $            0.01  $        (0.00)
                                                            =================  ==================  =================  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                       24,511,858          44,533,957         24,511,858      48,511,858
                                                            =================  ==================  =================  ==============

                 See Notes to Consolidated Financial Statements

                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                            From January 1, 1999 through June 30, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
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
=================================================================================================================================

                 See Notes to Consolidated Financial Statements

                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                            From January 1, 1999 through June 30, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
                                                                          Capital   Stockholder   Development   (Deficit)
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -    (73,221)   (73,221)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138) $(73,221)$3,224,025
=================================================================================================================================

 Shares issued for
 JEG acquisition                 24,000,000   (24,000)       -           - (3,576,000)        -           -          - (3,600,000)

 Net loss,  June 30,  2003                -         -        -           -          -         -           -    (68,292)   (68,292)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  June 30,  2003        24,511,858  $ 24,512        -      $    -$17,310,872       $ - $(17,638,138)$(141,513)$ (444,267)
=================================================================================================================================



















                 See Notes to Consolidated Financial Statements

                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Six Months         Six Months        Three Months     Three Months
                                                                    Ended              Ended              Ended            Ended
                                                                   June 30,           June 30,           June 30,         June 30,
                                                                     2003               2002               2003             2002
                                                               -----------------  -----------------  -----------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $          (68,292)$         (167,015)$          189,535 $    (121,137)
     Depreciation expense                                                 4,700             69,560              4,700         4,495
     (Increase)/Decrease in trade accounts receivable                   653,861           (287,522)           147,736       135,750
     (Increase)/Decrease in prepaid expenses                             10,000                  -                  -             -
     (Increase)/Decrease in prepaid income taxes                              -             (1,822)             5,000             -
     (Increase)/Decrease in deferred tax benefit                        122,254                  -            122,254             -
     (Increase)/Decrease in workers' comp. premium                       23,090                  -             23,090             -
     (Increase)/Decrease in workers' comp. deposit                      996,689         (1,603,429)         1,422,932       189,000
     (Increase)/Decrease in workers' comp. claims                       214,174            (79,920)           214,174             -
     (Increase)/Decrease in rent deposit                                  5,625             (5,625)             5,625             -
     (Increase)/Decrease in other deposits                                1,685             (1,685)             1,685             -
     Increase/(Decrease) in accounts payable & accrued exp.            (141,063)           620,503           (217,377)      442,055
     Increase/(Decrease) in accrued payroll & vacation                        -            (40,000)                 -             -
     Increase/(Decrease) in payroll checks accrued                            -                  -                  -      (299,887)
     Increase/(Decrease) in payroll intercompany payable                      -             50,000                  -        50,000
     Increase/(Decrease) in payroll taxes payable                      (185,876)            74,644           (697,157)     (165,095)
     Increase/(Decrease) in employee benefits payable                   (33,573)            (5,307)          (618,381)     (107,901)
                                                                              -                  -            400,300             -
     Increase/(Decrease) in security deposits                          (420,000)                 -           (420,000)            -
     Increase/(Decrease) in short term notes for
        workers' comp. deposits                                      (1,363,359)         1,466,596         (1,273,170)       (6,917)
     Increase/(Decrease) in client workers' comp. deposits              (78,792)            77,379            (78,792)        6,200
                                                               -----------------  -----------------  -----------------  ------------
     Net cash provided / (used) by operating activities                (258,877)           166,357           (767,846)      126,563

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                               91,895           (119,943)           102,713           166
     Intangible assets - net of accumulated amortization              3,733,906         (3,721,596)         3,733,411             -
                                                               -----------------  -----------------  -----------------  ------------
     Net cash provided / (used) by investing activities               3,825,801         (3,841,539)         3,836,124           166

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in due to officer                                               -             35,615            129,145             -
     Payments on obligations under capitalized leases                         -                  -             44,817             -
     Proceeds from notes payable - stockholders                         (25,000)            25,000            (25,000)            -
     Proceeds from lines of credit                                     (187,114)           190,368           (183,011)       (4,540)
     Proceeds from credit cards payables                                (36,281)            39,602            (36,281)            -
     Disposition of subsidiary                                          (24,000)            24,000            (24,000)            -
     Disposition of subsidiary                                       (3,576,000)         3,576,000         (3,576,000)            -
                                                               -----------------  -----------------  -----------------  ------------
     Net cash provided / (used) by financing activities              (3,848,395)         3,890,585         (3,670,330)       (4,540)
                                                               -----------------  -----------------  -----------------  ------------

    Net increase / (decrease) in cash                                  (281,471)           215,403           (602,052)      122,189

    Cash at beginning of period                                         281,471                  -            602,052        93,214
                                                               -----------------  -----------------  -----------------  ------------
    Cash at end of period                                    $                - $          215,403 $                - $     215,403
                                                               =================  =================  =================  ============


                 See Notes to Consolidated Financial Statements



                                        ZEROS & ONES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------
                                                                  Six Months         Six Months        Three Months     Three Months
                                                                    Ended              Ended              Ended            Ended
                                                                   June 30,           June 30,           June 30,         June 30,
                                                                     2003               2002               2003             2002
                                                               -----------------  -----------------  -----------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                $           26,777 $           40,346 $                - $       2,475
                                                               -----------------  -----------------  -----------------  ------------

Income taxes paid                                            $                - $                - $                - $       5,600
                                                               -----------------  -----------------  -----------------  ------------

















                 See Notes to Consolidated Financial Statements

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003


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

During the first quarter of 2002, the Company successfully completed the acquisition of Joint Employers Group (JEG). JEG was a wholly owned subsidiary of the Company from January 1, 2002 through April 1, 2003. The consolidated financial statements include the accounts of the Company and all of the wholly owned subsidiaries. However, this was reversed as of April 1, 2003 and JEG is no longer a subsidiary of the Company.

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003



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

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003


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

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003


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


NOTE 3.   PROPERTY & EQUIPMENT


                                                          As of June 30,
                                                               2003
                                                     --------------------------

               Office Furniture & Equipment                        $ 408,980
               Leasehold  Improvements                               238,227
                                                     --------------------------
                                                                     647,207
               Accumulated Depreciation                             (336,912)
                                                     --------------------------

               Property & Equipment - Net                            310,295
                                                     ==========================

Depreciation expense totaled $4,700 for the six months ended June 30, 2003.


NOTE 4.  INTANGIBLES

                                                           As of June 30,
                                                                2003
                                                     --------------------------

         Goodwill                                                  $ 207,500
         Intellectual Property                                        20,000
                                                     --------------------------
                                                                   $ 227,500
         Accumulated Amortization                                   (127,722)
                                                     --------------------------
         Intangible Assets - Net                                   $  99,778
                                                     ==========================

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003


NOTE 5.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of June 30, 2003:


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
                                                     =========================


NOTE 6.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,729,568. The net operating loss carryforwards will expire twenty years from the date the loss was incurred.

Temporary differences, which give, rise to deferred tax assets and liabilities at June 30, 2003 are as follows:


         Net operating loss carryfoward                         $ 17,729,568
         Valuation allowance                                     (17,729,568)
                                                     -------------------------

         Net deferred taxes                                     $        - 0 -
                                                     =========================

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

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003



NOTE 7.  CAPITAL STOCK


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

As of June 30, 2003 the Company had 48,511,858 shares of common stock outstanding.

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003

NOTE 8.  STOCK OPTIONS

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

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25. Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options. The Company did not record any expense for the three months ended March 31, 2003. No additional options were issued for the six months ended June 30, 2003.


NOTE 9.  LITIGATION

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

                               ZEROS & ONES, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2003


NOTE 10.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital through the sale of its securities through private placements. Also, the Company is currently seeking other possible acquisitions of operating companies.


NOTE 11.  DEVELOPMENT STAGE

In subsequent years the Company was classified as a development stage company based on accounting guidelines. However, on January 31, 2002 Company acquired Joint Employers Group, which has had a history of significant revenues. As of January 1, 2002 the Company will no longer be classified as a development stage company.


NOTE 12. SUBSEQUENT EVENT

On August 8, 2003 the Company executed a letter of intent to acquire two operating corporations in a stock for stock transaction. There are several contingencies that need to be satisfied before the transaction is complete. However, the Company believes that the transaction will be completed during the third quarter.

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

CURRENT OVERVIEW

ThunderCloud:  Ribbon in the Sky

Zeros & Ones is making substantial progress on its objectives to develop and advance Project ThunderCloud - a unifying wireless services and technology solution geared towards integrating a number of existing and to-be-acquired technology holdings around a specific set of reference designs. ThunderCloud will integrate, interoperate, and add value and "convergence capabilities" to the burgeoning wireless broadband market. It will also act as a "glue" between key inflection points involved in how wireless is expected to work today and in the future.

Phase I of the Company's plan established a growth-through-acquisition strategy. The plan is being executed successfully. In particular, two corporations have been identified with signed Letter(s) of Intent already in place for both, for acquisition on a stock-for-stock basis. The corporations are presently unrelated parties to Zeros & Ones and its subsidiaries. The Company has already effectively re-captured all stock/equity previously committed or issued to Joint Employers Group as of the close of Q2 of this year, when the Company completed its initiative to return to its focus as a digital convergence-oriented strategic holding company.

One acquisition would put in place a full team of seasoned software and hardware developers geared to building out ThunderCloud's core components immediately. Another brings existing code base assets to accelerate development and adds to the wireless services offering layer of ThunderCloud with a suite of powerful applications that are very well tuned to the wireless broadband market. By means of these acquisitions, the Company anticipates that it can use its apparent "running start" to best advantage and create deal flow to catch the enthusiasm already well underway surrounding wireless and Wi-Fi, in particular, around the world and in many segments including consumer, medical, homeland security, and others.

Definitive Agreement(s), already being drafted, will need to be finalized prior to officially completing the aforementioned acquisitions. The Company fully anticipates that it will complete those acquisitions within Q3 of this year.

Additional details will be disclosed when the acquisitions are completed. Furthermore, additional acquisitions designed to propel and advance ThunderCloud and related initiatives have also been targeted and are intended to take place soon. Planning and discussions are also well in the works on multiple fronts to that aim. The Company anticipates that it will be making other acquisitions and asset purchases within 2003 and 2004.

The elements and opportunities first sought in the original combination and reorganization of Zeros & Ones now finally appear to be synchronized with the needs and interest of the overall marketplace. The vision of the Company as a concentrated powerhouse of technology, content, and services now emerges as a viable and progressive forward path.

It has been years since the Company has been this confident in the potential traction of its offerings (existing and through acquisition) as they connect with the needs and wants of the marketplace.

What is Wi-Fi? / An Updated Report

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

Dozens of new companies have begun setting up Wi-Fi access points (called "hot spots") in cafes, hotels, airports, book stores and other places where there are concentrations of the public. These hot spot operators or "HSOs" install Wi-Fi access points and then turn around and sell high speed wireless Internet access for a small fee. HSOs include Wayport, Airpath, Pronto, NetNearU, Deep Blue, Ocean Wi-Fi, and others. In the last year, major wireless carriers have joined the mix, including AT&T Wireless, Sprint PCS, and most of all T-Mobile, which has built hot spots at Starbucks, Borders bookstores and airline club locations. Cometa is another new HSO backed by AT&T, IBM, and Intel with a mission to build at least 20,000 hot spots this year.

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

Further, Wi-Fi is fast, up to 11 million bits per second (11Mb) for 802.11x, or over 100 times faster than a modem connection. Wi-Fi is significantly faster than the "2.5G" wireless services provided by cellular carriers, which typically deliver throughput between 40k and 60k. The actual speed experienced by hot spot users is determined by the hot spot's connection to the Internet, which can range from low-end DSL (384k) to one or more T1s (1.5Mb and up), but this still promises much faster speed than any other available technology.

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

As of the last two months, additional progress has been made on the overall Wi-Fi front.

802.16, the latest entry in the wireless networking technology pantheon, is an up and coming serious contender as a wireless alternative to DSL, cable modem, leased lines, and other broadband network access technologies. Intel has already pledged to develop a silicon product based on the 802.16 standard, and it claims equipment based on its chips will have a range of up to 30 miles and the ability to transfer data, voice, and video at speeds of up to 70 Mbps.

Work on 802.16  started in July 1999.  Four  years  into its  mission,  the IEEE
802.16 Working Group on Broadband Wireless Access has delivered a base and three follow-on standards.

o IEEE 802.16 ("Air Interface for Fixed Broadband Wireless Access Systems") was approved in December 2001. This standard is for wireless MANs operating at frequencies between 10 and 66 GHz.

o IEEE 802.16.2, published in 2001, specifies a "recommended practice" to address the operation of multiple, different broadband systems in the 10-66 GHz frequency range.

o In January of this year, the IEEE approved an amendment to 802.16, called 802.16a, which adds to the original standard operation in licensed and unlicensed frequency bands from 2-11 GHz.

o 802.16c, which was approved in December 2002, is aimed at improving interoperability by specifying system profiles in the 10-66 GHz range.

The IEEE is not resting after all this work. Authorization for the development of a new amendment known as 802.16e, which would extend the standard to cover "combined fixed and mobile operation in licensed bands" (2-6 GHz), was approved in December 2002.

802.16 is not the only wireless broadband standard in the pipeline, and the IEEE is not the only industry group working on new standards for broadband wireless data services. Parallel to 802.16, the IEEE has also created a new working group, 802.20, which is charged with "the physical and medium access control layers of an air interface for interoperable mobile broadband wireless access systems that operate in licensed bands below 3.5 GHz." 802.20's technical goal is to "optimize IP-based data transport, target peak data rates per user at over 1 Mbit/sec, and support vehicular mobility up to 250 km/hour."

Meanwhile, the ETSI (the European Telecommunications Standards Institute) project BRAN (Broadband Radio Access Networks) has been creating two standards that are roughly parallel to IEEE 802.16 and 802.16a. HIPERACCESS covers frequencies above 11 GHz. While work on HIPERACCESS began before 802.16, it was approved after 802.16. HIPERMAN is for frequencies below 11 GHz. The two standards bodies cooperate to a certain extent.

These developments in OPEN STANDARDS absolutely remove most major barriers that can bring ThunderCloud to the foreground and it is the Company's observation that the situation continues to improve.

One of Zeros & Ones' acquisition targets (aside from those already mentioned above) has developed the specification for a wireless handheld device, presently called the One+, that would substantially accelerate the development and acceptance of the services developed under ThunderCloud. It takes advantage of the need to aggregate multiple hot spots and give users a seamless and continuous environment as they move physically from one cloud to another.

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

There are a number of other technologies and mainstream companies beyond Wi-Fi that are part of the ThunderCloud project including BlueTooth wireless technology, Motorola MotoCoder, Sun's Wireless Java, Mesh Networks, and Microsoft XP Mobile.

As part of the return to a technological  focus, the Company recently added Mark
M. Laisure to the Zeros & Ones Board of Directors. Since then, Mr. Laisure has been invited to join the operations of Zeros & Ones as a high executive in senior management of the parent and/or as an officer and has expressed substantial interest in doing so. Mr. Laisure is reviewing his other obligations, other parties that would be potentially affected, other synergistic relationships that would be brought to the company as a result, and a number of other considerations to facilitate effectuating such an action.

The Company expects to complete those discussions soon and believes that as Zeros & Ones continues to make progress and achieve momentum, the effect of which Mr. Laisure's addition in such a capacity would further accelerate, it will continue to attract world class executives, technologists, and other strategic associations that bring the potential to bolster the company's future.

Biographical information on Mr. Laisure follows:

MARK M. LAISURE

Mark M. Laisure has been a guiding force behind several major league successes in technology and entertainment. Among his early successes, Mr. Laisure was a member of the founding team of Inktomi Corporation, a leading provider of OEM Web search and paid inclusion services. Inktomi, which recently merged with Yahoo!, brought Amazon.com, eBay, HotBot, MSN, and WalMart.com as partners and customers.

Mr. Laisure co-founded Logicstream, providers of a broad range of IT solutions for virtually every business application, from biometric security to supply chain management. In 1999, Mr. Laisure joined the team at Milcom Technologies and remains on its board of directors. Milcom is a creator of, and investor in, new technology companies that develop products for emerging high-growth markets, such as telecommunications, digital video, software and biotech. Mr. Laisure is also co-founder and Chairman of iNetNow, Inc. which established alliances with Lycos, Telefonica and i3Mobile.

As the principal/founding shareholder of FairFirst Ventures Corp., a venture-consulting firm focused on market-dominant companies that develop advanced products, applications and services, Mr. Laisure manages a dynamic portfolio of companies that includes:

     Mesh Networks: a developer of patented peer-to-peer routing technology that enables a mobile broadband solution that supports voice, video and data at unparalleled speeds.

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

Mr. Laisure has held senior positions with UBSPaineWebber and Shields & Company (member NYSE), and he currently serves on the Board of Directors for Zeros & Ones, Logicstream, iNetNow, Milcom Technologies, Skycross and Consortio.

KEY INITIATIVES

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

The company has put in place a corporate communications infrastructure to provide ready access to news, information, and shareholder support. The new operation began functioning in late June of 2003. Other new executive roles will be filled according to the Company's ongoing plan of reorganization. The new phone number and contact information for this service will be disclosed to coincide with an upcoming update to the Company's corporate website which is due to go live within Q3 of this year.

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

LOOKING FORWARD

Zeros & Ones, Inc. is undergoing what some have called a rebirth. After years of effectively "recovering" from the worst global market adjustment in history, the company is ready to reemerge as a holding company of strategically-selected, independently operating subsidiaries, uniquely positioned to deliver on the vision of digital convergence through new product development, strategic partnerships, synergistic acquisitions, and productization of emerging technologies.

There are numerous companies with innovative technologies, solid technical and management know-how, and established customer bases that are presently vastly undervalued. Many are simply collateral victims of the dot-com fallout whereas others are missing critical elements in which Zeros & Ones is in a unique position to offer a strategic connecting point.

This year ushered in a glut of survivors, many seeking opportunities to merge their operations with others to create a stronger organization. Others are exiting and offering their tangible assets and intellectual properties for conveyance. Zeros & Ones' ability to persevere has placed it in a favorable position of being able to enhance its already substantial portfolio of technologies via a selective acquisition approach, accelerating its roll out plans and strategically positioning itself to further deliver on its vision in the near term.

At several key inflection points in the company's almost 10 year history, Zeros & Ones has made strategic acquisitions to accelerate its position as a pioneer that helps define an emerging industry based on "digital convergence". Digital convergence means many things to many people. It means new forms of media delivery, and new forms of communication. It means leveraging wireless technologies and innovative computing hardware to intuitively provide rich content, communications, and commerce capabilities to anyone, anywhere, at any time.

The Company is executing successfully on its Phase I plans and is very excited about its potential jump on the future.

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

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                              Exhibit 31.1 and 31.2
                              Exhibit 32.1 and 32.2

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2003. (incorporated by reference)

                              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 20, 2003


                  /s/Robert J. Holtz
                  -----------------------------------------------
                  Robert J. Holtz, Chairman of the Board,
                  Chief Executive Officer, Chief Financial Officer,
                  and President