Form 10QSB
period 2003-09-30
ZEROS & ONES INC
filed 2003-11-19
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2003

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT ACCOUNTANTS' REPORT...............................................2

CONSOLIDATED BALANCE SHEET....................................................3

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT..............................5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)...........7

CONSOLIDATED STATEMENT OF CASH FLOWS..........................................8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND FINANCIAL CONDITION...........................................18

OTHER INFORMATION.............................................................28

SIGNATURES....................................................................29

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                    ---------- -------- --------
                        A         C        I        ARMANDO C. IBARRA
                                                    Certified Public Accountants
                                                    A Professional Corporation
                    ---------- -------- --------


Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                             Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the American Institute of
                                             Certified Public Accountants
                                            Members of the Better Business
                                             Bureau since 1997


To the Board of Directors of
Zeros & Ones, Inc.


                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of Zeros & Ones, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine months ended September 30, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zeros & Ones, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2003 consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's losses and lack of operations raise substantial doubt as to its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated balance sheet for the year ended December 31, 2002 was audited by us, and we expressed an unqualified opinion on it in our report dated April 29, 2003 which included a going concern paragraph. We have not performed any auditing procedures since that date.

/s/Armando C. Ibarra, CPA-APC
----------------------------
Armando C. Ibarra, CPA-APC

November 18, 2003
Chula Vista, California

                      371 E Street, Chula Vista, Ca. 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        As of                As of
                                                                     September 30,        December 31,
                                                                         2003                 2002
                                                                      (Unaudited)           (Audited)
                                                                   ------------------   ------------------
                            ASSETS

  CURRENT ASSETS
        Cash                                                       $               -    $         281,471
        Trade accounts receivable - net of allowance
                 for doubtful accounts                                             -              653,861
        Prepaid income taxes                                                       -               10,000
        Deferred tax benefit                                                       -              122,254
                                                                   ------------------   ------------------
  TOTAL CURRENT ASSETS                                                             -            1,067,586

  PROPERTY & Equipment - Net of Accumulated Depreciation &
      Amortization                                                           310,295              406,890

  OTHER ASSETS
        Intangible assets - net of accumulated amortization                   99,778            3,833,684
        Other assets                                                         126,120              126,120
        Workers' comp. premium                                                     -               23,090
        Workers' comp. deposit                                                     -              996,689
        Workers' comp. claims                                                      -              214,174
        Rent deposit                                                               -                5,625
        Other deposits                                                             -                1,685
                                                                   ------------------   ------------------
  TOTAL OTHER ASSETS                                                         225,898            5,201,067
                                                                   ------------------   ------------------
        TOTAL ASSETS                                               $         536,193    $       6,675,543
                                                                   ==================   ==================

                 See Notes to Consolidated Financial Statements

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        As of                As of
                                                                     September 30,        December 31,
                                                                         2003                 2002
                                                                      (Unaudited)           (Audited)
                                                                   ------------------   ------------------
           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


  CURRENT LIABILITIES
        Accounts payable and accrued expenses                      $         396,949    $         538,012
        Payroll taxes payable                                                      -              185,876
        Employee benefits payable                                                  -               33,573
        Security deposits                                                          -              420,000
        Short term notes for workers' comp. deposits                               -            1,363,359
        Convertible notes                                                          -               25,000
        Lines of credit                                                            -              187,114
        Credit cards payable                                                       -               36,281
        Deferred stock option compensation                                   400,300              400,300
        Due to officer                                                       129,145              129,145
        Current portion of obligations under capitalized leases               44,817               44,817
                                                                   ------------------   ------------------
  TOTAL CURRENT LIABILITIES                                                  971,211            3,363,477

  LONG-TERM LIABILITIES
        Client workers' comp. deposits                                             -               78,792
        Obligations under capitalized leases, less current maturities          9,249                9,249
                                                                   ------------------   ------------------
  TOTAL LONG-TERM LIABILITIES                                                  9,249               88,041
                                                                   ------------------   ------------------
  TOTAL LIABILITIES                                                          980,460            3,451,518

  STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, ($.001 par value, 2,000,000 shares authorized;
        none issued and outstanding)                                               -                    -
       Common stock, ($.001 par value, 100,000,000 shares authorized;
       24,511,858 and 48,511,858 shares issued and outstanding as of
       September 30, 2003 and December 31, 2002, respectively)                24,512               48,512
       Paid-in capital                                                    17,310,872           20,886,872
       Accumulated deficit during development stage                      (17,638,138)         (17,638,138)
       Retained earnings / (deficit)                                        (141,513)             (73,221)
                                                                   ------------------   ------------------
  Total Stockholders' Equity (Deficit)                                      (444,267)           3,224,025
                                                                   ------------------   ------------------
         TOTAL LIABILITIES &
                         STOCKHOLDERS' EQUITY (DEFICIT)            $         536,193    $       6,675,543
                                                                   ==================   ==================

                See Notes to Consolidated Financial Statements

                    ZEROS & ONES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                             Nine Months        Nine Months       Three Months       Three Months
                                                                Ended              Ended             Ended              Ended
                                                            September 30,      September 30,     September 30,      September 30,
                                                                 2003              2002               2003               2002
                                                           -----------------  ----------------  -----------------  -----------------
Revenues                                                   $      9,905,272   $    33,423,002   $              -   $     12,427,896
Cost of sales                                                    (9,646,053)      (31,976,156)                 -        (11,806,904)
                                                           -----------------  ----------------  -----------------  -----------------
GROSS PROFIT                                                        259,219         1,446,846                  -            620,992

General & administrative expenses                                   493,894         1,660,934                  -            668,065
                                                           -----------------  ----------------  -----------------  -----------------
TOTAL EXPENSES                                                      493,894         1,660,934                  -            668,065

OTHER INCOME / (EXPENSES)

Finance charges                                                     (21,285)                -                  -                  -
Interest expense                                                     (4,992)                -                  -                  -
Other expenses                                                            -           (20,916)                 -            (20,916)
                                                           -----------------  ----------------  -----------------  -----------------
TOTAL OTHER INCOME / (EXPENSES)                                     (26,277)          (20,916)                 -            (20,916)
                                                           -----------------  ----------------  -----------------  -----------------

INCOME / (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES            (260,952)         (235,004)                 -            (67,989)

Income Tax Benefit (Provision)                                            -           122,254                  -            122,254
                                                          -----------------  ----------------  -----------------  -----------------
NET INCOME / (LOSS) FROM CONTINUING OPERATIONS AFTER TAXES         (260,952)         (112,750)                 -             54,265
                                                          ================== ================= ================== ==================

DISCONTINUED OPERATIONS

Gain on disposition of subsidiary                                   192,660                 -                  -                  -
                                                           -----------------  ----------------  -----------------  -----------------
NET INCOME / (LOSS)                                        $        (68,292)  $      (112,750)$ $              -   $         54,265
                                                           =================  ================  =================  =================

BASIC EARNINGS / (LOSS) PER SHARE

Basic earnings / (loss) from continuing operations         $          (0.01)  $         (0.00)  $              -   $           0.00

Basic earnings / (loss) from discontinued operations       $          (0.00)  $         (0.00)  $              -   $           0.00
                                                           -----------------  ----------------  -----------------  -----------------

BASIC EARNINGS / (LOSS) PER SHARE                          $          (0.01)  $         (0.00)  $              -   $           0.00
                                                           =================  ================  =================  =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                      24,511,858        48,511,858         48,757,283         48,511,858
                                                           =================  ================  =================  =================


                See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
            Statement of Changes in Stockholders' Equity / (Deficit)
           From January 1, 1999 through September 30, 2003 - Unaudited

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
=================================================================================================================================

                 See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
            Statement of Changes in Stockholders' Equity / (Deficit)
           From January 1, 1999 through September 30, 2003 - Unaudited

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
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -    (73,221)   (73,221)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138) $(73,221)$3,224,025
=================================================================================================================================

 Shares issued for
 JEG acquisition                 24,000,000   (24,000)       -           - (3,576,000)        -           -          - (3,600,000)

 Net loss, September 30, 2003             -         -        -           -          -         -           -    (68,292)   (68,292)
---------------------------------------------------------------------------------------------------------------------------------
 Balance, September 30, 2003     24,511,858  $ 24,512        -      $    -$17,310,872       $ - $(17,638,138)$(141,513)$ (444,267)
=================================================================================================================================



















                See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               Nine Months        Nine Months        Three Months      Three Months
                                                                  Ended              Ended              Ended             Ended
                                                              September 30,      September 30,      September 30,     September 30,
                                                                   2003               2002               2003              2002
                                                             -----------------  -----------------  ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $        (68,292)  $       (112,750)  $              -  $       54,265
     Depreciation expense                                               4,700             92,560                  -          23,000
     (Increase)/Decrease in trade accounts receivable                 653,861           (513,528)                 -        (226,006)
     (Increase)/Decrease in prepaid expenses                           10,000                  -                  -               -
     (Increase)/Decrease in prepaid income taxes                            -             (6,000)                 -          (4,178)
     (Increase)/Decrease in deferred tax benefit                      122,254           (122,254)                 -        (122,254)
     (Increase)/Decrease in workers' comp. premium                     23,090            (22,808)                 -         (22,808)
     (Increase)/Decrease in workers' comp. deposit                    996,689         (1,316,162)                 -         287,267
     (Increase)/Decrease in workers' comp. claims                     214,174           (214,174)                 -        (134,254)
     (Increase)/Decrease in rent deposit                                5,625             (5,625)                 -               -
     (Increase)/Decrease in other deposits                              1,685             (1,685)                 -               -
     Increase/(Decrease) in accounts payable & accrued exp.          (141,063)           596,648                  -         (23,855)
     Increase/(Decrease) in accrued payroll & vacation                      -            (40,000)                 -               -
     Increase/(Decrease) in letter of credit                                -            (50,000)                 -         (50,000)
     Increase/(Decrease) in intercompany payable                            -                  -                  -         (50,000)
     Increase/(Decrease) in payroll taxes payable                    (185,876)           124,976                  -          50,332
     Increase/(Decrease) in employee benefits payable                 (33,573)            84,979                  -          90,286
     Increase/(Decrease) in security deposits                        (420,000)                 -                  -               -
     Increase/(Decrease) in short term notes for
                         workers' comp. dep                        (1,363,359)         1,465,931                  -            (665)
     Increase/(Decrease) in client workers' comp. deposits            (78,792)            98,379                  -          21,000
     Increase/(Decrease) in convertible notes                               -             25,000                  -               -
                                                             -----------------  -----------------  ----------------- ---------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (258,877)            83,487                  -        (107,870)

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                             91,895           (128,860)                 -          (8,751)
     Proceeds from disposal of property and equipment                       -              4,037                  -           3,871
     Intangible assets - net of accumulated amortization            3,733,906         (3,715,688)                 -           5,908
                                                             -----------------  -----------------  ----------------- ---------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            3,825,801         (3,840,511)                 -           1,028

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in due to officer                                             -             35,615                  -               -
     Proceeds from notes payable - stockholders                       (25,000)                 -                  -               -
     Proceeds from lines of credit                                   (187,114)           192,261                  -           1,893
     Proceeds from credit cards payables                              (36,281)            36,281                  -          (3,321)
     Disposition of subsidiary                                        (24,000)            24,000                  -               -
     Disposition of subsidiary                                     (3,576,000)         3,576,000                  -               -
                                                             -----------------  -----------------  ----------------- ---------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (3,848,395)         3,864,157                  -          (1,428)
                                                             -----------------  -----------------  ----------------- ---------------

    NET INCREASE (DECREASE) IN CASH                                  (281,471)           107,133                  -        (108,270)

    CASH AT BEGINNING OF PERIOD                                       281,471                  -                  -         215,403
                                                             -----------------  -----------------  ----------------- ---------------
    CASH AT END OF PERIOD                                    $              -   $        107,133   $              -  $      107,133
                                                             =================  =================  ================= ===============


                See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               Nine Months        Nine Months        Three Months      Three Months
                                                                  Ended              Ended              Ended             Ended
                                                              September 30,      September 30,      September 30,     September 30,
                                                                   2003               2002               2003              2002
                                                             -----------------  -----------------  ----------------- ---------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                $         26,777   $         61,262   $              -  $       20,916
                                                             -----------------  -----------------  ----------------- ---------------

Income taxes paid                                            $              -   $              -   $              -  $            -
                                                             -----------------  -----------------  ----------------- ---------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Stock issued for acquisition of subsidiary                   $              -   $      3,600,000   $              -  $            -
                                                             -----------------  -----------------  ----------------- ---------------

Stock issued for services                                    $              -   $              -   $              -  $            -
                                                             -----------------  -----------------  ----------------- ---------------




                 See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


NOTE 2.   ACCOUNTING POLICIES AND PROCEDURES (continued)

i. Net Loss per Share
---------------------

All presented data reflects the retroactive effect of the three-for-one stock split on February 25, 2000.

Since the period ended September 30, 2002, the per share data is based on the weighted average number of common equivalents shares outstanding and are calculated in accordance with the Financial Accounting Standards Board (FASB) No. 128 and Staff Accounting Bulletin of Securities and Exchange Commission
(SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculation for all periods in manner similar to a stock split, even if anti-dilutive.


NOTE 3.   PROPERTY & EQUIPMENT


                                                      As of September 30,
                                                             2003
                                                 ---------------------------

   Office Furniture & Equipment                          $ 408,980
   Leasehold  Improvements                                 238,227
                                                 ---------------------------
                                                         $ 647,207
   Accumulated Depreciation                               (336,912)
                                                 ---------------------------
   Property & Equipment - Net                            $ 310,295
                                                 ===========================

Depreciation expense totaled $4,700 for the nine months ended September 30, 2003.


NOTE 4.  INTANGIBLES

                                                      As of September 30,
                                                             2003
                                                 ---------------------------

         Goodwill                                        $ 207,500
         Intellectual Property                              20,000
                                                 ---------------------------
                                                         $ 227,500
         Accumulated Amortization                         (127,722)
                                                 ---------------------------
         Intangible Assets - Net                         $  99,778
                                                 ===========================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


NOTE 5.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leases computer equipment from unrelated parties under capitalized leases, which are secured by the related assets. The following is a schedule by year of future minimum lease payments required under capitalized leases together with the present value of the minimum lease payments as of September 30, 2003:


         Year ended December 31,
         2002                                           $   46,985
         2003                                               10,074
                                                  -------------------------
         Total minimum lease payments                       57,059
         Less amounts representing interest                 (2,993)
                                                  -------------------------
         Present value of minimum lease payments            54,066
         Less current portion                              (44,817)
                                                  =========================
                                                        $    9,249
                                                  =========================



NOTE 6.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,729,568. The net operating loss carryforwards will expire twenty years from the date the loss was incurred.

Temporary differences, which give, rise to deferred tax assets and liabilities at September 30, 2003 are as follows:


         Net operating loss carryfoward               $ 17,729,568
         Valuation allowance                           (17,729,568)
                                                  ------------------------

         Net deferred taxes                           $        - 0 -
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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


NOTE 7.  CAPITAL STOCK

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

During 2001 a total of 527,420 warrants were issued for services provided, 300,000 of which were exercised prior to December 31, 2001. On January 31, 2002 the Company issued 24,000,000 shares of its common stock for 100% of the common stock of Joint Employers Group which were subsequently returned and retired.

As of September 30, 2003 the Company had 24,511,858 shares of common stock outstanding.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


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

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25. Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options. The Company did not record any expense for the three months ended September 30, 2003. No additional options were issued for the nine months ended September 30, 2003.


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2003


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

CURRENT OVERVIEW

Vision Prevails: Through the Ages

Zeros & Ones' company mantra, "Vision Prevails," is not an empty catch phrase cooked up by a Madison Avenue ad agency or Wall Street stylists. It's a timeless true-to-life statement that affirms the trailblazing perseverant power of a piercing insight. It is just as much a commentary on history, no matter what the vantage point, as it is a guide post for the future.

Before going into the current overview of Q3 of 2003, as would be expected, I've decided to include a historical perspective not only on the company but the worldwide stage upon which the entire mission of the company, from its inception and forever after, is dedicated.

For those that have never understood why there are those who ardently believe Zeros & Ones to be an extraordinary company with a unique mission in the world, perhaps this will shed some light on the subject. For those that have always known it, you deserve this additional intimate perspective and validation for your ongoing support.

The transition from 1999 into the turn of the new millennium was a benchmark time for Zeros & Ones. At the time, it had already achieved its fifth year in business as a multi-million dollar enterprise with a completely unique mastery of technology and an intrinsic understanding of the interconnectedness of art and science. Having already been christened through two of the greatest innovations in computing, the development of the Microsoft Windows Operating System and the development of the commercial Internet, it hit the public markets during an age of great optimism with a bold unwavering message that was well ahead of its time and place. The message was that the emergence of "all things digital" would shatter barriers and radically alter the way people work, play, communicate, and engage in commerce. We predicted the explosion of broadband and claimed the Internet would change everything by ushering in new levels of interconnectedness.

As it set sails for its NEXT five years from then, it committed its resources to drawing the brightest minds money could buy to explore and fully flesh out the nuts and bolts involved in actually making convergence a reality. Not marketing hype that were part of the "irrational exuberance" of the age and not a get-rich-quick half-based dot.com scheme either - real bits and bytes, facts and figures, real production processes, true connections between the worlds of technology development and original entertainment; genuine renaissance thinking at a level we believe seen only by great inventors or great societies of the ages. But we would do it with a decidedly-capitalistic slant; harvesting those golden seedlings into bona fide money makers. It wouldn't happen over night, but if we committed ourselves to the mission over the long term, we could potentially cultivate ourselves into a world leader just as the handful of gems of American industry that changed the course of human history. Zeros & Ones committed itself to something the rest of the world completely undervalued and thereby gave us all the running room we'd need to achieve a decisive head start to be monetized as soon as the general market touched one of our many chords.

It was a vision that very few people could understand at the time, even internally, but with traditional revenue centers in place and an extremely healthy public market, the business would have more than enough fuel to carry out its work and lift the velvet curtain only when our masterwork was ready for even the simplest minds to completely grasp its value proposition. I remember being able to count in one hand the number of people on the planet that actually understood who, what, and why we knew we were different from every single other company in our field and what gave us the inside track on the future that we've always believed we've had. Those who have grasped the future potential of this business and its mission have consistently felt that it will mesmerize the world when the time is right. But in the ideology of the day and age, it hardly mattered. The stocks were soaring and the dollars were flowing even in the traditional circles and the then-simplistic views of what a front running Internet company looked like.

What would come next would put our "Vision Prevails" mantra to a true test of fire.

The dot-com meltdowns of mid-2001 led to a catastrophic wave of fear-based decision making in the worldwide markets following the silencing death knell of September 11th. In our observation, no company, from blue chip to pink sheet, was immune to the massive change in national sentiment caused by so much spilled blood from the loss of life both literal and figurative. The pendulum effect was devastating. Just when it looked like our country would begin to mend its wounds by investing in some of the tried-and-true "pillars of industry", an unprecedented disillusionment swept Wall Street as once-shining examples of American enterprise like Enron, MCI-Worldcomm, Global Crossing, Adelphia, Arthur-Andersen, and others came tumbling down in a torrent of apparent misdeeds and deception. Just when the wheels of U.S. commerce most needed a shot in the arm, what it got was a kick in the face.

During most of 2001 and all of 2002, it was decisively "un-hip" to be building the inner-workings of convergence. It seemed almost out-of-touch. Under the mire of new regulatory skepticism and a completely disenfranchised investing public, it seemed nearly impossible to ever recapture the imaginations of the world's leaders of enterprise.

But quietly during early 2003, something remarkable happened. As economic stimulus packages began to show their restorative effects, the Chairman of the FCC (Federal Communications Commission), Michael K. Powell, made a decision that history should eventually record with equal importance to the emergence of the commercial Internet and the Telecommunications Reform Act that were other notable birth-sparks of the information age. Ever since, the technology sector has been re-enlivened with new optimism and a desire to make up for lost time.

The change involved opening up the proposed IEEE 802.xx wireless broadband spectrum generally known as Wi-Fi to be free as the air that carries it. Unlike other forms of radio spectrum like television, radio, military, and cellular that were always highly-regulated by government-imposed barriers of entry, the walls around Wi-Fi and the like came crashing down. The U.S. had consistently lagged behind the rest of the world when it came to radio spectrum because of our nation's tendency to make the airwaves a challenging place to conduct commerce. We have the FCC, primarily, to thank for this rise from the ashes.

The more remarkable thing is that Powell and the FCC didn't stop there.

As you read this, history is being made. The special "Spectrum Policy Task Force" Powell assembled expressly for this purpose, has continued to systematically remove prior barriers and bureaucracy in their path; effectively dethroning the old regime and opening the airwaves to free enterprise for the first time in human history since Nikola Tesla - "The Father of Wireless", true inventor of radio, and inventor of all modern commercial and industrial applications of electricity - first recognized in 1904, nearly 100 years ago to-the-day that "through wireless it will one day be possible for a business man in New York to dictate instructions, and have them instantly appear in type at his office in London or elsewhere. He will be able to call up, from his desk, and talk to any telephone subscriber on the globe, without any change whatever in the equipment he is using. An inexpensive instrument, not much bigger than a watch, will enable its bearer to hear anywhere, on sea or land, music or song, the speech of a political leader, the address of an eminent man of science, or the sermon of an eloquent clergyman, delivered in some other place, however distant. In the same manner any picture, character, drawing, or print can be transferred from one to another place. Millions of such instruments can be operated. More important than all of this, however, will be the transmission of power, without wires, which will be shown on a scale large enough to carry conviction. These few indications will be sufficient to show that the wireless art offers greater possibilities than any invention or discovery heretofore made, and, if the conditions are favorable, we can expect with certitude that in the next few years wonders will be wrought by its application."

Zeros & Ones named ThunderCloud in homage to this remarkable visionary who forever changed the world with his inventions but never lived to see the day of his grand vision, which is happening NOW at this very moment, because of a virtually unnoticed history-making FCC deregulation and a conceptual dovetail between everything the convergence of the Internet with a "free-as-air" wireless spectrum has only just now triggered.

In our opinion, Zeros & Ones predicted and prepared for this dovetail years in advance and had zero hesitation to pounce on the opportunities it is now actively creating. It is our express mission to capitalize on our advanced awareness of these changes and expertise in understanding levels of complexity `behind the scenes' that we believe few in the world would know how to monetize as effectively.

Even last week (you read that correctly - it happened last Thursday), the FCC has continued to tear down the "Berlin-walls" of how wireless has worked in the past to make way for innovations in the market area for which ThunderCloud is expressly designed. The FCC opened up even more spectrum for unlicensed use, adding an additional 225 megahertz in the 5 gigahertz range specifically for wireless networking services. The agency also initiated a new proposal for measuring spectrum interference. According to the FCC, the additional available spectrum will allow continued growth in wireless broadband services, hot spot operators, and wireless internet service providers who wish to use unlicensed devices to provide a broadband access for rural and underserved areas.

"Wireless broadband is increasingly a reality in the marketplace... making more spectrum available for this important application will foster facilities-based broadband competition and significantly advance the public interest," FCC Chairman Michael K. Powell said. "Moreover, additional unlicensed spectrum was a key recommendation of the Spectrum Policy Task Force."

The task force's principle recommendations to the FCC include migrating from the current command-and-control model of spectrum regulation to market-oriented unlicensed device/commons models; implementing ways to increase access to spectrum in all dimensions for users of both unlicensed devices and licensed spectrum; and implementing a new model for interference protection - using modern technology instead of government bureaucracy.

A possible new way to quantify and manage interference among different services, termed "interference temperature", is a model that takes into account the actual cumulative radiofrequency (RF) energy from transmissions of spectrum-based devices and would set a maximum cap on the aggregate of these transmissions. To test the potential usefulness and applicability of this approach, the NPR seeks comment on various technical rules that would establish procedures and use the interference temperature model on a limited basis in the following two bands:
6525-6700 MHz and portions of the 12.75-13.25 GHz bands.

The FCC said the interference temperature approach may facilitate more intensive use of the radio spectrum, creating the opportunities for new services and improving the predictability of any interference to existing services. The ThunderCloud StormChaser subsystem will take favorable advantage of this progressive change.

The  Company  believes  its  technological   developments   represent  the  most
significant aspect of past, current, and future shareholder value.

Enacted by the Office of the Chairman in November of 2000 (announced exactly three years ago), the "Acres of Diamonds Initiative" has been a directive from Management to concentrate its energies on building technologies and rolling them out using the following four-part model for dissemination: 1) Invent/Acquire, 2) Develop/Evolve, 3) Patent/Protect, 4) License/Deploy/Spin-Off.

Dateline: November 2003.

The Company believes the conditions are now favorable to resume the mandate of the Acres of Diamonds Initiative and is combining it with Phase I of its Growth-through-Acquisition plan in preparation for what we expect to be a landmark new year.

ThunderCloud: A Progress Report

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

There are three key service layers that are part of the architecture of ThunderCloud. The Company is actively engaged in placing strategic partnerships and acquisitions with key parties for each of those three layers. Although the layers have consumer-friendly names, for the purposes of protecting the Company's proprietary technology, intellectual property, and pursuant to the Company's undertaking to obtain patents and other appropriate protections around ThunderCloud, the layers are referred to under the code names StormChaser, Gospic, and Wardenclyffe respectively.

Phase I of the Company's plan established a growth-through-acquisition strategy. The plan is being executed successfully. In particular, two corporations have been announced with signed Letter(s) of Intent already in place for both, for acquisition on a stock-for-stock basis. The corporations are presently unrelated parties to Zeros & Ones and its subsidiaries. The Company has already effectively re-captured all stock/equity previously committed or issued to Joint Employers Group as of the close of Q2 of this year, when the Company completed its initiative to return to its focus as a digital convergence-oriented strategic holding company. There are other yet-to-be-announced intended acquisitions also in the works.

Of the two already announced, one acquisition would put in place a full team of seasoned software and hardware developers geared to building out ThunderCloud's core components immediately. Another brings existing code base assets to accelerate development and adds to Wardenclyffe layer of ThunderCloud with a suite of powerful applications that are very well tuned to the wireless broadband market. By means of these acquisitions, the Company anticipates that it can use its apparent "running start" to best advantage and create deal flow to catch the enthusiasm already well underway surrounding wireless and Wi-Fi, in particular, around the world and in many segments including consumer, medical, homeland security, and others.

Definitive Agreement(s), already being drafted, will need to be finalized prior to officially completing the aforementioned acquisitions. The Company remains on track to complete those acquisitions within Q4 of this year as previously announced. Additional details will be disclosed when the acquisitions are completed. Furthermore, additional acquisitions designed to propel and advance ThunderCloud and related initiatives have also been targeted and are intended to take place soon. Planning and discussions are also well in the works on multiple fronts to that aim. The Company anticipates that it will be making other acquisitions and asset purchases within 2003 and 2004.

One of Zeros & Ones' acquisition targets (aside from those already mentioned above) has developed the specification for a wireless handheld device, presently called the One+, that would substantially accelerate the development and acceptance of the services developed under ThunderCloud connecting to both StormChaser and Gospic. It takes advantage of the need to aggregate multiple hot spots and give users a seamless and continuous environment as they move physically from one cloud to another.

If it is determined that acquisition is the best way to advance both projects, it may be combined or merged into Zeros & Ones. Such a transaction, if consummated, would be a related-party transaction because Robert J. Holtz (CEO of Zeros & Ones) has a substantial equity interest in that business as do other existing and future members of the Zeros & Ones executive staff. Both groups are actively considering the best way to orchestrate such a combination so that it benefits shareholders, investors, and related parties in such a manner that is appropriate.

There are a number of other technologies and mainstream companies beyond Wi-Fi that are part of the ThunderCloud project effort and design including BlueTooth wireless technology, Motorola MotoCoder, Sun's Wireless Java, Mesh Networks, and Microsoft XP Mobile. Aspects of ThunderCloud are architected to operate and add value to next-generation Microsoft .NET framework through Microsoft Corporation's "Project Longhorn" (particularly with it's Avalon and Indigo subsystems). This interconnection to part of the Zeros & Ones "Software as a Service Initiative", designed to migrate the Company's substantial technological initiatives to Microsoft's upcoming SOA (Service Oriented Architecture), will bring unique levels of features and services to the wireless market that are proprietary to ThunderCloud while riding on open standards to greatly ease market penetration for ThunderCloud and all of its constituent subsystems.

As part of the return to a technological  focus, the Company recently added Mark
M. Laisure to the Zeros & Ones Board of Directors. Since then, Mr. Laisure has been invited to join the operations of Zeros & Ones as President. Mr. Laisure reviewed his other obligations, other parties that would be potentially affected, other synergistic relationships that would be brought to the company as a result, and a number of other considerations to facilitate effectuating that action, and accepted the offer.

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

Mr. Laisure has held senior positions with UBSPaineWebber and Shields & Company (member NYSE), and he currently serves on the Board of Directors for Zeros & Ones, Logicstream, Milcom Technologies, Skycross and Consortio.

KEY INITIATIVES

Zeros & Ones' 2003-2004 Phase I acquisition strategy includes the purchase of specific target companies, each of which owns the rights to high-technology assets and/or intellectual property that map well to Zeros & Ones' unified vision of convergence.

The company has put in place a corporate communications infrastructure to provide ready access to news, information, and shareholder support. The new operation began functioning in June of 2003. Other new executive roles are being filled according to the Company's ongoing plan of reorganization. The new phone number for this service is 800-710-ONES. The number has special significance beyond the fact that it has restored this level of corporate communications. It was the Company's original phone number from 1994 to 1999. To many of the Company's earliest strategic partners and team members, the reinstatement of our first phone number has favorable symbolic significance.

A new corporate website will be unveiled when several key internal milestones are achieved; all of which is anticipated to be within several weeks.


LITIGATION

JEG and Zeros & Ones continue with one another as co-plaintiffs against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al), which failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered by Zeros & Ones and JEG jointly. Zeros & Ones and JEG have substantial claims against the referenced parties.

The Company was engaged in a strategy to release working capital in the form of cash and existing letters of credit by replacing an existing reserve already in place between Joint Employers Group and one of its insurance carriers. The insurance carrier agreed to complete this transaction, provided the replacement is secured through SWIFT by an institution that has been approved by the NAIC (National Association of Insurance Carriers). Lloyd Morgan Securities provided Zeros & Ones with a new Standby Letter of Credit in the amount of $2 million. Zeros & Ones provided instructions to directly draw funds on that $2 million instrument. Allied Boston Group et al failed to perform as specified in its agreement to provide funds. Zeros & Ones, Inc. initiated legal action against Allied Boston Group et al in SFSC Case No.: CGC-03-416904.

Zeros & Ones was victorious in obtaining an Order For Writ of Possession in Superior Court of the State of California earlier this month. The After-Hearing Findings state "Defendant Allied Boston Group, Inc., Allied Boston International, Inc. and Lal Bhatia shall transfer possession of the property described in item 3c [fee and collateral restricted stock] to the plaintiff. NOTICE TO DEFENDANT. Failure to comply with any order of the court to turn over possession of such property to the plaintiff may subject you to being held in contempt of court." They further state, "The written undertaking required by defendant for redelivery or to stay delivery shall be in the amount of $25,300,000.00." The Company can not make any assurances on the ability to collect those funds, particularly considering that party's past non-performance, however, it has and will continue to apply the maximum effort to obtain all that it is entitled to and vigorously defend its rights.

In addition to the Order For Writ of Possession, now in hand, and associated actions, the litigation initiated jointly by Zeros & Ones and former subsidiary Joint Employers Group (co-plaintiffs) against Allied Boston Group, Inc. et al (defendants) continues. The Company is seeking damages and other considerations which, if recovered, it intends to share equally with Joint Employers Group.

The recovery of equity from these parties (along with the existing recovery from the buy-back of JEG) was essential to structuring and completing the Company's pending and to-be-announced acquisitions. The Company is very pleased to have achieved this key milestone and expects to be victorious with its key claims.

In May 2002, the longstanding litigation between Paul Frank Industries, Inc. ("PFI") and Zeros & Ones, Inc. ("Z&O") came to a conclusion. Both parties agreed to resolve their claims against each other on mutually agreeable terms. Under the terms of the settlement, which is confidential, PFI has been making certain agreed payments over the course of 18 months, and after those payments have been completed, the parties have agreed that the entire lawsuit will be dismissed. Said term is about to end.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases was scheduled to be continued in October of 2003. Both plaintiff and defendant were present and appeared in court when the judge ordered an additional continuance to February of next year.

ZEROS & ONES TECHNOLOGIES, INC.

The Company believes its technological developments represent the most significant aspect of current and future shareholder value. To focus on those opportunities, Zeros & Ones Technologies, Inc. (ZOTI) was formed as a privately held subsidiary. On November 30, 2001, a dividend transaction representing 10% direct ownership by the public shareholders of record on September 24, 2001 of ZROS. Zeros & Ones, Inc., the publicly held parent company, owns the remaining 90%. Additional dividend(s) will be issued directly to public shareholders in the future.

ZOTI is being prepared for a future transaction anticipated during 2004. Shareholders of Record on September 24, 2001 are advised to confirm that they are in possession of documentation and/or certificates that confirm ownership of their shares in ZOTI.

LOOKING FORWARD

We believe vision does indeed prevail. To that end, we close with a remark from Mr. Tesla himself:

"It's all a wonderful thing. Wireless will come to mankind in its full meaning like a hurricane one of these days. Some day there will be... a world system connecting all the inhabitants on this earth to one another - not only by voice but by sight. It is surely coming." - Nikola Tesla, October 4, 1915.

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

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                              Exhibit 31.1
                              Exhibit 32.1

                         (b) Reports on Form 8-K filed  during the three  months
                    ended September 30, 2003. (incorporated by reference)

                              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2003


                  /s/Robert J. Holtz
                  -----------------------------------------------
                  Robert J. Holtz, Chairman of the Board,
                  Chief Executive Officer and Chief Financial Officer