Form 10KSB
period 2003-12-31
ZEROS & ONES INC
filed 2004-04-14
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR YEAR ENDED DECEMBER 31, 2003

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



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Zeros & Ones, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zeros & Ones, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/Armando C. Ibarra
----------------------------
Armando C. Ibarra, CPA-APC

April 14, 2004
Chula Vista, California

                    ZEROS & ONES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets




                                                                                    As of                    As of
                                                                                December 31,             December 31,
                                                                                    2003                     2002
                                                                              ------------------       ------------------


                                  ASSETS

      Current Assets
            Cash                                                                $        21,637        $         281,471
            Trade accounts receivable - net of allowance for doubtful accounts          147,736                  653,861
            Prepaid income taxes                                                          5,000                   10,000
            Deferred tax benefit                                                        122,254                  122,254
                                                                              ------------------       ------------------
      Total Current Assets                                                              296,627                1,067,586

      Property & Equipment - Net of Accumulated Depreciation &
          Amortization                                                                  417,708                  406,890

      Other Assets
            Intangible assets - net of accumulated amortization                       4,583,189                3,833,684
            Other assets                                                                226,019                  126,120
            Workers' comp. premium                                                       23,090                   23,090
            Workers' comp. deposit                                                    1,422,932                  996,689
            Workers' comp. claims                                                       214,174                  214,174
            Rent deposit                                                                  5,625                    5,625
            Other deposits                                                                1,685                    1,685
                                                                              ------------------       ------------------
      Total Other Assets                                                              6,476,714                5,201,067

                                                                              ------------------       ------------------

            TOTAL ASSETS                                                        $     7,191,049        $       6,675,543
                                                                              ==================       ==================









       See Auditors' Report and Notes to Consolidated Financial Statements

                    ZEROS & ONES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                  (continued)


                 LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)



                                                                                    As of                    As of
                                                                                December 31,             December 31,
                                                                                    2003                     2002
                                                                              ------------------       ------------------
      Current Liabilities
            Accounts payable and accrued expenses                               $       244,021        $         538,012
            Accrued payroll and vacation                                                      -                        -
            Payroll taxes payable                                                             -                  185,876
            Employee benefits payable                                                         -                   33,573
            Security deposits                                                                 -                  420,000
            Short term notes for workers' comp. deposits                                      -                1,363,359
            Convertible notes                                                            50,000                   25,000
            Lines of credit                                                                   -                  187,114
            Credit cards payable                                                              -                   36,281
            Deferred stock option compensation                                                -                  400,300
            Due to officer                                                              214,145                  129,145
            Current portion of obligations under capitalized leases                           -                   44,817
                                                                              ------------------       ------------------
      Total Current Liabilities                                                         508,166                3,363,477

      Long-Term Liabilities
            Client workers' comp. deposits                                                    -                   78,792
            Obligations under capitalized leases, less current maturities                     -                    9,249
                                                                              ------------------       ------------------

      Total Long-Term Liabilities                                                             -                   88,041
                                                                              ------------------       ------------------
      TOTAL LIABILITIES                                                                 508,166                3,451,518

      STOCKHOLDERS' EQUITY / (DEFICIT)
           Preferred stock, ($.001 par value, 2,000,000 shares authorized;
            none issued and outstanding)                                                      -                        -
           Common stock, ($.001 par value, 100,000,000 shares authorized;
           87,819,858 and 48,511,858 shares issued and outstanding as of
            December 31, 2003 and December 31, 2002, respectively)                       87,820                   48,512
           Paid-in capital                                                              190,000               20,886,872
           Accumulated deficit during development stage                             (17,638,138)             (17,638,138)
           Retained earnings / (deficit)                                               (257,827)                (257,827)
                                                                              ------------------       ------------------

      Total Stockholders' Equity / (Deficit)                                        (17,618,145)               3,039,419
                                                                              ------------------       ------------------
             TOTAL LIABILITIES &
                                  STOCKHOLDERS' EQUITY / (DEFICIT)              $   (17,109,979)       $       6,575,937
                                                                              ==================       ==================

       See Auditors' Report and Notes to Consolidated Financial Statements


                       ZEROS & ONES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                        Year Ended              Year Ended
                                                       December 31,            December 31,
                                                           2003                    2002
                                                     -----------------       -----------------



     Revenues                                        $      9,980,272        $     46,652,291
     Cost of sales                                         (9,646,053)            (44,533,259)
                                                     -----------------       -----------------

     Gross Profit                                             334,219               2,119,032

     Research & development expense                            75,000                       -
     General & administrative expenses                        490,769               2,239,162
                                                     -----------------       -----------------

     Total Expenses                                           565,769               2,239,162

     Other Income / (Expenses)

     Miscellaneous income                                           -                       -
     Finance charges                                          (21,285)                (63,028)
     Interest expense                                          (4,992)                (12,317)
                                                     -----------------       -----------------

     Total Other Income / (Expenses)                          (26,277)                (75,345)
                                                     -----------------       -----------------

     Net Income / (Loss) Before Taxes                        (257,827)               (195,475)

     Income Tax Benefit (Provision)                                 -                 122,254
                                                     -----------------       -----------------

     Net Income / (Loss)                                     (257,827)                (73,221)
                                                     =================       =================


     Basic earnings / (loss) per share               $          (0.01)       $          (0.00)
                                                     =================       =================

     Weighted average number of
       common shares outstanding                           48,511,858              40,511,858
                                                     =================       =================

       See Auditors' Report and Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                          From January 1, 1999 through December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
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
=================================================================================================================================

      See Auditors' Report and Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                  Statement of Changes in Stockholders' Equity / (Deficit) (cont'd)
                                          From January 1, 1999 through December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
                                                                          Capital   Stockholder   Development   (Deficit)
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -   (257,827)  (257,827)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138)$(257,827)$3,039,419
=================================================================================================================================
 Shares returned from JEG       (24,000,000)  (24,000)       -           -          -         -           -          -    (24,000)

 Shares issued for Allied
 Boston LOC Collateral           63,308,000    63,000        -           -          -         -           -          -     63,000

 Allocation of par value
 to additional paid in capital            -    50,000        -           -     50,000         -           -          -          -

 Net loss,  December 31, 2003             -         -        -           -          -         -           -          -          -
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2003     87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

      See Auditors' Report and Notes to Consolidated Financial Statements

              ZEROS & ONES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows


                                                                      Year Ended                Year Ended
                                                                     December 31,              December 31,
                                                                         2003                      2002
                                                                   -----------------         -----------------

   CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                                                   $       (257,827)         $       (257,827)
        Depreciation expense                                                  4,700                   108,638
        Stock issued for services                                                 -                         -
        Loss on abandonment of leasehold                                          -                         -
        Loss on retirement of property & equipment                                -                         -
        (Increase)/Decrease in trade accounts receivable                    506,125                   506,125
        (Increase)/Decrease in employee advances - related party                  -                         -
        (Increase)/Decrease in prepaid expenses                               5,000                     5,000
        (Increase)/Decrease in prepaid income taxes                               -                         -
        (Increase)/Decrease in deferred tax benefit                               -                         -
        (Increase)/Decrease in workers' comp. premium                             -                         -
        (Increase)/Decrease in workers' comp. deposit                      (426,243)                 (426,243)
        (Increase)/Decrease in workers' comp. claims                              -                         -
        (Increase)/Decrease in rent deposit                                       -                         -
        (Increase)/Decrease in other deposits                                     -                         -
        Increase/(Decrease) in accounts payable & accrued exp.               76,314                  (293,991)
        Increase/(Decrease) in accrued payroll & vacation                         -                         -
        Increase/(Decrease) in payroll taxes payable                        511,281                  (185,876)
        Increase/(Decrease) in employee benefits payable                    584,808                   (33,573)
        Increase/(Decrease) in security deposits                                  -                   420,000
        Increase/(Decrease) in short term notes for workers' comp. deposits (90,189)               (1,363,359)
        Increase/(Decrease) in convertible notes                                  -                    25,000
        Increase/(Decrease) in client workers' comp. deposits                     -                   (78,792)
        Increase/(Decrease) in deferred rent                                      -                         -
        Increase/(Decrease) in deferred stock compensation                 (400,300)                 (400,300)
        Increase/(Decrease) in unearned revenue                                   -                         -
                                                                   -----------------         -----------------
        Net cash provided / (used) by operating activities                  513,669                (1,975,198)

   CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of property and equipment                               (15,518)                 (137,715)
        Proceeds from disposal of property and equipment                          -                     4,037
        Intangible assets - net of accumulated amortization                (749,505)                 (749,505)
        Acquisition of intellectual property                                      -                         -
        Other assets                                                              -                         -
                                                                   -----------------         -----------------
        Net cash provided / (used) by investing activities                 (765,023)                 (883,183)

      See Auditors' Report and Notes to Consolidated Financial Statements

                                       8

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows, cont'd


                                                                      Year Ended                Year Ended
                                                                     December 31,              December 31,
                                                                         2003                      2002
                                                                   -----------------         -----------------
 CASH FLOWS FROM FINANCING ACTIVITIES

        Increase in due to officer                                           85,000                    93,530
        Payments on obligations under capitalized leases                    (24,775)                  (54,066)
        Proceeds from direct loans                                          190,000
        Proceeds from lines of credit                                             -                  (187,114)
        Proceeds from credit cards payables                                       -                   (36,281)
        Stock issued for acquisition of subsidiary                                -                 3,600,000
                                                                   -----------------         -----------------
        Net cash provided / (used) by financing activities                  250,225                 3,416,069
                                                                   -----------------         -----------------

       Net increase / (decrease) in cash                                 (2,608,156)                  557,688

       Cash at beginning of year                                                  -                 2,071,695
                                                                   -----------------         -----------------

       Cash at end of year                                         $         21,637          $      2,629,383
                                                                   =================         =================


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                                   $              -          $        (26,277)
                                                                   -----------------         -----------------

   Income taxes paid                                               $              -          $          5,600
                                                                   -----------------         -----------------

   SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

   Stock issued for acquisition of subsidiary                      $              -          $              -
                                                                   -----------------         -----------------

   Stock issued for services                                       $              -          $         66,868
                                                                   -----------------         -----------------

       See Auditors' Report and Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003


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


NOTE 3.  WORKERS' COMPENSATION DEPOSITS

The Company's subsidiary, JEG, was self-insured for workers' compensation purposes up to $75,000. The Company also carried third party insurance for claims above this threshold. This third party insurance policy required the Company to maintain $1,400,000 in deposits. To help fulfill this deposit requirement the Company had to borrow funds from third parties, these loans are reflected in the balance sheet as short-term notes.


NOTE 4.   PROPERTY & EQUIPMENT

Depreciation expense totaled $108,638 for the year ended December 31, 2003.


NOTE 5.  INTANGIBLES

                                                           As of December 31,
                                                                 2002
                                                    ----------------------------


         Goodwill                                             $ 1,940,911
         Intellectual Property                                     20,000
         Customer List                                          2,000,000
                                                    ----------------------------


         Accumulated Amortization                                (127,227)

                                                    ----------------------------

         Intangible Assets - Net                              $ 3,833,684
                                                    ============================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003



NOTE 6.  OBLIGATIONS UNDER CAPITALIZED LEASES

The Company leased computer equipment from unrelated parties under capitalized leases, which were secured by the related assets.



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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003

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

As of December 31, 2002 the Company had 48,511,858 shares of common stock outstanding. As of December 31, 2003 the Company had 87,819,858 shares of common stock outstanding. However, the Company has obtained a Writ of Possession in Superior Court of California entitling it to possession of 63,308,000 - shares to be returned and subsequently cancelled by the Company.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003


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

NOTE 11.  LITIGATION

The Company is plaintiff against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al), which failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered by Zeros & Ones and JEG jointly. The Company obtained an Order For Writ of Possession in Superior Court of the State of California for return of all collateral shares issued. The Company seeks further damages against defendant Allied Boston et al.

In May 2002, the longstanding litigation between Paul Frank Industries, Inc. ("PFI") and Zeros & Ones, Inc. ("Z&O") came to a conclusion. Both parties agreed to resolve their claims against each other on mutually agreeable terms. Under the terms of the settlement, which is confidential, PFI has been making certain agreed payments over the course of 18 months, and after those payments have been completed, the parties have agreed that the entire lawsuit will be dismissed. This has now occurred.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases was scheduled to be continued in October of 2003.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003

Both plaintiff and defendant were present and appeared in court when the judge ordered an additional continuance to February of 2004. Since, the matter has been again extended to June of 2004.

NOTE 12.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. Management is currently seeking additional capital through a variety of initiatives.


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

ZROS is a development stage company that has incurred operating losses since inception. There is no assurance that the Company's research and development projects will result in commercially successful products or services, or whether patents will be granted for any of them. There is no assurance that the Company will ever be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding  warrants  and  stock  options,  and  other  risks  inherent  in the
Company's businesses. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. ZROS cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that ZROS or persons acting on its behalf may issue. ZROS does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events. CURRENT OVERVIEW

OUR TENTH YEAR:  Remembering the Future

2003 can best be described as the year that Zeros & Ones returned to its core business and reactivated the inroads it had established particularly in 1998, 1999, and 2000. The tech market "awakened from its slumber" and re-energized the Company, particularly in the area of wireless and its flagship technology initiative ThunderCloud. This also involved reactivating a core management team that is dedicated to the tasks associated with a world class technology and entertainment developer.

In the sections that follow, we will describe the new management team and detail some of the associated steps involved in taking everything to the next level. First, an overview of Zeros & Ones for those who are new to the company:


THIS IS ZEROS & ONES: An Overview

Founded in 1994, Zeros & Ones has played a meaningful role in shaping some of the most important trends in computing and entertainment over the past decade. We are deeply passionate about the profound impact technology has on the way people live, learn, play, transact, and communicate.

That vision grows in depth and relevance as we continue to set our sights on the road ahead. Zeros & Ones is one of the pioneers of the worldwide "digital convergence movement". Fueled by recent advances in wireless broadband, the company's relentless pursuits have initiated a tidal wave of new activity around its expanding core technology holdings and privileged access to the marketplace. This includes a number of existing and upcoming strategic acquisitions and an expansion of its management team.

Publicly-held (OTC-BB: ZROS) since 1999, Zeros & Ones has made over 10 acquisitions and developed or obtained outright ownership of over 75 inventions in the areas of wireless interoperability, digital payload delivery, video compression, interactive television, videoconferencing, stereoscopic 3D, and electronic commerce.

Even during the sweeping economic downturn across the tech sector surrounding the September 11th tragedy, although the company was impacted along with the rest of the world, it has weathered the storm and made it through to being a key player in an industry-wide resurgence. As a result, the company has a strong set of advocates and has earned a trusted role with many strategic partners and shareholders at a level it might never have earned otherwise. This is quintessential to the company's returned focus on its core mission.

Additionally, the company is now uniquely-positioned to take advantage of new opportunities caused by the recovery from the downturn - significant reduction in competition, substantial lowering of implementation costs, a more readily-available and affordable work force, and acquirable technologies that are a good match for the company's unique expertise, access, and public-vehicle which includes a multi-million dollar tax loss carry-forward. As a result, many have expressed that they believe this to be a very favorable entry point.

Today, the company is emerging as a prominent figure in wireless by bringing order, openness, and interoperability to an otherwise fragmented mobile world. That's a core concept behind the commercial and industrial ramifications of convergence - monetizing constant access to the network and delivering value attractors to the network.

This trend has such potential to our lines of business that the company has launched a long term cross-subsidiary product and service initiative called ThunderCloud to deploy it to the world with maximum firepower.

In parallel to this, the company is making a number of strategic acquisitions designed to give Zeros & Ones penetration in several key markets that will unify as drivers to future growth, presence, and revenues. Over the medium-term, the company seeks to strengthen our new holdings, provide capital to expand inter-company objectives, retain key talent, and better protect our essential holdings. There are a number of existing mechanisms in place to achieve this secondary level of capitalization that will accelerate as we achieve the short term aims. Along those lines, the company has retained the services of investment banking and financial advisory professionals.

The company's acquisitions are also expected to accelerate and fortify our long term aims with ThunderCloud. This is achieved because the architecture of ThunderCloud includes a number of elements and mechanisms that the company was able to negotiate to acquire rather than need to build them from scratch. The value proposition to the customer will come from the built-in integration between these products and services.

ThunderCloud will integrate, interoperate, and add value in the form of "convergence capabilities" to the burgeoning wireless broadband market. It acts as "glue" between key inflection-points of how wireless works today and will work in the future. ThunderCloud provides a suite of related technologies and services, including a wireless revenue share and payment acceptance mechanism, connecting points to empower proximity-based advertising, mapping, and commerce applications, integrated video conferencing services, secure content distribution, and new levels of compatibility for handheld wireless devices for an "information - anywhere, anytime" experience.

Although the company's existing and upcoming holdings have the potential ability to become self-supporting and commercialized without dependency on the overarching ThunderCloud initiative, we believe that this level of integration and ease-of-use will be very compelling not only to consumers of our particular product/service offerings but to the entire wireless space in general. It is this role as a master integrator that we believe provides the strongest position for the company over the long term. It will build on the company's legacy as a strategic partner to the most important companies in the world and lower the barriers to make technology useable by the largest number of paying customers possible.

Among them, Rocketstream, also has short and medium term revenue centers in the works. RocketStream's product and service offerings consist of a layered suite of technologies, software development kits, front-end encoding and back-end server solutions, specifically designed to deliver high quality video, synchronized audio, voice over IP, text, and custom digital payloads over computer networks in real-time.

RocketStream's high speed real-time live video streaming is ideally suited for group-based interactive sessions, interactive reality television programming, internet-based distance learning, multi-player gaming systems, and multi-point to multi-point video conferencing applications. In a wireless world, the opportunities for fast high quality video increase in value by leaps and bounds. The companies wish to capture those opportunities.

RocketStream is currently in discussions with major industry players to identify and deliver integrated solutions in various markets. RocketStream also has a hardware platform that uniquely addresses issues in relaying real-time video for surveillance and homeland security projects.

There are a myriad of features, products, and services associated with ThunderCloud. As one example, the popularity of camera-enabled cellular phones and the rampant adoption of "Push-To-Talk" features foreshadow a massive opportunity for "Push-To-View" rapid videophone-type interactions between users. RocketStream and ThunderCloud in concert with one another gives us a meaningful running start to bring those kinds of solutions to market and create the "killer app" attractors that will expand the wireless markets - all the while putting Zeros & Ones at the center of the value chain.


THE NEW MANAGEMENT TEAM: Meet the Family

2003 brought a number of new participants into the mix that each brought their own direct and strategic relationships to help advance the company's vision - top among them, Mark M. Laisure, who also develops a number of other presently-unrelated businesses, several with CEO Robert J. Holtz. Laisure officially joined the company; first, as a board member and ultimately as its President and Vice Chairman of Zeros & Ones. He also serves as a full voting member on the Board of Directors.

Since transitioning to his role as an officer of the Company, Mr. Laisure connected his vast network of relationships and has worked hand-in-hand with Mr. Holtz in rapidly re-establishing Zeros & Ones' role as a key player in the convergence marketplace. He has fully immersed himself in the vision established by Mr. Holtz and is actively contributing his own insights, inroads, resources, and relationships to help advance the business. It has been no small undertaking understanding the Company's ten year history and obtaining an insider's view of exactly where each of our technological developments are with respect to their uniqueness, value proposition, and readiness for market. Mr. Laisure now presides over operations, funding initiatives, and team building between the various working groups currently in place and in development. He does so with the assistance of Jason Simpson, who joins the Company by way of his involvement with FairFirst Ventures, of which both Laisure and Holtz are principals and Laisure is the Founder.

Mr. Holtz, in his capacity with Zeros & Ones and through the acquisition-in-process of the assets of BIONIC Media, Inc., is the original inventor of ThunderCloud. As the team continues to grow, others are contributing to the sum totality of the ThunderCloud offering and the overall vision. He continues as CEO and Chairman. He also serves as a full voting member of the Board of Directors. His primary role is in setting a technological and artistic vision for the Company's initiatives, maintaining strategic relationships, negotiating key deals, and executing public market-related functions. He takes a hands-on role with ThunderCloud and its related efforts.

Scott Fairbairn has become CTO of Zeros & Ones by way of his capacities in Breakthrough Technologies and Rocketstream, Inc., each of which is an acquisition-in-process that is already operating based on an acquisition agreement in place as of Q4 of 2003. He is primarily aided by Frederic Fouassier who heads off business development efforts across the businesses (including the corporate parent).

Allen Crawford is active as a special advisor to both Holtz and Laisure. His primary focus is on acquisition strategies, development planning, business affairs, and key legal matters. Mr. Crawford is also to provide business development and creative services to a specific soon-to-be-announced endeavor in the entertainment sector.

The Company maintains relationships with key outside advisors and consultants including investor relations, financial advisory, securities counsel, litigation attorneys, and other essential services. Most of these relationships have been in place assisting the company at various levels for several years now. Several have been at the company's side since its inception.

The Company has a set of new high-caliber industry advisors which at this time remain confidential. The Company anticipates that the confidentiality of these advisors will be lifted in the future as products and services associated with their involvement are expected to be unveiled and in accordance with individual advisor-specific arrangements.

Several of the Company's new industry advisors will become members of the Advisory Board and one may be invited to a seat on the Board as a voting member. George A. Filippides has been removed from the board. The Company is informed that Mr. Filippides is pursuing other interests in a different industry. As the Company has now returned to a technological focus, considerations are being made in reviewing opportunities with former board members and new advisors. The new management team is reviewing these considerations and meeting with various candidates for a potential role serving the Board. The Company will make such addition(s) when and if deemed appropriate.

Many synergies exist between Zeros & Ones and companies that are affiliated with Holtz and/or Laisure. In a number of instances, such companies are already actively engaged in developing inroads and opportunities for Zeros & Ones and its acquisitions-in-process.

The Company is also actively seeking strategic partnerships, to add to its extensive group of strategic relationships. Recently, the Company announced it had formed a strategic alliance with Typhoon Entertainment - a multi-faceted, content-driven, Emmy-award winning entertainment company with operations focused in three areas: motion pictures, television and direct response television. Typhoon is a key participant in a soon-to-be-announced joint endeavor with Zeros & Ones in the entertainment arena for which Typhoon has granted Zeros & Ones a number of revenue-oriented exclusive commitments.

Finally, the Company is developing OEM and Private Label relationships to round-out the ThunderCloud offering with existing ready-to-go products. The objective is to have a product line ready for markets and contracts within 2004. The primary focus of these efforts is in the area of wireless, ad hoc networking, and payment processing.

A new corporate website for the company will be unveiled in May of 2004 when the Company anticipates several key internal milestones will be achieved.

LITIGATION: Clearing the Runway for Take-Off

The Company's litigation efforts, in our opinion, are going favorably.

We are in the midst of an important process in our legal action against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al).

The group failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered jointly by Zeros & Ones and Joint Employers Group ("JEG"), a former wholly-owned subsidiary which was bought-back with the return to the Company of 24,000,000 shares of common stock.

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

This litigation is EXTREMELY important because it involves recovering Restricted 144-class stock (with restrictive legend in place) which were pledged as temporary collateral amounting to 63,308,000 shares. The Transfer Agent has already accepted an instruction to freeze those shares and Zeros & Ones HAS a valid Superior Court Writ of Possession Order which authorizes the Company to take possession of all certificates representing that collateral. Due to the multiple layers of restrictions on those representative certificates, the Superior Court order, and the freezing at the level of Company's transfer agent, we are confident that this matter does not pose any direct threat to the Company's market. Counsel for the Company's transfer agent is seriously reviewing the rights the Company may have to directly cancel these shares considering the legal progress already in hand.

The Company prefers to reclaim this equity prior to finalizing the acquisitions-in-process in order to give shareholders a net improvement in shareholder equity when all of the existing acquisitions-in-process are officially completed. There is almost daily progress on this effort and the Company anticipates that it will achieve its aims presumably prior to the next scheduled filing date. In such an expected event, the Company will be reporting its recapturing of this equity in the form of an 8-K filing.

In addition to the Order For Writ of Possession, now in hand, and associated actions, the litigation initiated jointly by Zeros & Ones and former subsidiary Joint Employers Group (co-plaintiffs) against Allied Boston Group, Inc. et al (defendants) continues. The Company is seeking damages and other considerations which, if recovered, it had intended to share equally with Joint Employers Group ("JEG").

That said, in October of 2003, JEG defaulted on an agreement with Zeros & Ones related to the wrapping up of business between the Company and its former subsidiary. In the event of such default, Zeros & Ones is entitled to the full damages and other considerations which may result from the lawsuit it initiated against Allied Boston Group et al. The principals of JEG have been notified and have amicably confirmed to the enforceability of this right. The companies remain on friendly terms and the principals understand the Company's need to vigorously enforce our rights and protect shareholder value.

In May 2002, the longstanding litigation between Paul Frank Industries, Inc. ("PFI") and Zeros & Ones, Inc. ("Z&O") came to a conclusion. Both parties agreed to resolve their claims against each other on mutually agreeable terms. Under the terms of the settlement, which is confidential, PFI made payments over the course of 18 months, and after those payments were completed, the parties agreed that the entire lawsuit was dismissed.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases was scheduled to be continued in October of 2003. Both plaintiff and defendant were present and appeared in court when the judge ordered an additional continuance to February of 2003. Since then, an additional continuance has been put in place. The parties are presently scheduled to meet with an arbitrator in June of 2004.


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


THUNDERCLOUD:  Every Cloud's Silver-Lining

We have mentioned a number of times that while Wi-Fi is a huge catalyst for the interest and viability of ThunderCloud, its intrinsic value stems from the fact that it goes well beyond Wi-Fi in its picture of what Wireless looks like. In fact, it is this philosophy that is why ThunderCloud presents such organizing potential to the world.

There are a number of other technologies and mainstream companies beyond Wi-Fi that are part of the ThunderCloud project effort and design including BlueTooth wireless technology, Motorola MotoCoder, Sun's Wireless Java, Mesh Networks (MEA
- Mesh Enabled Architecture), and Microsoft XP Mobile.

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

ThunderCloud will support Mesh-Enabled Architecture (MEA). MEA's infrastructure meshing creates a robust and scalable network, while client meshing enables end users to instantly form a broadband wireless network among themselves - with or without the inclusion of an overarching network infrastructure such as a Wi-Fi hotspot.

In fact, MeshNetworks Multi-Hopping technology can turn every client device into a router/repeater. As users join the network they improve network coverage and increase network throughput. MEA networking is unique in that it supports Continuous Mesh routing. That is, it supports simultaneous operation of infrastructure and client meshing while it also allows clients to move seamlessly between infrastructure-based and client-based peer-to-peer networks.

This model provides are "ready now" method of delivering the Cloud-to-Cloud connectivity at the StormChaser layer of ThunderCloud. Self-forming, self-healing routing intelligence distributes clients between Access Points, eliminating bottlenecks and improving overall network performance. MEA technology also improves network robustness, as clients can hop to alternate Access Points if their current Access Point is congested or fails. It also lets clients form large, ad hoc peer-to-peer networks anywhere, anytime. Peer-to-peer networking reduces the demand on network Access Points, freeing up capacity for other users. All these capabilities create low-cost, seamless and simple to deploy wireless PAN, LAN or WAN solutions.

ThunderCloud will support RFID (Radio Frequency Identification). A technology that uses tiny paper-thin microchips attached to an equally tiny antenna - the chip and antenna together are called an RFID transponder or TrackTag. They use radio waves to automatically identify items without needing to make physical contact with the item. In addition, readers can detect and collect data from multiple tags virtually at once. The reader sends out electromagnetic waves that form a magnetic field when they "couple" with the antenna on the RFID tag. A passive RFID tag draws power from this magnetic field and uses it to power the microchip's circuits. The chip then modulates the waves that the tag sends back to the reader and the reader converts the new waves into digital data. Mr. Holtz is a senior advisor to a major RFID provider in the shipping and logistics industry.

VISION PREVAILS

Everything wireless - Wi-Fi, Cellular, Mesh MEA, RFID, TrackTag, Ultra-Wideband, Bluetooth wireless technology, and even IrDA - will be unified by ThunderCloud. It will embrace and extend all prevailing wireless standards. It will create a unifying ubiquitous application and service platform for a world without wires.

As the company continues to secure key partners, strategic acquisition targets, and world class talent, it is solidifying into a well-engineered team of exceptional people with the direction and prowess to carry out this vision in a manner we believe no one else can. The team is gelling and the passion is growing. We are committed to getting the job done.

"It's all a wonderful thing. Wireless will come to mankind in its full meaning like a hurricane one of these days. Some day there will be...a world system connecting all the inhabitants on this earth to one another - not only by voice but by sight. It is surely coming." -Nikola Tesla, October 4, 1915.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  Date: April 14, 2004           By:/s/Robert J. Holtz
                                                 ---------------------------
                                                 Robert J. Holtz
                                                 Chairman of the Board,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer