Form 10QSB
period 2004-03-31
ZEROS & ONES INC
filed 2004-05-20
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2004

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
 OPERATIONS AND FINANCIAL CONDITION...........................................20

OTHER INFORMATION.............................................................27

SIGNATURES....................................................................30

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


               ZEROS & ONES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

--------------------------------------------------------------------------------


                                                                            As of                    As of
                                                                          March 31,                March 31,
                                                                            2004                     2003
                                                                      ------------------       ------------------
                                                                         (Unaudited)               (Audited)

                              ASSETS

      Current Assets
            Cash                                                      $           8,443        $         602,052
            Trade accounts receivable - net of
                allowance for doubtful accounts                                       -                  147,736
            Prepaid income taxes                                                      -                    5,000
            Deferred tax benefit                                                      -                  122,254

                                                                      ------------------       ------------------

      Total Current Assets                                                        8,443                  877,042

      Property & Equipment - Net of Accumulated Depreciation &
          Amortization                                                          412,708                  417,708

      Other Assets
            Intangible assets - net of accumulated amortization               4,933,189                3,833,189
            Other assets                                                        121,120                  126,120
            Workers' comp. premium                                                    -                   23,090
            Workers' comp. deposit                                                    -                1,422,932
            Workers' comp. claims                                                     -                  214,174
            Rent deposit                                                              -                    5,625
            Other deposits                                                       30,000                    1,685
                                                                      ------------------       ------------------
      Total Other Assets                                                      5,084,309                5,626,815

                                                                      ------------------       ------------------

            TOTAL ASSETS                                              $       5,505,460        $       6,921,565
                                                                      ==================       ==================



                 See Notes to Consolidated Financial Statements


               ZEROS & ONES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

--------------------------------------------------------------------------------


                                                                            As of                    As of
                                                                          March 31,                March 31,
                                                                            2004                     2003
                                                                      ------------------       ------------------
                                                                         (Unaudited)               (Audited)

                LIABILITIES & STOCKHOLDERS' EQUITY


      Current Liabilities
            Accounts payable and accrued expenses                     $         244,021        $         614,326
            Payroll taxes payable                                                     -                  697,157
            Employee benefits payable                                                 -                  618,381
            Security deposits                                                         -                  420,000
            Short term notes for workers' comp. deposits                              -                1,273,170
            Convertible notes                                                   180,000                   25,000
            Lines of credit                                                           -                  183,011
            Credit cards payable                                                      -                   36,281
            Deferred stock option compensation                                        -                        -
            Due to officer                                                      214,145                        -
            Current portion of obligations under capitalized leases                   -                        -

                                                                      ------------------       ------------------
      Total Current Liabilities                                                 638,166                3,867,326

      Long-Term Liabilities
            Client workers' comp. deposits                                            -                   78,792
            Obligations under capitalized leases, less current maturities             -                    9,249

                                                                      ------------------       ------------------

      Total Long-Term Liabilities                                                     -                   88,041
                                                                      ------------------       ------------------

      TOTAL LIABILITIES                                                         638,166                3,955,367

      STOCKHOLDERS' EQUITY
           Preferred stock, ($.001 par value, 2,000,000 shares authorized;
            none issued and outstanding)                                              -                        -
           Common stock, ($.001 par value, 100,000,000 shares authorized;
           87,819,858 shares issued and outstanding as of
            December 31, 2003 and March 31, 2004.)                               87,820                   48,512
           Paid-in capital                                                   20,916,872               20,886,872
           Accumulated deficit during development stage                     (17,638,138)             (17,638,138)
           Retained earnings / (deficit)                                       (257,827)                (257,827)
                                                                      ------------------       ------------------

      Total Stockholders' Equity                                              3,108,727                3,039,419
                                                                      ------------------       ------------------
             TOTAL LIABILITIES &
                                   STOCKHOLDERS' EQUITY               $       3,746,893        $       6,994,786
                                                                      ==================       ==================

                 See Notes to Consolidated Financial Statements


            ZEROS & ONES, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations

--------------------------------------------------------------------------------



                                                                Three Months            Three Months
                                                                   Ended                   Ended
                                                                 March 31,               March 31,
                                                                    2004                    2003
                                                              -----------------       -----------------
                                                                (Unaudited)              (Audited)



     Revenues                                                 $              -        $      9,905,272
     Cost of sales                                                           -              (9,646,053)
                                                              -----------------       -----------------
     Gross Profit                                                            -                 259,219

     General & administrative expenses                                  38,194                 490,769

                                                              -----------------       -----------------
     Total Expenses                                                     38,194                 490,769

     Other Income / (Expenses)

     Finance charges                                                         -                 (21,285)
     Interest expense                                                        -                  (4,992)
                                                              -----------------       -----------------
     Total Other Income / (Expenses)                                         -                 (26,277)

                                                              -----------------       -----------------

     Net Income / (Loss) Before Taxes                                  (38,194)               (257,827)

     Income Tax Benefit (Provision)                                          -                       -
                                                              -----------------       -----------------
     Net Income / (Loss)                                               (38,194)               (257,827)
                                                              =================       =================

     Basic earnings / (loss) per share                        $          (0.00)       $          (0.01)
                                                              =================       =================

     Weighted average number of
       common shares outstanding                                    78,127,474              46,539,255
                                                              =================       =================

                 See Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                            From January 1, 1999 through March 31, 2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
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
=================================================================================================================================

                 See Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                  Statement of Changes in Stockholders' Equity / (Deficit) (cont'd)
                                            From January 1, 1999 through March 31, 2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
                                                                          Capital   Stockholder   Development   (Deficit)
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -   (257,827)  (257,827)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138)$(257,827)$3,039,419
=================================================================================================================================
 Shares returned from JEG       (24,000,000)  (24,000)       -           -          -         -           -          -    (24,000)

 Shares issued for Allied
 Boston LOC Collateral           63,308,000    63,000        -           -          -         -           -          -     63,000

 Allocation of par value
 to additional paid in capital            -    50,000        -           -     50,000         -           -          -          -

 Net loss,  December 31, 2003             -         -        -           -          -         -           -          -          -
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2003     87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

Balance,  March 31, 2004         87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================
















                 See Notes to Consolidated Financial Statements



              ZEROS & ONES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                     Three Months              Three Months
                                                                        Ended                     Ended
                                                                      March 31,                 March 31,
                                                                         2004                      2003
                                                                   -----------------         -----------------
                                                                     (Unaudited)                (Audited)

   CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                                                   $        (38,194)         $       (257,827)
        Depreciation expense                                                      -                     4,700
        (Increase)/Decrease in trade accounts receivable                          -                   506,125
        (Increase)/Decrease in prepaid expenses                                   -                     5,000
        (Increase)/Decrease in prepaid income taxes                               -                         -
        (Increase)/Decrease in workers' comp. deposit                             -                  (426,243)
        (Increase)/Decrease in workers' comp. claims                              -                         -
        (Increase)/Decrease in rent deposit                                       -                         -
        (Increase)/Decrease in other deposits                                     -                         -
        Increase/(Decrease) in accounts payable & accrued exp.                    -                    76,314
        Increase/(Decrease) in accrued payroll & vacation                         -                         -
        Increase/(Decrease) in payroll checks accrued                             -                         -
        Increase/(Decrease) in payroll taxes payable                              -                   511,281
        Increase/(Decrease) in employee benefits payable                          -                   584,808
        Increase/(Decrease) in short term notes for workers' comp. deposits       -                   (90,189)
        Increase/(Decrease) in client workers' comp. deposits                     -                         -
        Increase/(Decrease) in deferred stock compensation                        -                  (400,300)

                                                                   -----------------         -----------------

        Net cash provided / (used) by operating activities                  (38,194)                  513,669

   CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of property and equipment                                     -                   (15,518)
        Intangible assets - net of accumulated amortization                       -                       495
                                                                   -----------------         -----------------

        Net cash provided / (used) by investing activities                        -                   (15,023)

   CASH FLOWS FROM FINANCING ACTIVITIES

        Increase in due to officer                                                -                  (129,145)
        Payments on obligations under capitalized leases                          -                   (44,817)
        Proceeds from notes payable - stockholders                                -                         -
        Proceeds from lines of credit                                             -                    (4,103)
        Proceeds from credit cards payables                                       -                         -
        Stock issued for acquisition of subsidiary                                -                         -
                                                                   -----------------         -----------------

        Net cash provided / (used) by financing activities                        0                  (178,065)
                                                                   -----------------         -----------------

       Net increase / (decrease) in cash                                    (38,194)                  320,581

       Cash at beginning of period                                           16,637                   281,471
                                                                   -----------------         -----------------

       Cash at end of period                                       $          8,443          $        602,052
                                                                   =================         =================

               See Notes to Consolidated Financial Statements



              ZEROS & ONES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                     Three Months              Three Months
                                                                        Ended                     Ended
                                                                      March 31,                 March 31,
                                                                         2004                      2003
                                                                   -----------------         -----------------
                                                                     (Unaudited)                (Audited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                  $                -        $           20,161
                                                                 -----------------         -----------------

Income taxes paid                                              $                -        $                -
                                                                 -----------------         -----------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Stock issued for acquisition of subsidiary                     $                -        $        3,600,000
                                                                 -----------------         -----------------

Stock issued for services                                      $                -        $                -
                                                                 -----------------         -----------------






















              See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004


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

c.   Revenue Recognition

The Company has generally recognized sales under fixed-price-type contracts as deliveries are made or at the completion of contractual billing milestones that equate to the completion of a specific component of the contract. During this period, the company was engaged in returning to its technology focus, out of the PEO line of business, and into its role as a master integrator and holding company. Consequently, the parent did not recognize any revenue during the first quarter of 2004.


d.   Principles of Consolidation

The consolidated financial statements include the accounts of its wholly owned subsidiaries of Quantum Arts, Inc., EKO Corporation, Pillar West Entertainment, Inc. (PWE), Polygonal Research Corporation, KidVision, Inc. and Wood Ranch Technology Group, Inc., and Joint Employers Group. All significant intercompany transactions and balances have been eliminated.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004


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


NOTE 4.   PROPERTY & EQUIPMENT

                                                          As of March 31,
                                                              2003
                                                    ---------------------------

               Computer Equipment                                   $  82,138
               Office Furniture & Fixtures                            503,753
               Time Clocks                                              9,924
               Software-Internal Use                                   46,992
               Leasehold  Improvements                                238,227
                                                    ----------------------------
                                                                      881,034
               Accumulated Depreciation                              (463,326)
                                                    ----------------------------

               Property & Equipment - Net                             417,708
                                                    ============================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004



NOTE 4.   PROPERTY & EQUIPMENT (continued)


     Depreciation expense totaled $4,700 for the three months ended March 31, 2003.


NOTE 5.  INTANGIBLES

                                                          As of March 31,
                                                              2003
                                                   ----------------------------


         Goodwill                                                   $ 1,940,911
         Intellectual Property                                           20,000
         Customer List                                                2,000,000
                                                   ----------------------------
                                                                    $ 3,960,911
         Accumulated Amortization                                      (127,722)
                                                   ----------------------------

         Intangible Assets - Net                                    $ 3,833,189
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
                                                       =========================

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004


NOTE 7.   OBLIGATIONS UNDER PROPERTY LEASE

         The Company's subsidiary during 2003, JEG, entered into a lease agreement with a non-related party to occupy office space on 12070 Telegraph Road, Suite 100, Santa Fe Springs, Ca. The commencement date was May 1, 1999 with an original term of three years and one three-year option, which JEG exercised. As of April 2003, JEG is no longer part of the Company.



NOTE 8.   INCOME TAXES

For federal income tax purposes, the Company has available a net operating loss carryforward of approximately $17,969,186. The net operating loss carryforwards will expire twenty years from the date the loss was incurred.

Temporary differences, which give, rise to deferred tax assets and liabilities at March 31, 2004 are as follows:


         Net operating loss carryfoward                       $ 17,969,186
         Valuation allowance                                   (17,969,186)
                                                      --------------------------

         Net deferred taxes                                   $        - 0 -
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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004

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

As of March 31, 2004 the Company had 87,819,858 shares of common stock outstanding.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004
NOTE 10.  STOCK OPTIONS

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

As part of the Company's acquisitions-in-process, operating agreements make allowances for executive-level participation in the Company stock option plan pursuant to and in compliance with the Plan.

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004


During 2003, the Company initiated a legal action against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al). The group failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered jointly by Zeros & Ones and Joint Employers Group ("JEG"), a former wholly-owned subsidiary which was bought-back with the return to the Company of 24,000,000 shares of common stock.

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

Zeros & Ones was victorious in obtaining an Order For Writ of Possession in Superior Court of the State of California concerning Restricted 144-class stock (with restrictive legend in place) which were pledged as temporary collateral amounting in the amount of 63,308,000 shares. The Company expects to recover this equity prior to finalizing the acquisitions-in-process in order to give shareholders a net improvement in shareholder equity when all of the existing acquisitions-in-process are officially completed.


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              As of March 31, 2004

NOTE 14. SUBSEQUENT EVENT

April 1, 2003 the merger with Joint Employers Group was rescinded. Thus, the Company is without an operating entity. However, the Company is currently in negotiation to complete mergers with other established companies with an operating business. They have been deemed by the Company as Acquisitions-in-Process pursuant to specific joint objectives between the merger parties.

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

CURRENT OVERVIEW

2004 - THE BUILDING BLOCKS OF CONVERGENCE

The first quarter of 2004 is one of transition - the inter-frame between Zeros & Ones' 2002/2003 business model and the return to one as a technological holding company. Where 2003 reactivated a core management team that is dedicated to the tasks associated with a world class technology and entertainment developer, the first part of 2004 involved removal of elements from the company that were part of the 2002/2003 business model in preparation for the 2004/2005 opportunities and actual building around the master game plan.

Specifically, the Company has been systematically preparing the supportive infrastructure that will carry its new initiatives forward. The acquisitions-in-process have been actively participating in presentations to outside parties for cross-company initiatives including: licensing of the Company's core technologies, hiring of the combined services, funding efforts, recruiting of internal and outsourced talent, and building a companywide awareness of existing and developmental resources.

Although  the  fiscal  picture  appears  somewhat  uneventful  during  the first quarter, all of 2004 has been extremely active in terms of executing on the Company's vision and building out the business according to the architecture established in 2003. The team members, including those from acquisitions-in-process, have been actively involved in presentations, introductions, and agreements aimed at fortifying the Company's renewed advancements as a master integrator for wireless and entertainment.

These initiatives are global. They are not restricted to U.S. markets. Management is active in pursuing opportunities in Europe and Asia - directly and through intermediaries that represent privileged access. Among them, Wilshire Consultants WC), an expert provider of international strategic advisory and consulting services specializing in the insurance, finance, and healthcare industries abroad. WC is introducing Zeros & Ones to several opportunities throughout Asia with a special focus on the growing China sector of the international market. Key deployment opportunities include telecom, entertainment, healthcare, insurance, and government applications. Other strategic and tactical connections expected from this engagement include introductions throughout Europe and with specialists based in the United States that have unique international reach.

The Company has also had discussions with international system integrators, legacy systems specialists, and large application software developers in pursuing ThunderCloud-specific initiatives.

This report pertains to the transitional activity of Q1-04 and many of the key events have been described in the Management's Discussion & Analysis section at year end. As of Q2-04, the Company started to receive paid-in-capital at the parent-level that is helping it achieve short term and medium term objectives in completing the transition and to sure its interests in the acquisitions-in-process. The Company plans to detail those transactions in subsequent filings after the close of Q2-04 in compliance with customary disclosure practices.

Additionally, the company is now uniquely-positioned to take advantage of new opportunities caused by the recovery from the downturn of the tech sector - significant reduction in competition, substantial lowering of implementation costs, a more readily-available and affordable work force, and acquirable technologies that are a good match for the company's unique expertise, access, and public-vehicle which includes a multi-million dollar tax loss carry-forward.

Today, the company is emerging as a figure in wireless by bringing order, openness, and interoperability to an otherwise fragmented mobile world. That's a core concept behind the commercial and industrial ramifications of convergence - monetizing constant access to the network and delivering value attractors to the network.

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

The Company continues to seek and form strategic partnerships that it believes will advance our key objectives. Recently, the Company announced it had formed a strategic alliance with Typhoon Entertainment - a multi-faceted, content-driven, Emmy-award winning entertainment company with operations focused in three areas: motion pictures, television and direct response television. Typhoon is a key participant in a soon-to-be-announced joint endeavor with Zeros & Ones in the entertainment arena for which Typhoon has granted Zeros & Ones a number of revenue-oriented exclusive commitments.

Finally, the Company is developing OEM and Private Label relationships to round-out the ThunderCloud offering with existing ready-to-go products. The objective is to have a product line ready for markets and contracts within 2004. The primary focus of these efforts is in the area of wireless, ad hoc networking, and payment processing.

LITIGATION: Continued Progress

The Company continues to vigorously enforce its rights with respect to the legal action Zeros & Ones brought against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al).

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

This litigation is EXTREMELY important because it involves recovering Restricted 144-class stock (with restrictive legend in place) which were pledged as temporary collateral amounting to 63,308,000 shares. The Transfer Agent has already accepted an instruction to freeze those shares and Zeros & Ones HAS a valid Superior Court Writ of Possession Order which authorizes the Company to take possession of all certificates representing that collateral. Due to the multiple layers of restrictions on those representative certificates, the Superior Court order, and the freezing at the level of Company's transfer agent, we are confident that this matter does not pose any direct threat to the Company's market. Counsel for the Company's transfer agent reviewed the Company's rights under this order.

Counsel for the Company is seeking to obtain a clear order which authorized the Company and its transfer agent to cancel the certificates previously issued to Allied Boston. The result, assuming success in that endeavor, would be the recovery of 63,308,000 shares of the Company's stock.

The Company prefers to reclaim this equity prior to finalizing the acquisitions-in-process in order to give shareholders a net improvement in shareholder equity when all of the existing acquisitions-in-process are officially completed. There is almost daily progress on this effort and the Company anticipates that it will achieve its aims extremely soon.

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

Q1 was about nuts-and-bolts activities that we believe are paving the way for the Company to achieve sustainable velocity for its core goals this year and beyond.

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company continues to vigorously enforce its rights with respect to the legal action Zeros & Ones brought against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al).

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

This litigation is EXTREMELY important because it involves recovering Restricted 144-class stock (with restrictive legend in place) which were pledged as temporary collateral amounting to 63,308,000 shares. The Transfer Agent has already accepted an instruction to freeze those shares and Zeros & Ones HAS a valid Superior Court Writ of Possession Order which authorizes the Company to take possession of all certificates representing that collateral. Due to the multiple layers of restrictions on those representative certificates, the Superior Court order, and the freezing at the level of Company's transfer agent, we are confident that this matter does not pose any direct threat to the Company's market. Counsel for the Company's transfer agent reviewed the Company's rights under this order.

Counsel for the Company is seeking to obtain a clear order which authorized the Company and its transfer agent to cancel the certificates previously issued to Allied Boston. The result, assuming success in that endeavor, would be the recovery of 63,308,000 shares of the Company's stock.

The Company prefers to reclaim this equity prior to finalizing the acquisitions-in-process in order to give shareholders a net improvement in shareholder equity when all of the existing acquisitions-in-process are officially completed. There is almost daily progress on this effort and the Company anticipates that it will achieve its aims extremely soon.

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

Dated:  May 19, 2004


                  /s/Robert J. Holtz
                  -----------------------------------------------
                  Robert J. Holtz, Chairman of the Board,
                  Chief Executive Officer and Chief Financial Officer