Form 10QSB
period 2004-06-30
ZEROS & ONES INC
filed 2004-08-13
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2004

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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................3

         Balance Sheets as of June 30, 2004 (unaudited) .......................3

         Statements of Operations (unaudited) for the Three ended
         June 30, 2004 and June 30, 2003.......................................5

         Statement of Stockholders' Equity for the period ended
         June 30, 2004 (unaudited).............................................6

         Statements of Cash Flows (unaudited) for the Three Months
         ended June 30, 2004 and 2003..........................................8

         Notes to Condensed Consolidated Financial Statements (unaudited).....10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................18

ITEM 3.  CONTROLS AND PROCEDURES  ............................................27

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................27

ITEM 2.  CHANGES IN SECURITIES................................................28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................28

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...................28

ITEM 5.  OTHER INFORMATION....................................................28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................28

         SIGNATURES ..........................................................29

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


               ZEROS & ONES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------

                                                                            As of                    As of
                                                                          June 30,                 June 30,
                                                                            2004                     2003
                                                                      ------------------       ------------------
                                                                         (Unaudited)

                              ASSETS
      Current Assets
            Cash                                                      $          24,788        $               -
            Trade accounts receivable - net of allowance
                for doubtful accounts                                                 -                        -
            Prepaid income taxes                                                      -                        -
            Deferred tax benefit                                                      -                        -

                                                                      ------------------       ------------------
      Total Current Assets                                                       24,788                        -

      Property & Equipment - Net of Accumulated Depreciation &
          Amortization                                                          297,708                  310,295

      Other Assets
            Intangible assets - net of accumulated amortization                 299,788                   99,788
            Other assets                                                        121,120                  126,120
            Workers' comp. premium                                                    -                        -
            Workers' comp. deposit                                                    -                        -
            Workers' comp. claims                                                     -                        -
            Rent deposit                                                              -                        -
            Other deposits                                                            -                        -

                                                                      ------------------       ------------------
      Total Other Assets                                                        420,908                  225,908
                                                                      ------------------       ------------------

            TOTAL ASSETS                                              $         743,404        $         536,203
                                                                      ==================       ==================









                 See Notes to Consolidated Financial Statements


               ZEROS & ONES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------

                                                                            As of                    As of
                                                                          June 30,                 June 30,
                                                                            2004                     2003
                                                                      ------------------       ------------------
                                                                         (Unaudited)

                LIABILITIES & STOCKHOLDERS' EQUITY

      Current Liabilities
            Accounts payable and accrued expenses                     $         123,189        $         396,949
            Payroll taxes payable                                                     -                        -
            Employee benefits payable                                                 -                        -
            Security deposits                                                         -                        -
            Short term notes for workers' comp. deposits                              -                        -
            Convertible notes                                                   180,000                        -
            Lines of credit                                                           -                        -
            Credit cards payable                                                      -                        -
            Deferred stock option compensation                                        -                  400,300
            Due to officer                                                      214,145                  129,145
            Current portion of obligations under capitalized leases                   -                   44,817
                                                                      ------------------       ------------------
      Total Current Liabilities                                                 517,334                  971,211

      Long-Term Liabilities
            Client workers' comp. deposits                                            -                        -
            Obligations under capitalized leases, less current maturities             -                    9,249
                                                                      ------------------       ------------------
      Total Long-Term Liabilities                                                     -                    9,249
                                                                      ------------------       ------------------

      TOTAL LIABILITIES                                                         517,334                  980,460

      STOCKHOLDERS' EQUITY
           Preferred stock, ($.001 par value, 2,000,000 shares authorized;
            none issued and outstanding)                                              -                        -
           Common stock, ($.001 par value, 100,000,000 shares authorized;
           87,819,858 shares issued and outstanding as of
            December 31, 2003 and June 30, 2004.)                                87,820                   48,512
           Paid-in capital                                                   21,064,849               20,886,872
           Accumulated deficit during development stage                     (17,638,138)             (17,638,138)
           Retained earnings / (deficit)                                       (257,827)                (257,827)
                                                                      ------------------       ------------------
      Total Stockholders' Equity                                              3,256,703                3,039,419
                                                                      ------------------       ------------------
             TOTAL LIABILITIES &
                     STOCKHOLDERS' EQUITY                          $          3,774,038     $          4,019,879
                                                                      ==================       ==================


                 See Notes to Consolidated Financial Statements


            ZEROS & ONES, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------

                                                                Three Months            Three Months
                                                                   Ended                   Ended
                                                                  June 30,                June 30,
                                                                    2004                    2003
                                                              -----------------       -----------------
                                                                (Unaudited)



     Revenues                                               $                -      $        9,905,272
     Cost of sales                                                           -              (9,646,053)
                                                              -----------------       -----------------

     Gross Profit                                                            -                 259,219

     General & administrative expenses                                 123,189                 490,769
                                                              -----------------       -----------------
     Total Expenses                                                    123,189                 490,769

     Other Income / (Expenses)

     Finance charges                                                         -                 (21,285)
     Interest expense                                                        -                  (4,992)
                                                              -----------------       -----------------
     Total Other Income / (Expenses)                                         -                 (26,277)
                                                              -----------------       -----------------

     Net Income / (Loss) Before Taxes                                 (123,189)               (257,827)

     Income Tax Benefit (Provision)                                          -                       -
                                                              -----------------       -----------------

     Net Income / (Loss)                                              (123,189)               (257,827)
                                                              =================       =================

     Basic earnings / (loss) per share                      $            (0.00)     $            (0.01)
                                                              =================       =================

     Weighted average number of
       common shares outstanding                                    78,127,474              46,539,255
                                                              =================       =================










                 See Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                            From January 1, 1999 through June 30, 2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
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
=================================================================================================================================

                 See Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                  Statement of Changes in Stockholders' Equity / (Deficit) (cont'd)
                                            From January 1, 1999 through June 30, 2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
                                                                          Capital   Stockholder   Development   (Deficit)
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -   (257,827)  (257,827)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138)$(257,827)$3,039,419
=================================================================================================================================
 Shares returned from JEG       (24,000,000)  (24,000)       -           -          -         -           -          -    (24,000)

 Shares issued for Allied
 Boston LOC Collateral           63,308,000    63,000        -           -          -         -           -          -     63,000

 Allocation of par value
 to additional paid in capital            -    50,000        -           -     50,000         -           -          -          -

 Net loss,  December 31, 2003             -         -        -           -          -         -           -          -          -
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2003     87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

Balance,  March 31, 2004         87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

Balance,  June 30, 2004          87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================



















                 See Notes to Consolidated Financial Statements

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


-----------------------------------------------------------------------------------------------------------------

                                                                     June 30,                  June 30,
                                                                       2004                      2003
                                                                 -----------------         -----------------
                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                  $         (123,189)       $          (68,292)
     Depreciation expense                                                       -                     4,700
     (Increase)/Decrease in trade accounts receivable                           -                   653,861
     (Increase)/Decrease in prepaid expenses                                    -                    10,000
     (Increase)/Decrease in prepaid income taxes                                -                         -
     (Increase)/Decrease in workers' comp. deposit                              -                   122,254
     (Increase)/Decrease in workers' comp. claims                               -                   214,147
     (Increase)/Decrease in rent deposit                                        -                     5,625
     (Increase)/Decrease in other deposits                                      -                     1,685
     Increase/(Decrease) in accounts payable & accrued exp.                     -                  (141,063)
     Increase/(Decrease) in accrued payroll & vacation                          -                         -
     Increase/(Decrease) in payroll checks accrued                              -                         -
     Increase/(Decrease) in payroll taxes payable                               -                  (185,876)
     Increase/(Decrease) in employee benefits payable                           -                   (33,573)
     Increase/(Decrease) in short term notes for workers' comp. deposits        -                         -
     Increase/(Decrease) in client workers' comp. deposits                      -                         -
     Increase/(Decrease) in deferred stock compensation                         -                  (400,300)
                                                                 -----------------         -----------------
     Net cash provided / (used) by operating activities                  (123,189)                  183,168

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                                      -                   (15,518)
     Intangible assets - net of accumulated amortization                        -                       495
                                                                 -----------------         -----------------
     Net cash provided / (used) by investing activities                   147,977                   (15,023)

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in due to officer                                                                    (129,145)
     Payments on obligations under capitalized leases                           -                   (44,817)
     Proceeds from notes payable - stockholders                                 -                         -
     Proceeds from lines of credit                                              -                    (4,103)
     Proceeds from credit cards payables                                        -                         -
     Stock issued for acquisition of subsidiary                                 -                         -
                                                                 -----------------         -----------------
     Net cash provided / (used) by financing activities                         0                  (178,065)
                                                                 -----------------         -----------------

    Net increase / (decrease) in cash                                      24,788                    (9,920)

    Cash at beginning of period                                             8,243                   281,471
                                                                 -----------------         -----------------

    Cash at end of period                                      $           24,788        $                -
                                                                 =================         =================

                 See Notes to Consolidated Financial Statements

                      ZEROS & ONES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (cont'd)


-----------------------------------------------------------------------------------------------------------------

                                                                     June 30,                  June 30,
                                                                       2004                      2003
                                                                 -----------------         -----------------
                                                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                  $                -        $           26,777
                                                                 -----------------         -----------------

Income taxes paid                                              $                -        $                -
                                                                 -----------------         -----------------




























                 See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004


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

Temporary differences, which give, rise to deferred tax assets and liabilities at June 30, 2004 are as follows:


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004


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

As of June 30, 2004 the Company had 87,819,858 shares of common stock outstanding.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004



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

The Company has elected to apply APB Opinion No. 25 in accounting for the non-qualified stock option plan. Therefore, the Company does not recognize compensation expense for the fixed stock options because the exercise price of the option equals the fair value of the stock on the effective date of the grant. Currently outstanding options are accounted for as variable options under APB Opinion No. 25. Expense is recognized at the end of each fiscal period based on the difference between market price at that time and the option exercise price over the vesting period of the options. The Company did not record any expense for the three months ended June 30, 2004. No additional options were issued for the three months ended June 30, 2004.

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

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases has been brought to a post-trial arrangement between the parties whereas Zeros & Ones has agreed to make payments beginning in Q3 of 2004 in accordance with a mutually agreed upon payment schedule to be detailed in Q3 reporting.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004


Judgment will not be entered against Zeros & Ones unless the Company fails to honor the payment plan. In our opinion, The Company was able to successfully defend key aspects of the case and we are satisfied that the matter has reached a resolution.

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               As of June 30, 2004



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

CURRENT OVERVIEW

2004 - YEAR OF CONVERGENCE

Zeros & Ones was founded on a rather bold idea. That everything in the area of computing, information, media, communications, and entertainment - for separate and distinct business reasons - was being thrust into going digital.

What would happen when everything went digital? How would that disrupt the status quo? What would that enable for the future? What impact would that have on the way we live, learn, communicate, and transact? What building blocks would the world need to make this all a workable reality? A nuts and bolts everyday thing instead of a dreamy concept.

The founding of this company and the reason behind our brand name, Zeros & Ones, has its roots in a presentation I made for a group assembled by Dr. Stephen Berman (Co-Founder of the CNSI Collaboratorium and Nicholas Negroponte, then head of the MIT Media Lab, 11 years ago. I held two identical floppy disks up in the air, addressing the audience. "Two disks," I said, "Identical in every conceivable way. Made by the same manufacturer, delivered on the same airliner, stored at the same warehouse, trucked over on the same delivery truck to the same retail store, shrink-wrapped in the same box. Identical!"

I went on, "Both were formatted on the same computer, by the same person, using the exact same computer software to do it. They are identical in every respect - they possess the exact same cost to deploy and yield the exact same market value. Identical. You with me?" The crowd roared back a clear "YES!"

Now the provocateur in me added the twist. "They each have a single file encoded on them - a single image - and each is the exact same file size. Still identical? No!" I held one up higher than the other. "No. NOT identical! The image on this one is a headshot of Marty Feldman." Now switching to the other disk, I declared "This one is a nude image of Claudia Schiffer." A roar came from the crowd.

"So you see," I expanded, "In the future when everything involved in deployment, transmission, storage, commerce, and processing goes digital all of those choices will be no different than these two identical floppy disks. In the future, the only true commodity is in the arrangement of the bits - the zeros & ones flying through the wires and eventually the air. The concentric circles expanding out of `All Things Digital' in each distinct area of technology, transports, and transactions will eventually overlap such that they can eventually unify."

"The only reason why distinct devices will exist will be for the sake of the human interface. But devices will converge and separate based on a new set of rules. A set of rules that will change on a whim based on where it is you want the bits and what it is you want to do with them."

This idea that digital duplicity would eventually usher in digital unity is the very cornerstone of our quest at Zeros & Ones. That speech and the relationships leading to and spawning out of that talk put Zeros & Ones at the very center of what became the Convergence Revolution.

Zeros & Ones stood arm-in-arm at major events such as the CAA-sponsored DiMi Group, also co-founded by Dr. Berman, with major names like Warner Brothers, IBM, Digital Domain, Intel, and others during the zenith of Convergence.

Today, we still stand as one of the few companies that has successfully deployed fully-convergence oriented projects for major groups like SONY (a world leader in consumer entertainment), Electronic Arts (the largest and most powerful game developer in the world), Pearson Television (one of the largest television content producers in the world), and many others. Author Once, Publish Everywhere. We made real-world projects that showed the world that what we were talking about in the laboratory was ready for primetime.

We are one of the first to talk about it. We are one of the first that proved it was practical. That it wasn't just technology for technology's sake but, in fact, something that would eventually make technology seem transparent, almost magical, and be centered around people and their interactions instead of systems and their incompatibilities.

At the height of the Convergence phenomenon, Zeros & Ones was making it happen despite the fact that in that era 1) workforce was unbelievably expensive, 2) broadband was at a fraction of its present-day coverage and reliability, 3) wireless had to be massively de-regulated to allow for Wi-Fi, WiMax, Mesh, and the flood of wireless transports that make convergence sexy (as in sleek, lightweight, stylish) and affordable.

Unfortunately, the whole nation became fixated on dot-coms and the associated dot-com millionaires and billionaires it spawned on Wall Street. The true revolution that was afoot went largely unnoticed by anyone who wasn't in the core of movers and shakers in technology. Dot-coms drove valuations up so nobody fussed until everything came down in the post 911 meltdown across the entire tech sector that took the still burgeoning convergence marketplace down with it.

Well, we've talked about how signs-of-life from the wireless community were sparked by the U.S. economic stimulus package that deregulated the wireless spectrum in 2003. Because of it, Wi-Fi has blossomed and set wheels in motion again. Now, people in very noteworthy places are giving renewed credence to

Convergence. That, in management's view, is VERY GOOD for business. Adding high-speed wireless BEYOND Wi-Fi, in our observation, takes things to an astonishing UNPRECEDENTED level.

In a recent interview, Sir Howard Stringer, Chairman and CEO of Sony Corp America called 2004 "The Year of Convergence." He goes on to say, "The work of a few tenacious converged companies and loose alliances that never lost faith have blazed a path that is undeniable to everyone now."

I was inducted late last year as a Charter Member in a special organization called simply "D" engaged purely in the area and impact of the convergence re-emergence to commemorate our contributions along these lines. Other members of the elite "D" group include Bill Gates (Chairman - Microsoft), Steve Jobs (CEO - Apple and Pixar), Larry Elison (CEO - Oracle), the founders of Google, the founders of TiVo, the founders of Ebay, and other luminaries.

The members had an in-person confidential session this past June at a conference called "All Things Digital" co-sponsored by The Wall Street Journal. It was my distinct pleasure and privilege to attend and actively participate in these sessions in Southern California. Being able to have one-on-one conversations with these titans of industry, it really became very clear to me that our resilience and perseverance has given Zeros & Ones another dimension in their eyes money just can't buy. It was really gratifying that the community of movers and shakers seems to have finally regained its confidence and is genuinely excited about building things again. I believe it was absolutely pivotal that we were there. As pivotal, if not more, than the "Two Floppies" event that put us on the map in the first place.

Ironically, I don't really agree that 2004 is necessarily the "Year of Convergence" but I think that the topic is alive and kicking again, the enthusiasm is there, the business factors are there to support it long term, and most importantly consumers want it for sure. People have embraced digital more than even the technologists predicted. The web is everywhere. Do you know anyone without a cell phone? Music and media downloading are rampant. Broadband is popular and inexpensive. PDAs, Camera Phones, iPods - all hip and extremely popular. Looking to Asia, the effect is ten-times more rampant and has altered everything about life and society.

Mark Laisure has been networking and globe trotting supporting these efforts and utilizing his network of world class contacts. Throughout Europe, dealing with our international intermediaries, pursuing and securing deal flow for ThunderCloud, RocketStream, and other convergence-related endeavors that are being re-enlivened based on what the market is seeking. He has also attended some elite gatherings, such as the Milken Institute's Global Conference in April.

The mission of this company takes a certain kind of inner-confidence and a trust in the vision because there are many pundits along the way even now. Not as many as before but they are still among us. I think Arthur C. Clarke (inventor of the Earth Communications Satellite and author of 2001: A Space Odyssey) put it best of all when he said, "Every revolutionary idea seems to evoke three stages of reaction. They may be summed up by the phrases: (1) It's completely impossible.
(2) It's possible, but it's not worth doing. (3) I said it was a good idea all along."

I think the world is in the transition between Stages 2 and 3 even as you read this, but it is still a challenge articulating what it is we're doing here from this vantage point. Think of some of the world's greatest inventions and accomplishments and imagine trying to explain and justify them to the masses years in advance. Convergence has sustainability built into it. It will be a decade long journey, just like the Internet before it - transformational and all-encompassing. In 3-5 years, I believe the world will look at us as an incredible overnight success.

Anyway, I really appreciate Mark's passion, integrity, and respect for the blood, sweat, and tears it has taken us to get to where we are. He understands the Destination 6 mission and a clarity on what the connected digital on-demand future looks like that is unsurpassed by anyone else I have encountered to join us in our cause. He has put his own blood, sweat, and tears into the journey and there isn't a day that goes by that I don't feel an immense sense of gratitude that he has taken on the challenge of building this unique one-of-a-kind daring company with big aspirations. The good thing about this model is that even if we are moderately successful, one hit has the potential of substantiating everything else and making every ZROS shareholder look like a visionary genius when we undoubtedly surpass our historical highpoint. It wasn't all that long ago that we had an almost billion dollar market capitalization.

Of course, other members of the growing Zeros & Ones team are really jumping in activating their unique talents and access on the key fronts of our focus. Like what? I'll tell you...

Q2 was focused on the following things:

1) Responding to the renewed interest in Convergence and retaking our rightful place as a pioneer in the segment. We developed a lot of new relationships and alliances along these lines and in some cases dusted off some old but very valuable relationships. We are getting ready to become more visible in this space in the coming quarters.

2) Development of deal flow projects for ThunderCloud. What does that mean? It means we are going to be doing deals with people involving ThunderCloud. Announcements are forthcoming on this but we are extremely enthused that we will be debuting ThunderCloud-related deliverables ahead of schedule thanks to assistance from some of our strategic partners.

3) Recapture of collateral stock to Allied Boston so we can complete acquisitions-in-process and a number of related transactions to help thrust the company forward. In my opinion, we have had one victory after another, and I think the public records on the case supports my opinion. We will continue to vigorously enforce our rights anticipate that we will successfully obtain a clarifying order or equivalent to add firepower to the existing Writ of Possession already ruled in our favor by the Superior Court judge that will give our transfer agent the necessary authority to honor our pending requests pertaining to the subject shares. Additional details are provided in the Litigation Section below.

4) Efforts to secure contracts and commitments pursuant to our yet-to-be-announced joint endeavor with Typhoon Entertainment - a multi-faceted, content-driven, Emmy-award winning entertainment company with operations focused in three areas: motion pictures, television and direct response television.

Q2 and Q3 have really been about keeping our heads down, executing, not losing sight of what will really deliver long term shareholder value and build a foundation that can weather out any storm. I am much happier about the care and consideration going into the business this time around than at previous points in our vast history.

LITIGATION - Getting Things Wrapped Up

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

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases has been brought to a post-trial arrangement between the parties whereas Zeros & Ones has agreed to make payments beginning in Q3 of 2004 in accordance with a mutually agreed upon payment schedule to be detailed in Q3 reporting. Judgment will not be entered against Zeros & Ones unless the Company fails to honor the payment plan. In our opinion, The Company was able to successfully defend key aspects of the case and we are satisfied that the matter has reached a resolution.

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

THUNDERCLOUD

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

IN SUMMARY

Everyday, we at Zeros & Ones remind ourselves that Vision Prevails. Today, some of the biggest names in the world are outwardly supporting the cornerstone ideas that are at the heart of what this business is all about. We've waited years for this recovery and want to make full use of it. There is still much to do... but we're doing it.

If you've supported our vision for a long time, we thank you so much for your persistence of vision and your loyalty to ZROS through every battle. If you are a newcomer, welcome to the convergence re-emergence. We believe this to be the beginning of a very important inflection point in computing, entertainment, and communication. And to the skeptics, a special gift - a collection of quotations from the equally small-minded that came before you:

"This 'telephone' has too many shortcomings to be seriously considered as a means of communication. The device is inherently of no value to us." - Western Union internal memo, 1876.

"The wireless music box has no imaginable commercial value. Who would pay for a message sent to nobody in particular?" - David Sarnoff's associates in response to his urgings for investment in the radio in the 1920s.

"Stocks have essentially reached a permanently high plateau." - Irving Fisher, Professor of Economics, Yale University, 1929.

"The concept is interesting and well-formed, but in order to earn better than a 'C,' the idea must be feasible." - A Yale University management professor in response to Fred Smith's paper proposing reliable overnight delivery service. (Smith went on to found Federal Express Corp.)

"Airplanes are interesting toys but of no military value." - Marechal Ferdinand Foch, Professor of Strategy, Ecole Superieure de Guerre.

"Everything that can be invented has been invented." - Charles H. Duell, Commissioner, U.S. Office of Patents, 1899.

"Who the h*** wants to hear actors talk?" - H.M. Warner, Warner Brothers, 1927

"I'm just glad it'll be Clark Gable who's falling on his face and not Gary Cooper." - Gary Cooper, on his decision to not take the leading role in "Gone With The Wind."

"A cookie store is a bad idea. Market research shows that America likes crispy cookies, not chewy cookies like you make." - Response by a colleague to Debbi Fields' idea of starting Mrs. Fields' Cookies.

"Drill for oil? You mean drill into the ground to try and find oil? You're crazy." - Drillers whom Edwin L. Drake tried to enlist in his project to drill for oil in 1859.

"Louis Pasteur's theory of germs is ridiculous fiction". - Pierre Pachet, Professor of Physiology at Toulouse, 1872

"We don't like their sound, and guitar music is on the way out." - Decca Recording Co. rejecting the Beatles, 1962.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases has been brought to a post-trial arrangement between the parties whereas Zeros & Ones has agreed to make payments beginning in Q3 of 2004 in accordance with a mutually agreed upon payment schedule to be detailed in Q3 reporting.

Judgment will not be entered against Zeros & Ones unless the Company fails to honor the payment plan. In our opinion, The Company was able to successfully defend key aspects of the case and we are satisfied that the matter has reached a resolution.

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

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                              Exhibit 31.1
                              Exhibit 32.1

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2004. (incorporated by reference)

                              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2004


                  /s/Robert J. Holtz
                  -----------------------------------------------
                  Robert J. Holtz, Chairman of the Board,
                  Chief Executive Officer and Chief Financial Officer