Form 10QSB
period 2004-09-30
ZEROS & ONES INC
filed 2004-11-22
CIK 845807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2004

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

         Balance Sheets as of September 30, 2004 (unaudited) ..................3

         Statements of Operations (unaudited) for the Three Months ended
         September 30, 2004 and 2003...........................................5

         Statement of Stockholders' Equity for the period ended
         September 30, 2004 (unaudited)........................................6

         Statements of Cash Flows (unaudited) for the Three Months
         ended September 30, 2004 and 2003.....................................8

         Notes to Condensed Consolidated Financial Statements (unaudited).....10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................18

ITEM 3.  CONTROLS AND PROCEDURES  ............................................24

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................24

ITEM 2.  CHANGES IN SECURITIES................................................26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................26

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...................26

ITEM 5.  OTHER INFORMATION....................................................26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................26

         SIGNATURES ..........................................................27

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               ZEROS & ONES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------


                                                                            As of                    As of
                                                                          Sept 30,                 Sept 30,
                                                                            2004                     2003
                                                                      ------------------       ------------------
                                                                         (Unaudited)

                              ASSETS

      Current Assets
            Cash                                                   $              2,471     $                  -
            Trade accounts receivable - net of allowance                              -                        -
                for doubtful accounts
            Prepaid income taxes                                                      -                        -
            Deferred tax benefit                                                      -                        -
                                                                      ------------------       ------------------
      Total Current Assets                                                        2,471                        -

      Property & Equipment - Net of Accumulated Depreciation &
          Amortization                                                          297,708                  310,295

      Other Assets
            Intangible assets - net of accumulated amortization                 299,788                   99,778
            Other assets                                                        121,120                  126,120
            Workers' comp. premium                                                    -                        -
            Workers' comp. deposit                                                    -                        -
            Workers' comp. claims                                                     -                        -
            Rent deposit                                                              -                        -
            Other deposits                                                            -                        -

                                                                      ------------------       ------------------

      Total Other Assets                                                        420,908                  225,898


                                                                      ------------------       ------------------


            TOTAL ASSETS                                           $            721,087     $            536,193
                                                                      ==================       ==================




                 See Notes to Consolidated Financial Statements

               ZEROS & ONES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------


                                                                            As of                    As of
                                                                          Sept 30,                 Sept 30,
                                                                            2004                     2003
                                                                      ------------------       ------------------
                                                                         (Unaudited)

                LIABILITIES & STOCKHOLDERS' EQUITY


      Current Liabilities
            Accounts payable and accrued expenses                  $            123,189     $            396,949
            Payroll taxes payable                                                     -                        -
            Employee benefits payable                                                 -                        -
            Security deposits                                                         -                        -
            Short term notes for workers' comp. deposits                              -                        -
            Convertible notes                                                   180,000                        -
            Lines of credit                                                           -                        -
            Credit cards payable                                                      -                        -
            Deferred stock option compensation                                        -                  400,300
            Due to officer                                                      269,145                  129,145
            Current portion of obligations under capitalized leases                   -                   44,817
                                                                      ------------------       ------------------

      Total Current Liabilities                                                 572,334                  971,211

      Long-Term Liabilities
            Client workers' comp. deposits                                            -                        -
            Obligations under capitalized leases, less current maturities             -                    9,249
                                                                      ------------------       ------------------

      Total Long-Term Liabilities                                                     -                    9,249
                                                                      ------------------       ------------------

      TOTAL LIABILITIES                                                         572,334                  980,460

      STOCKHOLDERS' EQUITY
           Preferred stock, ($.001 par value, 2,000,000 shares authorized;
            none issued and outstanding)                                              -                        -
           Common stock, ($.001 par value, 100,000,000 shares authorized;
           87,819,858 shares issued and outstanding as of
            September 30, 2003 and September 30, 2004.)                          87,820                   48,512
           Paid-in capital                                                   21,149,849               17,310,872
           Accumulated deficit during development stage                     (17,638,138)             (17,638,138)
           Retained earnings / (deficit)                                       (257,827)                (257,827)
                                                                      ------------------       ------------------

      Total Stockholders' Equity                                              3,341,703                3,341,703
                                                                      ------------------       ------------------
             TOTAL LIABILITIES &
                                   STOCKHOLDERS' EQUITY            $          3,914,038     $          4,322,163
                                                                      ==================       ==================



                 See Notes to Consolidated Financial Statements

            ZEROS & ONES, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------
                                                                Three Months            Three Months
                                                                   Ended                   Ended
                                                                  Sept 30,                Sept 30,
                                                                    2004                    2003
                                                              -----------------       -----------------
                                                                (Unaudited)



     Revenues                                               $                -      $        9,905,272
     Cost of sales                                                           -              (9,646,053)
                                                              -----------------       -----------------

     Gross Profit                                                            -                 259,219

     General & administrative expenses                                  83,099                 490,769
                                                              -----------------       -----------------

     Total Expenses                                                     83,099                 490,769

     Other Income / (Expenses)

     Finance charges                                                         -                 (21,285)
     Interest expense                                                        -                  (4,992)
                                                              -----------------       -----------------

     Total Other Income / (Expenses)                                         -                 (26,277)
                                                              -----------------       -----------------

     Net Income / (Loss) Before Taxes                                  (83,099)               (257,827)

     Income Tax Benefit (Provision)                                          -                       -
                                                              -----------------       -----------------

     Net Income / (Loss)                                               (83,099)               (257,827)
                                                              =================       =================

     Basic earnings / (loss) per share                      $            (0.00)     $            (0.01)
                                                              =================       =================

     Weighted average number of
       common shares outstanding                                    78,127,474              46,539,255
                                                              =================       =================

                 See Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                     Statement of Changes in Stockholders' Equity / (Deficit)
                                            From January 1, 1999 through November 19, 2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
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
=================================================================================================================================

                 See Notes to Consolidated Financial Statements


                                                ZEROS & ONES, INC. AND SUBSIDIARIES
                                  Statement of Changes in Stockholders' Equity / (Deficit) (cont'd)
                                          From January 1, 1999 through September 30, 2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                     Common Stock      Preferred Stock   Additional  Receivable    Deficit      Retained   Total
                                   Shares     Amount   Shares   Amount   Paid - in     from        During       Earnings
                                                                          Capital   Stockholder   Development   (Deficit)
                                                                                                   Stage
---------------------------------------------------------------------------------------------------------------------------------

 Shares issued for
 JEG acquisition                 24,000,000    24,000        -           -  3,576,000         -           -          -  3,600,000

 Net loss,  December 31, 2002             -         -        -           -          -         -           -   (257,827)  (257,827)
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2002     48,511,858  $ 48,512        -      $    -$20,886,872       $ - $(17,638,138)$(257,827)$3,039,419
=================================================================================================================================
 Shares returned from JEG       (24,000,000)  (24,000)       -           -          -         -           -          -    (24,000)

 Shares issued for Allied
 Boston LOC Collateral           63,308,000    63,000        -           -          -         -           -          -     63,000

 Allocation of par value
 to additional paid in capital            -    50,000        -           -     50,000         -           -          -          -

 Net loss,  December 31, 2003             -         -        -           -          -         -           -          -          -
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2003     87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

Balance,  March 31, 2004         87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

Balance,  June 30, 2004          87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

Balance,  September 30, 2004     87,819,858  $ 37,512        -      $    -$20,936,872       $ - $(17,638,138)$(257,827)$   39,000
=================================================================================================================================

Shares cancelled from Allied
Boston LOC Collateral
(Subsequent to Overall Reporting
Period)                         (63,308,000) $ 63,000        -      $    -$    85,000       $ - $          - $       - $  148,000

 ZOI2832 - 808,000
 ZOI2833 - 25,000,000
 ZOI2866 - 37,500,000
----------------------------------------------------------------------------------------------------------------------------------
Balance,  November 19, 2004     24,511,858  $ 24,512        -      $    -$21,021,872       $ - $(17,638,138)$(257,827)$  187,000
=================================================================================================================================










                 See Notes to Consolidated Financial Statements


              ZEROS & ONES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------


                                                                     Three Months              Three Months
                                                                        Ended                     Ended
                                                                       Sept 30,                  Sept 30,
                                                                         2004                      2003
                                                                   -----------------         -----------------
                                                                     (Unaudited)

   CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                                                $           (83,099)      $           (68,292)
        Depreciation expense                                                      -                     4,700
        (Increase)/Decrease in trade accounts receivable                          -                   653,861
        (Increase)/Decrease in prepaid expenses                                   -                    10,000
        (Increase)/Decrease in prepaid income taxes                               -                         -
        (Increase)/Decrease in workers' comp. deposit                             -                   122,254
        (Increase)/Decrease in workers' comp. claims                              -                   214,147
        (Increase)/Decrease in rent deposit                                       -                     5,625
        (Increase)/Decrease in other deposits                                     -                     1,685
        Increase/(Decrease) in accounts payable & accrued exp.                    -                  (141,063)
        Increase/(Decrease) in accrued payroll & vacation                         -                         -
        Increase/(Decrease) in payroll checks accrued                             -                         -
        Increase/(Decrease) in payroll taxes payable                              -                  (185,876)
        Increase/(Decrease) in employee benefits payable                          -                   (33,573)
        Increase/(Decrease) in short term notes for workers' comp. deposits       -                         -
        Increase/(Decrease) in client workers' comp. deposits                     -                         -
        Increase/(Decrease) in deferred stock compensation                        -                  (400,300)
                                                                   -----------------         -----------------

        Net cash provided / (used) by operating activities                  (83,099)                  183,168

   CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of property and equipment                                     -                   (15,518)
        Intangible assets - net of accumulated amortization                       -                       495
                                                                   -----------------         -----------------

        Net cash provided / (used) by investing activities                   85,000                   (15,023)

   CASH FLOWS FROM FINANCING ACTIVITIES

        Increase in due to officer                                                                   (129,145)
        Payments on obligations under capitalized leases                          -                   (44,817)
        Proceeds from notes payable - stockholders                                -                         -
        Proceeds from lines of credit                                             -                    (4,103)
        Proceeds from credit cards payables                                       -                         -
        Stock issued for acquisition of subsidiary                                -                         -
                                                                   -----------------         -----------------

        Net cash provided / (used) by financing activities                        0                  (178,065)
                                                                   -----------------         -----------------

       Net increase / (decrease) in cash                                      1,901                    (9,920)

       Cash at beginning of period                                           20,788                   281,471
                                                                   -----------------         -----------------

       Cash at end of period                                    $             2,471       $                 -
                                                                   =================         =================



                 See Notes to Consolidated Financial Statements


              ZEROS & ONES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------


                                                                     Three Months              Three Months
                                                                        Ended                     Ended
                                                                       Sept 30,                  Sept 30,
                                                                         2004                      2003
                                                                   -----------------         -----------------
                                                                     (Unaudited)

   CASH FLOWS FROM OPERATING ACTIVITIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                                $                 -       $            26,777
                                                                   -----------------         -----------------

   Income taxes paid                                            $                 -       $                 -
                                                                   -----------------         -----------------












                 See Notes to Consolidated Financial Statements

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004


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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004



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

NOTE 11.  LITIGATION

The Company has reached a settlement in the legal action Zeros & Ones brought against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al).

The group failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered jointly by Zeros & Ones and Joint Employers Group ("JEG"), a former wholly-owned subsidiary which was bought-back with the return to the Company of 63,308,000 shares of common stock.

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004

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

This victory was extremely important because it involved recovering Restricted 144-class stock (with restrictive legend in place) which were pledged as temporary collateral amounting to 63,308,000 shares (approximately 70% of the shares that were outstanding). Counsel for the Company obtained a clear order that authorized the Company and its transfer agent to cancel the certificates previously issued to Allied Boston.

Counsel for the Company has agreed to accept stock (a large percentage Restricted) in lieu of cash from the Company in consideration for its services. Such shares are expected to be issued within Q4 of 04.

The Company prefers to reclaim this equity prior to finalizing the acquisitions-in-process in order to give shareholders a net improvement in shareholder equity when all of the existing acquisitions-in-process are officially completed.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases has been brought to a post-trial arrangement between the parties whereas Zeros & Ones has agreed to make payments beginning in Q3 of 2004. Judgment will not be entered against Zeros & Ones unless the Company fails to honor the payment plan. In our opinion, The Company was able to successfully defend key aspects of the case and we are satisfied that the matter has reached a resolution.

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

                       ZEROS & ONES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            As of September 30, 2004

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


NOTE 14. SUBSEQUENT EVENT

In November of 2004, U.S. Stock Transfer accepted the Company's request to cancel certificates ZOI2832, ZOI2833, and ZOI2866 totaling 63,308,000 shares of ZROS common stock. The request was honored based on an order awarded to the Company by The Superior Court for the State of California. Management chose to reflect that in the current reporting because it views the material effect of this order, reclaiming approximately 70% of the shares outstanding, as extremely significant.

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

CURRENT OVERVIEW

The third quarter was largely dominated by three major undertakings:

         1) Establishing and affirming strategic relationships and team of advisors for Q4-04 and Q1-05 major objectives.

         2) The Company's now successful battle to recapture approximately 70% of its shares outstanding from Allied Boston Group and its associated parties. This battle has been important for more than a year now because it remained as the last "roadblock" to the Company's much larger success since 2001.

         3) Finally, retooling our proprietary systems for creating intrinsic value.


In order to understand our progress on these matters, it is easiest to address them in reverse order.

SYSTEMS FOR CREATING INTRINSIC VALUE

One of the most closely guarded aspects of our intangible holdings is a proprietary process or system we call the Digital Value Line. It is easy to overlook the fact that for the bulk of the first five years of Zeros & Ones as a private company, it did almost nothing but generate millions of dollars in revenues through the successful deployment and use of our unique Digital Value Line.

The term "value line" is borrowed from the manufacturing sector. In an assembly line or any kind of automated factory, the actual pathway that a product undergoing the manufacturing process travels through is called the "value line". As the evolving product goes from the start of the manufacturing or treatment process to the end of it, the product increases step-by-step in monetary value due as it is readied to satisfy a specific market demand profile in its final form.

The value line is what, for example, allows you to start with 50 cents worth of dough, sugar, and oil at one end and at the other end of the value line yield a sealed bag of donuts worth $5 to the marketplace.

As we enter our 11th year in business, over 100 major companies have run their products and services through our Digital Value Line or at least some form of it. We've done it for the biggest names around - Electronic Arts (largest game publisher in the world), Pearson Television (largest owner of game show formats in the world), Mondo Media (largest electronic media syndicate in the world at the time), Microsoft Corporation (largest and most influential software development company in the world), and tens of other medium and large scale companies that could benefit from our faster time to market, lower deployment costs, greater interoperability.

Better still, during those first five very prosperous years, we also discovered something very lucrative about how the Digital Value Line affected our business model. As we developed new core technologies that other companies could integrate into their own products, it was far more lucrative for us to introduce and integrate our technologies as a BENEFIT of our own Digital Value Line than as standalone technologies sitting on a shelf. This is a VERY critical point to grasp if you want to understand the past, present, and future of ZROS.

Let's make it very clear.

In keeping with the donut analogy, rather than selling a special food preservative, for example, as a raw ingredient for pennies on the dollar, the perceived value would be MUCH higher if we could say to the customer `hand us the same raw ingredients you hand the other guys, but at the end of OUR Digital Value Line, the resulting donuts we make for you will last three weeks longer.' The ramifications of a bag of donuts that lasts three weeks longer gives rise to other gains like longer shelf life, lower storage and shipping costs, a larger window to successfully sell donuts that the end-consumer will want to eat. That gain added even more to the high value proposition of our Digital Value Line and simultaneously raised the barrier of entry from the competition.

In 1999 and 2000, we made the decision to raise capital and invest in the development of MANY MORE core technologies (raw ingredients) that when brought into the Digital Value Line of the future would give our products the next-generation features and capabilities the convergence world would demand. To accelerate the process, we made strategic acquisitions in the area of e-commerce, image compression, image manipulation, stereoscopic 3D imaging, HDTV, and wireless. Our "Acres of Diamonds Initiative" was all about prospecting for the best gems we could find so we could own as much "special sauce" as possible for the digital future.

The goal in 2000 and 2001 was to  build  an  Advanced  Media  Production  Center
(AMPC) that would be a new version of our Digital Value Line that would integrate those new holdings together with our existing ones. The AMPC would be a physical place wired to manipulate video content for next-generation applications such as advanced DVD, broadband internet, interactive media, and wireless communication.

Building up the core technologies, building the AMPC wired to our next-generation Digital Value Line, and integrating them would be very involved. But the effort would be validated by the productions that could make use of the breakthrough capabilities we could bring to digital content creators. Owning so many core technologies also meant that for the first time we too could start building our very own products and services that also utilize the Digital Value Line of the Advanced Media Production Center.

By 2000, the Company was six years old and had always prospered with the Digital Value Line model. In fact, in early 2000, in the zenith of the dot-com frenzy, our model was very sexy to startups that wanted to hit market in a hurry. During the era, it was very popular to be a business incubator or a venture capitalist. We coined the term Venture Catalyst to brand our process around the urgency to go to market.

Our Content Group came up with a derivative of the Digital Value Line called Transmedia. Our slogan for Transmedia was "Author Once, Publish Everywhere." It was a tremendous success. The Company's work with Pearson Television on Family Feud, To Tell the Truth, along with our work with Electronic Arts were prime examples of Transmedia products successfully brought to market, successfully bringing in revenues, and generating happy customers. It was rather a paradoxical time, the industry outlook had never been more grim, we were hit badly as everyone else, and YET our model showed adaptability and resilience under fire.

Even our work with Paul Frank Industries affirmed that Transmedia worked. We successfully delivered 26 episodes of original entertainment that we could deploy to the web, to television, to home video, to HDTV, to IMAX - all without re-authoring. During that time, Zeros & Ones continued to build on its Digital Value Line in so many ways. For example, we successfully took digital motion capture information from the movement of live actors and connected it to live dynamic Java-based objects operating in a web page. We created the most fluid human motion mapping ever before seen in real-time rendered video within a web browser. It had never been done before and it wowed audiences at major industry events. It was shown by America Online when they announced their strategic relationship with Electronic Arts. It was shown at the booth of ICTV at the Western Cable Show and at WildTangent during E3.

While other companies were crumbling under the pressure of the dot com meltdown in mid-2001, our Digital Value Line - Transmedia and Venture Catalyst Services along with our plans to build a production center gave us a proprietary resilience that kept us going.

One of the other unfortunate results of the dot com meltdown was a massive increase in mostly frivolous litigation. Portfolios were imploding and a lot of people panicked. We were targeted on multiple fronts. The crown jewels of the Company were all attacked at once in multiple multi-million dollar lawsuits. It is noteworthy that the company ultimately prospered in every matter and successfully kept full ownership of each and every technology that was ever attacked. We had to halt on the integration of a number of core technologies and suspended integration of a number of projects until we could raise more capital to stay the course.

I still believe we'd have pushed through despite the odds had it not been for September 11th. Right as we were making critical strides, we had to plot a survival course instead. One that would protect our Digital Value Line and our Core Technologies for a future date. They would need to hibernate for the most part. We found a good partner in JEG in that they really needed automation to increase their business and they had a longstanding understanding of ZROS' story that they saw first hand. That was never a half-hearted gesture on our part but I don't believe shareholders ever truly embraced that change. That said, it gave us the necessary platform to lick our wounds and I genuinely feel that everyone at ZROS gave all they had to contribute to JEG.

In 2003 with the deregulation that sparked the emergence of Wi-Fi, and the vast majority of our key legal issues already successfully addressed, we pounced on the wireless opportunity. We approached this opportunity with the greatest Digital Value Line to date - ThunderCloud... the Digital Value Line in the sky. It is location independent and it interoperates worlds of technologies that are open to the world. Over the course of the next year, you will learn more and more how ThunderCloud acts as a digital glue for the world of wireless.

The most important observation of our work to date is that our true power is in creating more than one Digital Value Line. Transmedia is just as valuable if not more valuable than ever. It will become even more valuable as HD continues to expand its footprint and hi-definition TVs like flat panel LCDs and plasma TVs continues to multiply. The Rocketstream Value Line, especially when plugged into the ThunderCloud Value Line, transforms raw video into much more valuable commodities like distance learning, pay per view media, push-to-view conferencing, and for that matter the deliver of any digital payload.

Having successfully cancelled the shares of Allied Boston Group, as recently disclosed, we have lifted the last remaining road block to our work in building and monetizing our value lines and the core technologies that add features and capabilities to our value line. The cancellation now in hand, the Company can drop its lawsuit against Allied Boston which now officially marks the first time in five years that the company is not engaged in any litigation.

1994-1999 - invention, innovation, leadership.
2000-2002 - defense, survival, perseverant building
2003-2004 - victory, perseverant building, planning for next five years 2005+ - growth plan around ThunderCloud and new acquisitions-in-process

During the heyday and for many years prior, ZOZO/ZROS prospered and was among the high flyers technologically, strategically, and in the public markets. Even as the dot com meltdown took its effect nationwide, other businesses shut their doors, filed for bankruptcy, lost their listing status, were destroyed by legal battles, or otherwise disappeared - not Zeros & Ones.

We were always confident that the tech sector would re-emerge and optimism would return to this space. In all candor, it has taken much longer than anyone would have wanted but most analysts agree that the tech sector is showing robust strides now and there is renewed vitality especially heading into 2005. In fact the effect runs across the spectrum of communications and entertainment as well. That is great news for us.

LITIGATION

The Company has reached a settlement in the legal action Zeros & Ones brought against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al).

The group failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered jointly by Zeros & Ones and Joint Employers Group ("JEG"), a former wholly-owned subsidiary which was bought-back with the return to the Company of 63,308,000 shares of common stock.

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

This victory was extremely important because it involved recovering Restricted 144-class stock (with restrictive legend in place) which were pledged as temporary collateral amounting to 63,308,000 shares (approximately 70% of the shares that were outstanding). Counsel for the Company obtained a clear order that authorized the Company and its transfer agent to cancel the certificates previously issued to Allied Boston.

Counsel for the Company has agreed to accept stock (a large percentage Restricted) in lieu of cash from the Company in consideration for its services. Such shares are expected to be issued within Q4 of 04.

The Company prefers to reclaim this equity prior to finalizing the acquisitions-in-process in order to give shareholders a net improvement in shareholder equity when all of the existing acquisitions-in-process are officially completed.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases has been brought to a post-trial arrangement between the parties whereas Zeros & Ones has agreed to make payments beginning in Q3 of 2004. Judgment will not be entered against Zeros & Ones unless the Company fails to honor the payment plan. In our opinion, The Company was able to successfully defend key aspects of the case and we are satisfied that the matter has reached a resolution.

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

IN SUMMARY

Today, the company is emerging as a figure in wireless by bringing order, openness, and interoperability to an otherwise fragmented mobile world. That's a core concept behind the commercial and industrial ramifications of convergence - monetizing constant access to the network and delivering value attractors to the network (digital value line).

This trend has such potential to our lines of business that the company has launched a long term cross-subsidiary product and service initiative called ThunderCloud to deploy it to the world with maximum firepower. ThunderCloud will integrate, interoperate, and add value in the form of "convergence capabilities" to the burgeoning wireless broadband market. It acts as "glue" between key inflection-points of how wireless works today and will work in the future. ThunderCloud provides a suite of related technologies and services, including a wireless revenue share and payment acceptance mechanism, connecting points to empower proximity-based advertising, mapping, and commerce applications, integrated video conferencing services, secure content distribution, and new levels of compatibility for handheld wireless devices for an "all things digital
- anywhere, anytime" experience.

Our team, including but not limited to, Mark M. Laisure, Jason Simpson, Thomas Fetzek, Tom Bostic, Scott Fairbairn, Allen Crawford, Austin Ferdinand, Wilshire Consultants, along with over two dozen other strategic and financial advisors, our corporate counsel, etc. are working hard every day to connect their relationships with ZROS in preparation for very ambitious growth plans for 2005.

We will be disclosing and outlining the details and specifics of strategic relationships (such as Typhoon Entertainment and MeshNetworks), strides in product development, the evolving nature of our digital value lines, within the remainder of Q4 of this year and during Q1 of 2005 primarily in the form of public press releases. We can't wait to tell you all about them.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has reached a settlement in the legal action Zeros & Ones brought against defendant Allied Boston Group, First Global, Inc., Allied Boston International, and their affiliates (Allied Boston Group et al).

The group failed to release $2 million dollars on a fully-executed Letter of Credit (ID# 031402/1273) delivered jointly by Zeros & Ones and Joint Employers Group ("JEG"), a former wholly-owned subsidiary which was bought-back with the return to the Company of 63,308,000 shares of common stock.

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

This victory was extremely important because it involved recovering Restricted 144-class stock (with restrictive legend in place) which were pledged as temporary collateral amounting to 63,308,000 shares (approximately 70% of the shares that were outstanding). Counsel for the Company obtained a clear order that authorized the Company and its transfer agent to cancel the certificates previously issued to Allied Boston.

Counsel for the Company has agreed to accept stock (a large percentage Restricted) in lieu of cash from the Company in consideration for its services. Such shares are expected to be issued within Q4 of 04.

The Company prefers to reclaim this equity prior to finalizing the acquisitions-in-process in order to give shareholders a net improvement in shareholder equity when all of the existing acquisitions-in-process are officially completed.

The remaining legal matter between Steve Schklair and Zeros & Ones, Inc. concerning equipment leases has been brought to a post-trial arrangement between the parties whereas Zeros & Ones has agreed to make payments beginning in Q3 of 2004. Judgment will not be entered against Zeros & Ones unless the Company fails to honor the payment plan. In our opinion, The Company was able to successfully defend key aspects of the case and we are satisfied that the matter has reached a resolution.

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

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                              Exhibit 31.1
                              Exhibit 32.1

                         (b) Reports on Form 8-K filed  during the three  months
                    ended September 30, 2004. (incorporated by reference)

                              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2004


                  /s/Robert J. Holtz
                  -----------------------------------------------
                  Robert J. Holtz, Chairman of the Board,
                  Chief Executive Officer and Chief Financial Officer