Form 10KSB
period 2005-12-31
ZEROS & ONES INC
filed 2006-03-29
CIK 845807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission file number: 33-26531-LA

ZEROS & ONES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0241079 (I.R.S. Employer Identification No.)

1327 Ocean Avenue, Suite E Santa Monica, California (Address of Principal Executive Offices)	90401 (Zip Code)

Registrant’s telephone number, including area code: (800) 710-6637

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for the most recent fiscal year: $0.00.

Check if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The aggregate market value of common stock of the Company, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant as of December 31, 2005, was $38,500. The Company’s Common Stock is traded on the Pink Sheets.

There were 42,860,002 shares of Common Stock issued and outstanding as of March 24, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I.

This Annual Report on Form 10-KSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Zeros & Ones, Inc. (the “Company”) operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimated”, “predicts”, “potential”, “continue” or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company’s products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB could cause its actual results to differ significantly from those contained in any forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB to conform forward-looking statements to actual results.

ITEM 1.	Description of Business

The Company will be operating on limited capital resources. The Company cannot provide assurances regarding its ability to meet any sales targets, as it may be affected by many factors not within its control, including acceptance of its products by consumers, competition, technological advances by others, and general economic and political issues. Further, all of the potentially adverse factors that can affect a business in its line are more likely to affect a new company than an established enterprise.

History of Zeros & Ones, Inc.
Zeros & Ones, Inc., (the “Company”) is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions.

Founding and Merger
Zeros & Ones, Inc. was originally founded in 1994 by Robert J. Holtz (“Holtz”). At that time the Company was focused on delivering products and services to the entertainment industry. In July, 1999 the Company, along with several other companies with technologies, products, and services focused on digital convergence, all merged with Commercial Labor Management, Inc., a publicly traded company. This entity became the predecessor of the Company. Immediately following that transaction, Commercial Labor Management, Inc. changed its name to “Zeros & Ones, Inc.”. Under the Merger the entities were combined into one company and were accounted for in a manner similar to a pooling of interests.

Market Conditions and Business Events
Due to changed and unfavorable market conditions, the Company redirected its focus in the technology and entertainment industries which it had followed from its founding. During 2003 the Company entered into several acquisition agreements as part of a roll-up strategy to become a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company was unable to complete the acquisitions as intended, and subsequently the Company became delinquent on its mandated annual and quarterly filings under Section 15(d) of the Securities Act of 1933, as amended (“Securities Act”) with the Securities and Exchange Commission (“SEC”). It was delisted from trading on the Over-The-Counter Bulletin Board in early 2005 and fell to the pink sheets.

The Company was adversely impacted during this period by an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. The litigation was settled in November 2004 and the shares were cancelled.

The Company was also affected by the cessation of operations of Joint Employers Group. (see “Item 7, Financial Statements, Note 3, Joint Employers Group, Inc.”). This decision was due to the loss of workers compensation insurance coverage for its employees. As a result, the Company is deemed to have re-entered the development stage on January 1, 2003.

Management Change
On May 31, 2005, Mark M. Laisure (“Laisure”) accepted the resignation of Holtz as Chairman and CEO, and assumed control of the Company. Concurrently, Laisure was elected as Chairman and CEO, and remained President. Holtz continued as a member of the Board of Directors until December 21, 2005, when he agreed to resign as a Director of the Company. Laisure had originally joined the Company in May, 2003, in accordance with the terms of an intended acquisition arrangement. Holtz appointed Laisure President of Zeros & Ones, Inc. at that time.

Current Plan of Operations
Zeros & Ones, Inc. is a holding company now focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company believes that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

Zeros & Ones, Inc. sees these two industries as complementary, if not overlapping. Many technology companies are already entering the entertainment industry and becoming a viable force in their respective markets. Likewise, the Company believes that the entertainment industry is realizing the true economic and long-term value of their media, the content itself, as the future driver for technology adoption by consumers. With the rapid transition from a predominantly analog world into a fully digital environment, the Company intends to position itself to capitalize on these changing dynamics by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding content creation, media distribution, and consumer commerce.

Competitive Business Environment

Competition within the technology and data transmission industry is highly competitive and the Company’s management expects this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Third party competitors of the Company could develop products and technologies that could render the Company’s products and technologies obsolete. Many of the Company’s competitors have greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and greater brand name recognition. As a result, these competitors may be in a better position than the Company to respond quickly to, or significantly influence, rapid technological change and consumer demand.

Competition within the technology and data transmission industry is characterized by several key factors, including, but not limited to, the following:

1.	Rapid changes in technology and customer requirements. New opportunities for existing and new competitors can quickly render existing technologies less valuable.

2.	Relatively low barriers to entry. Startup capital requirements for technology companies can be very small, and software distribution over the Internet is inexpensive and easily outsourced.

3.	Significant price competition. Direct distribution of competing products, particularly over the Internet, may cause prices and margins to decrease in traditional sales channels.

4.
Consolidations and mergers. Technology companies and their individual products have a high rate of mergers, product line sales, and other transfers and consolidations; consequently, there is a tendency to have a higher concentration of able competitors within the industry.

In addition to the foregoing, a slowdown affecting the general growth in demand for data transmission and related products and services could harm the Company’s plan of operations and prospects for achieving profitability. The markets for the Company’s potential products and services depend upon economic conditions that affect the broader computer technology and related markets. Downturns in any of these markets may cause end-users to delay or cancel orders for such products and services.

Patents, Proprietary Technology and Other Intellectual Property

As the Company develops or acquires new assets that could have commercial value and would be protected under current or future patent laws, the Company will then rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company seeks to avoid disclosure of any trade secrets by requiring those persons with access to the Company’s proprietary information to execute confidentiality agreements with the Company. The Company also relies on unpatented proprietary know-how in developing its products and services, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know-how.

Irrespective of the foregoing, the Company cannot be sure that these methods of protecting its proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide the Company with meaningful protection from competitors. If a competitor were to infringe on the Company’s patents, the costs of enforcing the Company’s patent rights might be substantial or even prohibitive. Likewise, the Company cannot be sure that others will not independently develop any trade secrets and know-how or obtain access to them.

Governmental Regulation

The Company currently believes that any acquired assets in the intended entertainment or technology fields will not be subject to approval from the United States government, with the exception of export restrictions to certain countries. Any acquired business operations in such industries will likely not fall under federal, state, or local environmental regulations.

Product Development

The Company’s research and development expenses totaled $104,500 in 2005, compared to $195,563 in 2004. The majority of the Company’s development costs are focused on meeting its technical plan, which calls for further developments and enhancements of software to enable the Company to cater to a wider audience of users and thereby remain competitive.

Employees

The Company has one full-time and two part-time employees, and continues to rely on a number of independent consultants who provide administrative, business development, and management services similar to those that would be provided by full and part-time employees. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and financing services.

ITEM 2.	Description of Property

The Company has its executive offices at 1327 Ocean Avenue, Suite E, Santa Monica, California 90401. The Company leases this facility on a month-to-month basis.

ITEM 3.	Legal Proceedings

The Company is not aware of any pending litigation as of March 24, 2006.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5.	Market for Common Equity and Related Stockholder Matters

The Common Stock currently trades on the Pink Sheets under the symbol “ZROS.” In the first half of 2006, the Company intends to cooperate with appropriate financial broker-dealers to file a Form 15c2-11 to gain a listing on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”). Although acceptance of Form 15c2-11 and the subsequent listing of the Common Stock on the Nasdaq OTC Bulletin Board market would provide access to a much broader base of investors, there is no guaranty that this Form 15c2-11 will be accepted. Until that time, investors may find it more difficult to obtain accurate quotations of the market value of the Common Stock and to dispose of shares of the Common Stock in the secondary market.

The following table sets forth the quarterly high and low closing sales prices of the Common Stock for 2004 and 2005 as reported by Yahoo! Finance. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2004	High	Low	2005	High	Low
First Quarter	$0.24	$0.12	First Quarter	$0.32	$0.13
Second Quarter	$0.26	$0.13	Second Quarter	$0.16	$0.06
Third Quarter	$0.18	$0.10	Third Quarter	$0.12	$0.08
Fourth Quarter	$0.43	$0.12	Fourth Quarter	$0.11	$0.04

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of the Common Stock on December 31, 2005 was $0.09 and the closing price on March 24, 2006 was $0.12. If the Company’s future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company’s financial results and business developments may have a significant impact on the market price of the Common Stock.

Common Stock Holders

As of December 31, 2005, there were approximately 508 holders of record of the Common Stock. The Company believes that additional beneficial owners of Common Stock hold shares in street names.

Dividends

The Company has not declared any cash dividends on its Common Stock. The declaration and payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

Equity Compensation Plan

In July 2000, the Company’s Board of Directors approved a stock option plan for employees and consultants (the “Plan”). As of December 31, 2005 the Company had not yet offered any options to employees under the Plan.

During the years ended December 31, 2005, 2004 and 2003, the Company approved the granting of options of 5,000, 1,115,000, and 0, respectively, to certain consultants for services under the Plan. During the year ended December 31, 2004, 600,000 options were exercised per the terms of the option agreement. Prior to 2003 the Company had outstanding 100,000 options under the Plan. For further information on the Company’s equity compensation plan see Item 7, Financial Statements under Note 9, Stock Options.

Recent Issuances of Unregistered Securities

The following is a description of all equity securities of the Company sold by the Company during the period covered by this Annual Report on Form 10-KSB that were not registered under the Securities Act of 1933, as amended (“Securities Act”) and not previously reported in a Quarterly Report on Form 10-QSB, or in a Current Report on Form 8-K.

During the year ended December 31, 2003 the Company issued 335,000 shares of its Common Stock to a professional services firm pursuant to an agreement executed on behalf of the Company by Holtz. The Company incurred compensation expenses of $44,550 in connection with this stock issuance. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

During the year ended December 31, 2004 the Company issued 300,000 shares of its Common Stock to a firm for marketing services rendered in 2003 pursuant to an agreement executed on behalf of the Company by Holtz. The Company incurred compensation expenses of $33,600 in connection with this stock issuance. Also during the year the Company issued 650,000 shares of Common Stock related to the exercise of options. No cash was received by the Company related to this exercise. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

In February 2005, the Company issued 3,000,000 shares of its Common Stock to a public relations firm, for services rendered pursuant to a Consulting Agreement executed on behalf of the Company by Holtz. As of December 31, 2005 the Company maintained a Deferred Compensation balance of $462,000 with this firm as services have not yet been rendered. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

In November 2005, the Company issued 2,000,000 shares of its Common Stock to a law firm as a deposit for services. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

During the year ended December 31, 2005 the Company issued 2,297,870 shares of its Common Stock to certain firms for services rendered in 2003, 2004 and 2005 pursuant to agreements executed on behalf of the Company by Holtz. The Company retired accrued liabilities of $102,873 and incurred Compensation expense of $30,127 in connection with these stock issuances. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

During the year ended December 31, 2005 the Company issued 4,335,960 shares of its Common Stock in connection with certain investors requests to exchange the Convertible Notes to Common Stock. The note holders requested conversion of their notes in 2003 and 2004, but the Company issued the stock certificates in 2005. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this Item 6, “Management’s Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or future performance. These future events and future performance involve certain risks and uncertainties, which have described in this Annual Report on Form 10-KSB under this Part 1, Item 1, “Description of Business.” Actual events or actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Significant Events During Fiscal Year 2005

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of its results of operations and financial condition, and is used by management in assessing the Company’s performance and making managerial decisions. The following significant events impacted the Company’s financial condition during this fiscal year and will have a significant influence on its condition in future reporting periods.

Resignation of Chief Executive Officer and Chairman

In July 2005 the Company accepted the resignation of its Chairman of the Board of Directors and Chief Executive Officer, Robert J. Holtz (“Holtz”) who had held this position since inception. The Company appointed Mark M. Laisure (“Laisure”) to replace this position. Holtz remained on the Company’s Board of Directors. In December 2005, Holtz resigned from the Board of Directors and terminated all connection with the Company. The Company does not intend to retain Holtz for any operating, advisory or directorship capacity subsequent to accepting his full resignation. As of December 31, 2005 Laisure was the sole member of the Board of Directors.

Convertible Notes

In May 2003, the Company offered a certain amount of convertible notes, at various interest ranges ranging from 8% to 12% per annum, with a maturity of 1 year (the “Notes”). The terms of the Notes provide that the holder of the Notes, at its option, could convert the principal and interest of the Notes into Common Stock at any time at a conversion price equal to the average of the last five (5) trading days closing price, less a discount ranging from 25% to 35%. The Company issued approximately $135,000 of Notes during the year ended December 31, 2005, $512,527 of the Notes during the year ended December 31, 2004, and $474,000 of the Notes during the year ended December 31,2003.

Critical Accounting Policies

In accordance with SEC guidance, those material accounting policies that the Company believes are the most critical to an investor’s understanding of the Company’s financial results and condition are discussed below.

The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain of these policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management to determine the appropriate assumptions to be used in the determination of certain estimates.

Going Concern

The Company is subject to the risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception the Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will generate positive operating income from its operating activities again, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company’s business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2006. The Company anticipates that revenue from normal operations will occur in 2006, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will achieve profit from normal operations, and expects that additional capital will be required to support both on-going losses and the anticipated revenue. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2006.

Results of Operations

Twelve months ended December 31, 2004 and 2003

The Company had no revenues for the twelve months ended December 31, 2004, or for the corresponding period ended December 31, 2003. The Company’s spending for the twelve months ended December 31, 2004 increased from the same period in 2003 as the Company furthered the development of certain technical resources, and expanded its management team. The Company’s research and development spending increased from $75,000 to $195,563 from 2003 to 2004, and sales and marketing expenses increased to $74,784 in 2004 from $930 in 2003. In 2004 total general and administrative expenses of $1,226,364 were related to costs for management and outside services.

Twelve months ended December 31, 2005 and 2004

The Company had no revenues for the twelve months ended December 31, 2005, or for the corresponding period ended December 31, 2004. The Company’s spending for the twelve months ended December 31, 2005 decreased from the same period in 2004 as the Company had limited financial resources. The Company’s sales and marketing expenses decreased to $24,527 in 2005 from $74,784 in 2004, and research and development spending decreased from $195,563 to $104,500 during the same period. In 2005 total general and administrative expenses of $340,327 were primarily related to costs for management, most of which have been accrued as of December 31, 2005.

Liquidity and Capital Resources

At December 31, 2005, the Company had working capital of ($1,406,118) as compared to working capital of ($1,929,202) at December 31, 2004. During the twelve months ended December 31, 2005, net cash used in operations was $449,975 and consisted principally of a net loss of $543,321 and was offset by stock-based compensation and services of $13,850. Cash flows were also affected by the sale of Notes for $547,359, and the accrual of notes payable to officers in the amount of $250,000.

The Company’s current cash on hand at December 31, 2005, would not be adequate to fund the Company’s operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. The Company will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. The Company’s management believes it will be able to obtain sufficient cash resources and working capital to meet the Company’s present cash requirements through debt and/or equity-based fund raising. Following the fiscal year ended December 31, 2005, the Company has been successful in closing upon approximately $50,000 received under the Convertible Notes (see “Item 6, Management’s Discussion and Analysis or Plan of Operation, under the caption “Events Subsequent to Fiscal Year Ended December 31, 2005” below). The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company’s business, financial condition, and results of operations. For the fiscal year ended December 31, 2005, the Company incurred a net pre-tax loss of $542,521 and, for the fiscal year ended December 31, 2004, the Company incurred a net pre-tax loss of $1,691,379. The Company’s auditors, Armando Ibarra LLC, issued an opinion in connection with the Company’s financial statements for the fiscal year ended December 31, 2005 noting that while the Company has recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

Events Subsequent to Fiscal Year Ended December 31, 2005

Convertible Notes

On January 18, 2006, the Company issued Convertible Notes (“Notes”) to certain parties (“Payees”) providing for an aggregate $50,000 principal amount loan to the Company. Principal amounts owing under this Note bears interest at a fixed rate of 8% per annum (verify APR). The Notes are due and payable on January 18, 2007. The Notes provides for terms similar to Notes previously issued, including the right to convert to Common Stock at a discount, and the right to a certain number of Note Warrants. (see “Item 7, Financial Statements, Note 4, Debt, Convertible Notes”).

Common Stock Issued for Compensation and Consulting Services

Subsequent to December 31, 2005 the Company issued 2,673,798 shares of its Common Stock to certain firms for services rendered in 2003, 2004 and 2005 pursuant to agreements executed on behalf of the Company by Holtz. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

Common Stock Issued for Conversion of Notes

Subsequent to December 31, 2005 the Company issued 1,686,285 shares of its Common Stock in connection with certain investors requests to exchange the Convertible Notes to Common Stock. The note holders requested conversion of their notes in 2003, 2004 and 2005, but the Company issued the stock certificates subsequent to December 31, 2005. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

ITEM 7.	Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Zeros & Ones, Inc.
(A Development Stage Company)
Santa Monica, CA

We have audited the accompanying consolidated balance sheets of Zeros & Ones, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zeros & Ones, Inc. at December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has returned to the development stage, has suffered recurring losses from operations, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Armando C. Ibarra, CPA
Chula Vista, CA
March 11, 2006

Zeros & Ones, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$58,175	$2,954	$16,637
Prepaid expenses	2,120	-	-
Other current assets	80,000	84,500	169,000
Total current assets	140,295	87,454	185,637
Total Assets	$140,295	$87,454	$185,637
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$477,360	$468,718	$316,208
Accrued liabilities	153,323	390,845	195,600
Convertible debt, net of debt discount	503,711	1,051,070	468,885
Settlements payable	404,519	106,023	66,702
Other payables	7,500	-	-
Total Current Liabilities	1,546,413	2,016,656	1,047,395
Long Term Liabilities
Notes payable - Officers	600,000	350,000	50,000
Options issued for services	163,319	163,169	-
Total Long Term Liabilities	763,319	513,169	50,000
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 38,499,919, 26,866,089, and 25,916,089 shares issued and outstanding	38,500	26,866	25,916
Additional paid in capital in excess of par value	18,246,591	17,441,970	17,281,355
Deficit accumulated in the development stage	(20,454,528)	(19,911,027)	(18,219,029)
Total stockholders’ equity (deficit)	(2,169,438)	(2,442,371)	(911,758)
Total Liabilities and Stockholders’ Equity (Deficit)	$140,295	$87,454	$185,637

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 1, 2005	For the Year Ended December 1, 2004	For the Year Ended December 1, 2003	For the Period from January 1, 2003(Inception) to December 31, 2005
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit (Loss)	-	-	-	-
Operating Expenses:
Research and development	104,500	195,563	75,000	375,063
Sales and marketing	24,527	74,784	930	100,241
General and administrative	340,327	1,226,364	540,678	2,107,369
Total operating expenses	469,354	1,496,711	616,608	2,582,673
Non-Operating Expenses:
Interest expense (income)	31,797	155,923	112,685	300,405
Other (income) expense	41,370	38,745	257,827	337,942
Total non-operating expenses	73,167	194,668	370,512	638,347
Loss Before Income Taxes	542,521	1,691,379	987,120	3,221,020
Provision for Income Taxes	800	800	800	2,400
Net Loss	$543,321	$1,692,179	$987,920	$3,223,420
Deemed Dividends	(5,593)	(173,637)	(177,826)	(357,056)
Net Loss Allocable to Common Shareholders	$548,914	$1,865,816	$1,165,746	$3,580,476
Net Loss Per Share Allocable to Common Shareholders - Basic and Diluted	$0.02	$0.06	$0.04
Weighted Average Common Shares - Basic and Diluted	30,321,750	26,516,362	25,644,242

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the period from January 1, 2003 (Inception) to
	December 31, 2005	December 31, 2004	December 31, 2005
Cash Flows from Operating Activities
Net loss	(543,321)	(1,692,179)	(3,223,420)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issued for services	33,600	30,127	414,997
Depreciation and amortization expense	—	—	4,700
Bad debt trade accounts receivable	—	—	147,736
Loss on retirement of property & equipment	—	—	406,890
Changes in operating assets and liabilities
Prepaids	(2,120)	—	(7,880)
Other deposits	4,500	(84,500)	(167,146)
Accounts payable	8,642	152,510	60,652
Accrued liabilities	(237,522)	195,245	486,126
Settlements payable	298,496	39,321	404,519
Other payables	7,500	—	7,500
Net cash used in operating activities
from continuing operations	(434,985)	(1,359,476)	(1,465,326)

Cash Flows from Financing Activities
Convertible Notes	(547,359)	582,185	478,711
Notes payable - Officers	250,000	(300,000)	600,000
Transactions affecting paid in capital	(300,000)	—	—
Proceeds from conversions to Common Stock	1,087,415	900,439	—
Options issued for services	150	163,169	163,319

Net cash provided by financing activities	490,206	1,345,793	1,242,030

Net Increase in cash and cash equivalents	55,221	(13,683)	(223,296)

Cash and Cash Equivalents, beginning of period	2,954	16,637	281,471

Cash and Cash Equivalents, end of period	58,175	2,954	58,175

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity / (Deficit)
From January 1, 2003 through December 31, 2005 - Audited

	Common Stock		Preferred Stock		Additional			Total
	Shares	Amount	Shares	Amount	Paid - in	Other	Accumulated
					Capital	Compensation	Deficit

Balance, December 31, 2002	48,511,858	$48,512	$—	$—	$20,886,872	$—	$(17,711,359)	$3,224,025

Shares retired in JEG disposition	(24,000,000)	(24,000)	—	—	(3,576,000)	—	—	(3,600,000)
Reconcile outstanding shares with transfer agent	1,069,231	1,069	—	—	(1,069)	—	—	—
Shares issued through exercise of options	335,000	335	—	—	44,215	—	—	44,550
Retire assets and liabilities based on revaluation to current value	—	—	—	—	—	—	480,250	480,250
Deemed dividend related to Beneficial Conversion feature of Convertible Notes	—	—	—	—	177,826	—	—	177,826
Amortization of Debt Discount related to the issuance of Convertible Notes	—	—	—	—	118,500	—	—	118,500
Stock based compensation not yet expensed	—	—	—	—	—	(191,163)	—	(191,163)
Dividends	—	—	—	—	—	(177,825)	—	(177,825)
Net loss, December 31, 2003	—	—	—	—	—	—	(987,920)	(987,920)
Balance, December 31, 2003	25,916,089	$25,916	$—	$—	$17,650,344	$(368,988)	$(18,219,029)	$(911,757)

Shares issued for services	300,000	300	—	—	33,300	—	—	33,600

Exercise of warrants	650,000	650	—	—	(650)	—	—	—

Deemed dividend related to Beneficial Conversion feature of Convertible Notes	—	—	—	—	173,637	—	—	173,637

Amortization of Debt Discount related to the issuance of Convertible Notes	—	—	—	—	139,245	—	—	139,245

Stock based compensation not yet expensed	—	—	—	—	—	(11,280)	—	(11,280)
Dividends	—	—	—	—	—	(173,637)	—	(173,637)
Net loss, December 31, 2004	—	—	—	—	—	—	(1,692,179)	(1,692,179)
Balance, December 31, 2004	26,866,089	$26,866	$—	$—	$17,995,876	$(553,905)	$(19,911,208)	$(2,442,371)

Shares issued in exchange for Convertible Notes	4,335,960	4,336	—	—	684,465	—	—	688,801

Shares issued for services	7,297,870	7,298	—	—	817,702	—	—	825,000

Deemed dividend related to Beneficial Conversion feature of Convertible Notes	—	—	—	—	5,593	—	—	5,593

Amortization of Debt Discount related to the issuance of Convertible Notes	—	—	—	—	36,976	—	—	36,976
Stock based compensation not yet expensed	—	—	—	—	—	(434,523)	—	(434,523)
Transactions affecting paid in capital					(300,000)			(300,000)
Dividends	—	—	—	—	—	(5,593)	—	(5,593)
Net loss, December 31, 2005	—	—	—	—	—	—	(543,321)	(543,321)
Balance, December 31, 2005	38,499,919	$38,500	$—	$—	$19,240,612	$(994,021)	$(20,454,529)	$(2,169,438)

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

1.	Organization and Nature of Operations

Development Stage Operations - Zeros & Ones, Inc. (a Development Stage Company) (formerly Commercial Labor Management, Inc.) (the “Company”) is a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and is incorporated in Nevada. The Company was originally incorporated under the name Tokyo Raiders on October 19, 1988. In 1990, the Company acquired certain rights to a pizza franchise and changed its name to Club USPN, Inc. In June 1993, the Company acquired Sono International, Inc. ("Sono"), but those operations were discontinued and the shares of Sono were sold to the original shareholders of Sono. In March 1995, the Board approved the merger with Commercial Labor Management, Ltd. which was handled as a reverse merger, and also approved a name change to Commercial Labor Management, Inc. The name change was made, but the merger never completed.

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

The business combination of the Group and the Company was accounted for under the purchase method in which the purchase price $207,500 cash paid and liabilities assumed of the Company were allocated to the fair market value of assets and liabilities acquired. The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

During the first quarter of 2002, the Company announced the completion of the acquisition of Joint Employers Group (“JEG”) which was intended to become a wholly owned subsidiary of the Company. During the first quarter of 2003 the acquisition was rescinded and all consideration was returned. Operating results for JEG during 2003 were treated as Discontinued Operations. As a result, the Company is deemed to have re-entered the development stage on January 1, 2003.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

The Company has limited operating history and no revenues. Located in Santa Monica, California, the Company is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company’s corporate website is www.zerosones.com.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. For the last 5 fiscal years, the Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will generate positive revenues from its operating activities again, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company’s business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2006. The Company anticipates that revenue from normal operations will occur in 2006, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether that it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses and the anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2006.

Subsequent to December 31, 2005, the Company successfully completed the sale of additional Convertible Notes for $50,000 from certain investors. These loans are to be repaid one year from the date of issuance, unless converted prior into Common Stock. (see Note 4, Debt).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Zeros & Ones Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

Cash and Cash Equivalents - The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. At December 31, 2005 the Company had no Accounts Receivable.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes. At December 31, 2005 the Company had no Property and Equipment.

Impairment of Long-Lived Assets - Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. At December 31, 2005 the Company had no Long-Lived Assets.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 4,763,054 and 4,488,054 shares at December 31, 2005 and 2004, respectively.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS No. 123R effective January 1, 2006 in accordance with the standard’s early adoption provisions. Prior to January 1, 2006, the Company’s Board of Directors had not approved the granting of any employee stock options. As such, the Company decided that it will follow the provisions of SFAS No. 123R on a prospective basis, and will record compensation expense related to the granting of stock options to employees should that occur in 2006.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

Research and Development - Research and Development costs are charged to operations as incurred, and totaled $104,500 for 2005 and $195,563 for 2004. Some of the Company’s products include infrastructure media delivery technology. The costs to develop such technology have not been capitalized, as the Company is still determining the market requirements for its technology.

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company’s financial instruments, including certain assets, accounts payable, accrued liabilities and debt, the carrying amounts approximate fair value due to their maturities.

Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The Company’s product revenues are anticipated from, and will likely be concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company maintains its cash accounts with high credit quality financial institutions. At times cash deposits may be in excess of Federal Deposit Insurance Corporation’s limits. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, “Accounting for Income Taxes,” wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when management cannot conclude their realization probable.

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”. SFAS No. 153 amends the guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, to eliminate certain exceptions for non-monetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company does not believe that adoption of SFAS No. 153 will have a material effect on its financial position, results of operations, or cash flows.

In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted earnings per share. The new guidance states that these securities should be included in the diluted earnings per share computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported earnings per share. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

3.	Joint Employers Group, Inc.

In 2002 the Company purchased 100% of the outstanding stock of Joint Employers Group, Inc. (“JEG”) in exchange for 24.0 million shares of its own Common Stock. The transaction was valued at $3.6 million and accounted for using the purchase method of accounting. JEG operations are principally employee leasing. In early 2003 the Company was informed that JEG was unable to continue its normal operations due to its inability to maintain workers compensation insurance coverage with the California State Fund. As a result the Company sold JEG back to the original seller, in effect exchanging the consideration paid during the original transaction.

Operating results were included in the Consolidated Statement of Loss since the dates of the acquisition. During 2003 the Company determined that the operations of JEG had been discontinued, and accounted for the operating loss of $257,827 as Discontinued Operations. The Company did not test for impairment of the asset during its ownership, and has not recognized a gain or loss on the subsequent return of consideration.

4.	Debt

Convertible Notes - From October 2003 through December 2005 the Company issued approximately $1,171,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company’s stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of December 31, 2005 there were $503,711 Notes outstanding, $246,017 of this the Note holder had requested conversion to Common Stock but had not yet received the shares, including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company’s Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 3 to 6 years. As of December 31, 2005 the Company has issued 2,243,054 Note Warrants, and none have been exercised.

The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the Notes. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company determined that the Notes also had a beneficial conversion feature, which the Company began amortizing to interest expense over the term of the Notes along with the debt discount.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

In total, the Company recorded $46,733 of debt discount and $247,988 of beneficial conversion, of which $10,832 had been recorded as interest expense for the year ended December 31, 2005.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”). Under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the ability to register stock is deemed to be outside of the Company’s control. Accordingly, the fair value of the warrants will be recorded as an accrued warrant liability once issued and valued.

5.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2005	2004	2003
Accrued operating expenses	$153,323	$390,845	$195,600
Settlements payable	404,519	106,023	66,702
Due to Officer	7,500	—	–
	$565,342	$496,868	$262,302

Accrued operating expenses decreased due to the issuance of Common Stock for services. Settlements payable increased due to amounts owed to a former employee as a result of his resignation. (see Note 10, Agreement with Former Officer).

6.	Long term Liabilities

Long term liabilities consist of the following as of December 31:
	2005	2004	2003
Notes payable to Officers	$600,000	$350,000	$50,000
Options issued for Services	163,319	163,319	–
	$763,319	$513,319	$50,000

Notes payable to Officers represent unreimbursed fees and expenses due Officers of the Company. Options issued for Services represent liabilities for outstanding options held by certain consultants for past services.

7.	Provision for Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

There was an increase of $854,514 in the valuation allowance for the year ending December 31, 2005. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the NOL carryforwards in 2024. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2005. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

8.	Stockholders’ Equity

Common Stock Issued for Compensation and Consulting Services - For the year ended December 31, 2005, the Company issued 7,297,870 shares of Common Stock for services and future services, and recorded $745,000 of compensation expense related to these shares (as more fully described below). For the year ended December 31, 2004 the Company issued 300,000 shares of Common Stock for services for services performed during 2003. For the year ended December 31, 2003 the Company issued 335,000 shares of Common Stock for services performed during the year.

Common Stock

During the year ended December 31, 2003 the Company issued 335,000 shares of its Common Stock to a professional services firm for services pursuant to agreements executed on behalf of the Company by Holtz. The Company incurred compensation expenses of $44,550 in connection with this stock issuance. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

During the year ended December 31, 2004 the Company issued 300,000 shares of its Common Stock to a firm for marketing services rendered in 2003 pursuant to agreements executed on behalf of the Company by Holtz. The Company incurred compensation expenses of $33,600 in connection with this stock issuance. Also during the year the Company issued 650,000 shares of Common Stock related to the exercise of options. No cash was received by the Company related to this exercise. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

In February 2005, the Company issued 3,000,000 shares of its Common Stock to a public relations firm, for services rendered pursuant to a Consulting Agreement executed on behalf of the Company by Holtz. As of December 31, 2005 the Company maintained a Deferred Compensation balance of $462,000 with this firm as services have not yet been rendered. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

In November 2005, the Company issued 2,000,000 shares of its Common Stock to a law firm as a deposit for services. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

During the year ended December 31, 2005 the Company issued 2,297,870 shares of its Common Stock to certain firms for services rendered in 2003, 2004 and 2005 pursuant to agreements executed on behalf of the Company by Holtz. The Company retired accrued liabilities of $102,873 and incurred Compensation expense of $30,127 in connection with these stock issuances. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

During the year ended December 31, 2005 the Company issued 4,335,960 shares of its Common Stock in connection with certain investors requests to exchange the Convertible Notes to Common Stock. The note holders requested conversion of their notes in 2003 and 2004, but the Company issued the stock certificates in 2005. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

As of December 31, 2005 the Company had 38,499,919 shares of Common Stock issued and outstanding.

Preferred Stock

The Company has authorized 2,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2005 the Company had no Preferred Stock issued or outstanding.

Deemed Dividends

For the years ended December 31, 2005, 2004, and 2003 the Company recorded deemed dividends to arrive at net loss allocable to common shareholders as follows:
	2005	2004	2003
Amortization of discount related to Common Stock Purchase Warrants	$26,144	$139,745	$118,500
Deemed dividend related to beneficial conversion feature on Common Stock	5,593	173,637	177,826
	$31,737	$312,882	$296,326

9.	Options

Stock Option Plan
In July 2000, the Company’s Board of directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "Plan"). The Plan permits the granting of stock options to any employee or director of the Company. Under the terms of the Plan, 4,500,000 shares are authorized for issuance upon exercise of options. Under the nonqualified plan, options can be granted with an exercise price equal to the fair market value of the Company's stock on the date of the grant and expire 10 (ten) years after the grant date. Vesting is over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four-year vesting.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

The fair value of each stock option is estimated using the Black-Scholes model. Expected volatility is based on management’s estimate using the historical stock performance of the Company, the expected term of the options is determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107, and the risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon bonds with a term comparable to the expected option term.

As of December 31, 2005 the Company had issued no options to employees under the Plan. Compensation expense relating to employee stock options recognized in the year ending December 31, 2005 was $0.

Consultants - During 2005, the Company granted a total of 5,000 options to a consultant for the purchase of the Company’s Common Stock based on contractual arrangements for which the Company accrued a liability of $150.

10.	Related Party Transactions

Agreement with Former Officer - During the year ended December 31, 2005, the Company agreed to pay its former Chairman and CEO an amount equal to $300,000 in return for his resignation and full release of the Company. Payments are contingent upon the Company’s receipt and acceptance of adequate documentation that supports representations made by Holtz regarding his original investment into the Company. The payments are also contingent upon the availability of cash to pay this obligation. This agreement was executed December 21, 2005. Payment terms are based on certain events, and the Company’s ability to raise adequate capital to satisfy this obligation.

Payable to Officer - During the year ended December 31, 2005, the Company incurred obligations to its current Chairman and CEO, and its CTO in the amount of $155,000. These amounts represent estimates of unreimbursed expenses and other costs incurred while performing services for the Company. The obligation has no due date and is not accruing interest. The aggregate amount of these obligations is $605,000.

11.	Commitments and Contingencies

Litigation - During the year the Company was not involved in any legal proceedings. The Company is not aware of any outstanding litigation as of March 29, 2006.

Employment/Consulting Contracts

In February 2005, the Company entered into a services agreement with a company for public relations services. The agreement called for various services to be performed during the following twelve (12) months. The firm was compensated with 3,000,000 shares of Common Stock issued at the time the agreement was executed. As of December 31, 2005 the consultant had not performed any services under the agreement.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

In December 2005, the Company entered into a consulting agreement with a consultant for various services related to its accounting and finance functions. The agreement calls for the payment of fees based on an hourly rate, payments are made in a combination of cash and Common Stock. As of December 31, 2005 the Company incurred expenses under this contract of approximately $1,200.

Guarantees

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company’s exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2005.

12.	Subsequent Events

Convertible Note - On January 18, 2006, the Company issued Convertible Notes (“Notes”) to certain parties (“Payees”) providing for an aggregate $50,000 principal amount loan to the Company. Principal amounts owing under this Note bears interest at a fixed rate of 12% per annum. The Notes are due and payable on January 18, 2007. The Notes provides for terms similar to Notes previously issued, included the right to convert to Common Stock at a discount, and the right to a certain number of Note Warrants. (see Note 4, Debt, Convertible Notes).

Common Stock Issued for Compensation and Consulting Services - Subsequent to December 31, 2005 the Company issued 2,673,798 shares of its Common Stock to certain firms for services rendered in 2003, 2004 and 2005 pursuant to agreements executed on behalf of the Company by Holtz. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

Common Stock Issued for Conversion of Notes - Subsequent to December 31, 2005 the Company issued 1,686,285 shares of its Common Stock in connection with certain investors requests to exchange the Convertible Notes to Common Stock. The note holders requested conversion of their notes in 2003, 2004 and 2005, but the Company issued the stock certificates subsequent to December 31, 2005. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

Zeros & Ones, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
For the year ended December 31, 2005

13.	Going Concern

The Company is subject to the risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2006. The Company anticipates that revenue from normal operations will occur in 2006, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will achieve profit from normal operations, and expects that additional capital will be required to support both on-going losses and the anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2006.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurate preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company’s CEO concluded as of the Evaluation Date that certain of the Company’s disclosure controls and procedures were not effective.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company’s independent registered public accounting firm, Armando Ibarra, LLC, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of December 31, 2005:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of audit committee to oversee the Company’s accounting and financial reporting processes, as well as approval of the Company’s independent auditors.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the CEO, have concluded that as of December 31, 2005, the disclosure controls and procedures were not effective. However, subsequent to December 31, 2005, the Company undertook corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

Subsequent to the year ended December 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

The Company intends to continue to evaluate the remediation efforts addressing the material weaknesses identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that it will undergo during its 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to continue to review, evaluate and strengthen its controls and processes. The Board of Directors is performing oversight of the implementation of enhancements and improvements to its internal controls, and will transfer this responsibility to the Audit Committee once formed.

ITEM 8B.	Other Information

None

PART III.

ITEM 9.	Directors, Executive Officers, Promoters, and Control Persons

On December 21, 2005, Robert J. Holtz resigned as Chairman of the Company. Upon his resignation Mark M. Laisure became the sole and remaining member of the Board of Directors. (see “Item 6, Management’s Discussion and Analysis or Plan of Operation, Resignation of the Chief Executive Officer and Chairman”)

On May 31, 2005 William J. MacDonald joined the Board of Directors. On August 1, 2005 Mr. MacDonald resigned from the Board of Directors due to a professional conflict of interest.

On September 1, 2003 Mark M. Laisure joined the Board of Directors. On December 21, 2005, upon the resignation of Robert J. Holtz, Mr. Laisure became the Chairman and sole remaining member of the Board of Directors.

The names of the members of the Company’s Board of Directors and other persons who make a significant contribution to the Company’s business, as well as biographical information for those persons as of December 31, 2005, are set forth below:

Name	Age	Positions and Offices Held	Since
Mark M Laisure	35	Director, Chief Executive Officer and Chairman of the Board	May 16, 2003
Scott Fairbairn	39	Chief Technology Officer	November 21, 2003
Thomas Fetzek	47	Vice President, Business Development	April 1, 2004

Mark M. Laisure, Age 35

Mark Laisure, the Company’s Chief Executive Officer and Chairman of the Board, joined the Company in 2003 as its President. Mark’s career started in securities brokerage and investment banking, serving as a principal for both UBS PaineWebber and Shields & Company. He was a member of the founding team of Inktomi Corporation, a leading provider of OEM Web search and paid inclusion services. Inktomi, which was acquired by Yahoo!, brought Amazon.com, eBay, HotBot, MSN, and WalMart.com as partners and customers.

In 1999, Mark joined Military Commercial Technologies, Inc. (MILCOM), a venture-backed company that conceives, creates and launches technology companies in partnership with defense contractors, commercial companies, federal laboratories and other leading-edge research and development sources. At MILCOM, Mr. Laisure participated in the launch and growth of several affiliate companies.

Mark co-founded iNetNow, Inc. which pioneered the enhanced information delivery space and established alliances with Lycos, Telefonica and i3Mobile.

Scott Fairbairn, Age 39

Scott Fairbairn is the CTO of Zeros & Ones, Inc. Since 1985, he has contributed to the design, development, and delivery of technology solutions across a wide range of industries including telecom, financial services, multimedia, security, and internet commerce. From 1985 through 2005, he operated four entrepreneurial startups which were sold in acquisitions to certain private and publicly traded entities.

In 1996 he founded Breakthrough Technologies, Inc. which became a provider of enterprise-class rapid application development services. It developed and licensed a suite of platform components for XML-based content delivery, caching services, and data-driven internet applications used in many of its customer deployments. Breakthrough also developed the core technologies behind RocketStream, a patent-pending suite of technologies and products capable of delivering synchronized, high-fidelity video, audio, text, and VOIP data over a centralized network to worldwide participants in real-time.

Scott holds a BSEE degree from the Georgia Institute of Technology.

Thomas Fetzek, Age 47

Thomas Fetzek’s is the VP of Business Development for the Company and first joined in 2004. From 1996 to 2003, Mr. Fetzek served as Chief Executive Officer of Secura-Code Corporation, a creator of patented Interactive Dynamic Personal Identification Number (PIN) Technology. Secura-Code’s PIN technology focuses on the strengthening of access control systems that are used to identify users.

In 1992, he founded and served as Chairman and Co-Chief Executive Officer of Digital Information Systems Corporation (DISC) until his departure in 1996. DISC was created to provide nationwide enhanced information systems services under the brand name of One Call.

From 1987 to 1992, Mr. Fetzek served as Founder and Chief Executive Officer of Hello Pages, a company formed to provide enhanced operated assisted yellow page services (OAYP) to Hawaii.

Mr. Fetzek has also served as President and Director of InfoAmerica, a telecommunications company which specialized in business information storage and dissemination, and was EVP of Sales and Marketing for ExxpoMedia, a company that pioneered some of the first efforts in the digital evolution movement in Silicon Valley, including touch screen technology.

Audit Committee Financial Expert

Due to limited resources, the Company does not yet have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its audit committee.

Audit Committee

Due to limited resources, the Company does not yet have an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Shareholder Recommendation of Board Nominees

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

Due to limited resources, the Company has not yet adopted a Code of Ethics. The Company expects to adopt its Code of Ethics before June 30, 2006.

ITEM 10.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended December 31, 2005 and 2004 to (i) the individual who served as the Company’s chief executive officer (“CEO”) during fiscal year 2005; and (ii) the Company’s four most highly compensated employees other than the CEO who were serving as executive officers as of December 31, 2005.

Summary Compensation Table

Annual Compensation

Name and Position	Year	Salary ($)	Bonus ($)	Other ($)	Annual Compensation ($)
Mark M. Laisure,	2005	41,664	—	—	41,664
Chairman, CEO and President	2004	87,100	—	—	87,100
	2003	16,000	—	—	16,000
Robert J. Holtz,	2005	—	—	—	—
CEO (until December 21, 2005)	2004	106,000	—	—	106,000
	2003	18,500	—	—	18,500
Scott Fairbairn,	2005	—	—	—	—
CTO	2004	—	—	—	—
	2003	—	—	—	—
Thomas Fetzek,	2005	8,000	—	—	8,000
Vice President, Business Development	2004	19,864	—	—	19,864
	2003	—	—	—	—

Option/SAR Grants in Fiscal Year 2005

The Company did not grant any stock options during the fiscal year ended December 31, 2005. The Company did not grant any stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2005.

There were no exercises of options for the fiscal year ended December 31, 2005 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Director Compensation

No directors are compensated for their services as Directors.

Employment Contracts

No officers have entered into any employment contracts with the Company.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of March 24, 2006 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company’s common stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-KSB and (iv) all current directors and executive officers as a group. As of March 24, 2006, there were 42,860,002 shares of common stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Mark Laisure	0	0%
Scott Fairbairn	0	0%
Thomas Fetzek	0	0%
All current directors and executive officers as a group (3 persons)	0	0%

*	Represents less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 24, 2006 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Zeros & Ones, Inc., 1327 Ocean Avenue, Suite E, Santa Monica, California. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of the Company common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 42,860,002 shares of common stock outstanding as of March 24, 2006.

ITEM 12.	Certain Relationships and Related Transactions

During the year ended December 31, 2005 the Company incurred costs related to its CEO and President and CTO. Due to limited cash resources the Company has incurred liabilities on their behalf, primarily for the reimbursement of costs associated with the performance of their positions with the Company. For the year ended December 31, 2005 these costs totaled $250,000.

ITEM 13.	Exhibits, Financial Statements and Reports on Form 8-K

Exhibits

3.1.	Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

3.2.	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

21.	List of Subsidiaries

23.1.	Consent of Armando Ibarra, LLC

31.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth fees for services Armando Ibarra, LLC provided during fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Audit fees	$5,000	$4,000	$3,125
Audit related fees(1)	—	—	–
Tax fees	—	—	–
All other fees	—	—	–
Total	$5,000	$4,000	$3,125

(1)
During fiscal years 2005, 2004 and 2003 the Company did not incur fees for assurance services related to the audit of the Company’s financials statements which services would be reported in this category.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Date: March 28, 2006	By:	/s/ Mark M. Laisure
Mark M. Laisure
Chairman of the Board , Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2006	By:	/s/ Mark M. Laisure
Mark M. Laisure
Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)