Form 10QSB
period 2006-03-31
ZEROS & ONES INC
filed 2006-05-15
CIK 845807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

OR

☐                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-26531-LA

ZEROS & ONES, INC.
(Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0241079 (I.R.S. Employer Identification Number)

1327 Ocean Avenue, Suite E Santa Monica, California 90401 (Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 710-6637

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of May 12, 2006 was 91,795,002 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

ZEROS & ONES, INC.

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at March 31, 2005 and December 31, 2005

Consolidated Statements of Operations for the Three-Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$56,446	$58,175
Prepaid expenses	800	2,120
Other current assets	80,000	80,000
Total current assets	137,246	140,295
Total Assets	$137,246	$140,295
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$247,195	$477,360
Accrued liabilities	19,307	153,323
Convertible debt, net of debt discount	422,914	503,711
Settlements payable	615,679	404,519
Other payables	7,151	7,500
Total Current Liabilities	1,312,246	1,546,413
Long Term Liabilities
Notes payable - Officers	605,000	600,000
Options issued for services	169,169	163,319
Total Long Term Liabilities	774,169	763,319
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 42,860,002 and 38,499,919 shares issued and outstanding	42,860	38,500
Additional paid in capital in excess of par value	18,759,788	18,246,591
Deficit accumulated in the development stage	(20,751,817)	(20,454,528)
Total stockholders’ equity (deficit)	(1,949,169)	(2,169,438)
Total Liabilities and Stockholders’ Equity (Deficit)	$137,246	$140,295

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from Inception (January 1, 2003) to March 31, 2006
Revenues	$–	$–	$–
Cost of Sales	–	–	–
Gross Profit (Loss)	–	–	–
Operating Expenses:
Research and development	45,000	21,125	420,063
Sales and marketing	32,900	22,050	133,141
General and administrative	167,659	86,867	2,275,028
Total operating expenses	245,559	130,042	2,828,232
Non-Operating Expenses:
Interest expense (income)	51,730	6,058	352,135
Other (income) expense	–	17,360	337,942
Total non-operating expenses	51,730	23,418	690,077
Loss Before Income Taxes	297,289	153,460	3,518,309
Provision for Income Taxes	–	–	2,400
Net Loss	$297,289	$153,460	$3,520,709
Deemed Dividends	(20,980)	–	(362,649)
Net Loss Allocable to Common Shareholders	$318,269	$153,460	$3,883,358
Net Loss Per Share Allocable to Common Shareholders - Basic and Diluted	$0.01	$0.01
Weighted Average Common Shares - Basic and Diluted	42,043,723	28,299,422

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the period from January 1, 2003 (Inception) to March 31, 2006
Cash Flows from Operating Activities
Net loss	(297,289)	(153,460)	(3,520,709)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	34,192	27,650	449,189
Accrued interest	51,756	6,058	51,756
Depreciation and amortization expense	—	—	4,700
Bad debt trade accounts receivable	—	—	147,736
Loss on retirement of property & equipment	—	—	406,890
Changes in operating assets and liabilities
Prepaids	(1,320)	—	(9,200)
Other deposits	—	21,125	(167,146)
Accounts payable	(230,165)	9,588	(169,513)
Accrued liabilities	(134,016)	15,239	352,110
Settlements payable	211,160	—	615,679
Other payables	(349)	—	7,151
Net cash used in operating activities from continuing operations	(366,031)	(73,800)	(1,831,357)

Cash Flows from Financing Activities
Convertible Notes	—	8,239	478,711
Notes payable - Officers	5,000	62,500	605,000
Proceeds from conversions to Common Stock	359,302	—	361,031
Options issued for services	—	—	163,319

Net cash provided by financing activities	364,302	70,739	1,608,061

Net Increase in cash and cash equivalents	(1,729)	(3,061)	(223,296)

Cash and Cash Equivalents, beginning of period	58,175	2,954	281,471

Cash and Cash Equivalents, end of period	56,446	(107)	58,175

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

Note 1 – Description of Business

Zeros & Ones, Inc. is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of March 31, 2006, we had one subsidiary, Zeros & Ones Technologies, Inc. We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

Zeros & Ones, Inc. sees these two industries as complementary, if not overlapping. Many technology companies are already entering the entertainment industry and becoming a viable force in their respective markets. Likewise, our belief that the entertainment industry is realizing the true economic and long-term value of their media, the content itself, as the future driver for technology adoption by consumers. With the rapid transition from a predominantly analog world into a fully digital environment, we intend to position ourself to capitalize on these changing dynamics by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding content creation, media distribution, and consumer commerce.

Note 2 – Basis of Presentation

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2006 and the results of operations for the three-month periods ended March 31, 2006 and 2005, and the cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-months ended March 31, 2006 are not necessarily indicative of the results for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on March 29, 2006.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

Note 3 – Debt

Convertible Notes - From October 2003 through March 2006 we issued approximately $1,301,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of our stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of March 31, 2006 there were $422,914 Notes outstanding, $151,117 of this the Note holder had requested conversion to Common Stock but had not yet received the shares, including accrued and unpaid interest, and net of discount.

The Notes included Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 2 to 6 years. As of March 31, 2006 we have issued 2,603,054 Note Warrants, and none have been exercised.

We calculated the fair value of the warrants using the Black Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 1 year life of the Notes. In accordance with EITF 00 27, “Application of Issue No. 98 5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, we determined that the Notes also had a beneficial conversion feature, which we began amortizing to interest expense over the term of the Notes along with the debt discount.

For the quarter ended March 31, 2006 we recorded $34,192 of debt discount and $43,202 of beneficial conversion which was recorded as interest expense for the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”). Under EITF Issue No. 00 19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the ability to register stock is deemed to be outside of our control. Accordingly, the fair value of the warrants will be recorded as an accrued warrant liability once issued and valued.

Note 4 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2006	December 31, 2005
Accrued operating expenses	$19,307	$153,323
Settlements payable	615,679	404,519
Due to officer	7,151	7,500
	$642,137	$565,342

Accrued operating expenses decreased due to the issuance of Common Stock for services. Settlements payable increased due to our settlement with a vendor regarding outstanding invoices.

Note 5 – Long term Liabilities

Long term liabilities consist of the following as of March 31:

	March 31, 2006	December 31, 2005
Notes payable to officers	$605,000	$600,000
Options issued for services	169,169	163,319
	$774,169	$763,319

Notes payable to Officers represent unreimbursed fees and expenses due Officers of the Company. Options issued for Services represent liabilities for outstanding options held by certain consultants for past services.

Note 6 – Provision for Income Taxes

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

There was an increase of $297,289 in the valuation allowance for the quarter ended March 31, 2006. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the NOL carryforwards in 2024. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at March 31, 2006. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

Note 7 – Stockholders’ Equity

For the quarter ended March 31, 2006, we issued 1,313,798 shares of Common Stock for services rendered prior to the quarter, and retired $150,115 of accrued liabilities related to these services. We issued 760,000 shares of Common Stock for partial settlement of a $276,000 liability previously recorded in Accounts Payable. We issued 600,000 shares of Common Stock due to an exercise of options that occurred in 2004. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

For the quarter ended March 31, 2006 we issued 1,686,285 shares of its Common Stock in connection with certain investors requests to exchange the Convertible Notes to Common Stock. The note holders requested conversion of their notes in 2003, 2004 and 2005, but we issued the stock certificates during the quarter ended March 31, 2006. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

As of March 31, 2006 we had 42,860,002 shares of Common Stock issued and outstanding.

Preferred Stock

We have 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. As of March 31, 2006 we had no Preferred Stock issued or outstanding.

Deemed Dividends
We recorded deemed dividends to arrive at net loss allocable to common shareholders as follows:

	March 31, 2006	December 31, 2005
Amortization of discount related to Common Stock Purchase Warrants	$34,192	$26,144
Deemed dividend related to beneficial conversion feature on Common Stock	20,980	5,593
	$55,172	$31,737

Note 8 – Options

Stock Option Plan
In July 2000, our Board of Directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "Plan"). The Plan permits the granting of stock options to any employee or director of the Company. Under the terms of the Plan, 4,500,000 shares are authorized for issuance upon exercise of options. Under the nonqualified plan, options can be granted with an exercise price equal to the fair market value of our stock on the date of the grant and expire 10 (ten) years after the grant date. Vesting is over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four-year vesting.

The fair value of each stock option is estimated using the Black Scholes model. Expected volatility is based on management’s estimate using the historical stock performance of the Company, the expected term of the options is determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107, and the risk free interest rate is based on the implied yield of U.S. Treasury zero coupon bonds with a term comparable to the expected option term.

As of March 31, 2006 we had issued no options to employees under the Plan. Compensation expense relating to employee stock options recognized for the quarter ended March 31, 2006 was $0.

Note 9 – Related Party Transactions

During the quarter ended March 31, 2006, we incurred additional obligations to our current Chairman and CEO in the amount of $5,000. The aggregate amount of these obligations is $610,000 and includes obligations to our CTO. The obligation has no due date and is not accruing interest.

Note 10 – Commitments and Contingencies

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of May 12, 2006.

Note 11 – Subsequent Events

Rocketstream - On May 10, 2006, we entered into and closed a Share Exchange Agreement with Rocketstream Holding Corporation, a Nevada corporation (“RHC”), and all of its shareholders (the “Share Exchange Agreement”). In connection with the Share Exchange Agreement, we acquired all of the outstanding shares of RHC through a voluntary share exchange with each of its shareholders pursuant to an exchange ratio equal to 1 share of RHC common stock in exchange for 1,000 shares of our common stock. In the aggregate, we issued 48,235,000 shares of our unregistered common stock to 52 shareholders. RHC is the sole shareholder of Rocketstream, Inc., a Georgia corporation (“Rocketstream”).

RocketStream is the owner of certain technology assets (“RocketStream Technology”), which include an end-to-end solution for the real-time delivery of synchronized high-fidelity video, audio, and groupware chat, as well as bi-directional voice over IP capabilities,, and a high-performance solution for fast file transfer and media delivery over any IP network. Rocketstream acquired the RocketStream Technology through agreements with Breakthrough Technologies, Inc.

The RocketStream Technology has not yet been commercialized; RocketStream and RHC have little or no operations, liabilities, or assets other than the above referenced RocketStream Technology. RocketStream’s Founder, Chief Executive Officer and principal shareholder is Scott Fairbairn, who was instrumental in the creation and development of the RocketStream Technology as owner and Chief Executive Officer of Breakthrough Technologies, Inc. Mr. Fairbairn also serves as our Chief Technology Officer and as a member of our Board of Directors.

Convertible Notes - Subsequent to the quarter ended March 31, 2006 we issued Convertible Notes (“Notes”) to certain parties (“Payees”) providing for an aggregate $100,000 principal amount loan to the Company. Principal amounts owing under this Note bears interest at a fixed rate of 12% per annum. The Notes are due and payable 1 year from the date of issuance. The Notes provides for terms similar to Notes previously issued, included the right to convert to Common Stock at a discount, and the right to a certain number of Note Warrants. (see Note 3, Debt, Convertible Notes).

Note 12 – Going Concern

Zeros & Ones, Inc. is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our management estimates that the current funds available and on hand will not be adequate to fund operations throughout fiscal 2006. We anticipate that revenue from normal operations will occur in 2006, and those revenues will have a material impact offsetting operating expenses during the year. However, we are uncertain whether we will achieve profit from normal operations, and expect that additional capital will be required to support both on-going losses and the anticipated revenue growth. Currently we have not arranged sources for, nor do we have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue normal operations during 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Zeros & Ones, Inc. other SEC filings, reports to stockholders and news releases.  Such forward-looking statements, which reflect our current view of product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons.  These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) market acceptance and unanticipated risks associated with introducing new products and features; (vi) sales and distribution issues, (vii) dependence on suppliers, (viii) limited backlog and (vi) other events and important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they were made, and except as required by law, we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Zeros & Ones, Inc. is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

The following discussion and analysis of the financial condition and results of operations of Zeros & Ones, Inc. should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Results of Operations

Three-Month Period Ended March 31, 2006

We had no revenues for the three months ended March 31, 2006, or for the corresponding period ended March 31, 2005. Our spending for the three months ended March 31, 2006 increased from the same period in 2005 as we increased spending on research and development spending from $21,125 to $45,000 as well sales and marketing expenses increased from $22,050 to $32,900. For the period ended March 31, 2006 general and administrative expenses of $167,659 were primarily related to costs for management and outside services, some of which have been accrued as of March 31, 2006. Our interest expense of $51,730 includes a charge of $43,202 related to the beneficial conversion of our convertible notes. (see Note 3, Debt, Convertible Notes).

Liquidity and Capital Resources

At March 31, 2006, we had working capital of ($1,175,000) as compared to working capital of ($1,406,118) at December 31, 2005. During the three months ended March 31, 2006, net cash used in operations was $366,031 and consisted principally of a net loss of $297,289 and was offset by stock based compensation and services of $34,192 and other non-cash charges (including interest) of $51,756. Cash flows were also affected by the conversion of Notes to Commmon Stock for $359,302.

Our current cash on hand at March 31, 2006, would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. Following the quarter ended March 31, 2006, we have been successful in closing upon approximately $100,000 received under the Convertible Notes (see Note 11 - Subsequent Events). We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2005, we incurred a net pre tax loss of $542,521 and, for the fiscal year ended December 31, 2004, we incurred a net pre tax loss of $1,691,379. Our auditors, Armando Ibarra LLC, issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2005 noting that while we has recently obtained additional financing, the sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, our managment conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Among other things, our management evaluated our accounting procedures and control processes related to our closing procedures for timely and accurately preparation of our financial statements. We also reviewed our processes with our outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, our CEO and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain disclosure controls and procedures were not effective.

In connection with the review of our consolidated financial statements for the quarter ended March 31, 2006, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and our independent registered public accounting firm, Armando Ibarra, LLC, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls.

Our management identified the following material weaknesses as of March 31, 2006:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of audit committee to oversee our accounting and financial reporting processes, as well as approval of the Company’s independent auditors.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, our management, including the CEO and Principal Financial and Accounting Officer, have concluded that as of March 31, 2006, the disclosure controls and procedures were not effective. Our management is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2005, we made certain changes in our internal controls and procedures over financial reporting. Following a comprehensive review, we concluded that the weaknesses we had found, as noted above, were a direct result of our being understaffed in our accounting area. We retained an outside consultant to support and extend the capabilities of our internal staff. We intend to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all our transactions and the preparation and filing of our required reports under the Exchange Act. We will continue to engage our outside consultant until our internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management intends to continue to evaluate the remediation efforts addressing the material weaknesses identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that we will undergo during our 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. Our Board of Directors is performing oversight of the implementation of enhancements and improvements to our internal controls, and will transfer this responsibility to the Audit Committee once formed.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2006, we issued 1,313,798 shares of Common Stock for services rendered prior to the quarter, and retired $150,115 of accrued liabilities related to these services. We issued 760,000 shares of Common Stock for partial settlement of a $276,000 liability previously recorded in Accounts Payable. We issued 600,000 shares of Common Stock due to an exercise of options that occurred in 2004. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

For the quarter ended March 31, 2006 we issued 1,686,285 shares of our Common Stock in connection with certain investors' requests to exchange the Convertible Notes to Common Stock. The note holders requested conversion of their notes in 2003, 2004 and 2005, but we issued the stock certificates during the quarter ended March 31, 2006. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

31.1                        Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)
32.1                       Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Dated:May 15, 2006	/s/ Mark M. Laisure
Mark M. Laisure,
Chairman of the Board, Chief Executive Officer and Chief Financial Officer