Form 10KSB/A
period 2005-12-31
ZEROS & ONES INC
filed 2006-06-14
CIK 845807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-KSB
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission file number: 33-26531-LA

ZEROS & ONES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0241079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7119 Sunset Blvd. #318 Los Angeles, California	90046
(Address of Principal Executive Offices)	(Zip Code)

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

Check if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock of the Company, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant as of December 31, 2005, was $38,500. The Company’s Common Stock is traded on the Pink Sheets.

There were 91,795,002 shares of Common Stock issued and outstanding as of June 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 is being filed to correct an error on the cover page. The original filing indicated that the Registrant was a shell company as defined in Rule 12b-2 of the Exchange Act because the box marked “Yes” had been incorrectly checked. The Registrant has corrected this error by checking the box marked “No”.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Date: June 14, 2006	By:	/s/ Mark M. Laisure
Mark M. Laisure
Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 14, 2006	By:	/s/ Mark M. Laisure
Mark M. Laisure
Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)