Form 10QSB
period 2006-06-30
ZEROS & ONES INC
filed 2006-08-14
CIK 845807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

OR

☐                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-26531-LA

ZEROS & ONES, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	88-0241079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7119 Sunset Blvd #318
Los Angeles, California 90046
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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of August 11, 2006 was 93,382,384 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

ZEROS & ONES, INC.

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet at June 30, 2006

Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows for the Three-Month Period Ended June 30, 2006 and 2005

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

SIGNATURES

EXHIBITS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$4,509
Prepaid expenses	-
Other current assets	-
Total current assets	4,509
Total Assets	$4,509
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$234,228
Accrued liabilities	41,807
Convertible debt, net of debt discount	128,504
Settlements payable	507,137
Other payables	7,151
Total Current Liabilities	918,827
Long Term Liabilities
Notes payable - Officers	618,387
Options issued for services	169,169
Total Long Term Liabilities	787,556
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized; 95,362,384 and 40,500,000 shares issued and outstanding	95,362
Additional paid in capital in excess of par value	19,240,520
Deficit accumulated in the development stage	(21,037,756)
Total stockholders’ equity (deficit)	(1,701,874)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,509

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from Inception (January 1, 2003) to June 30, 2006
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-
Operating Expenses:
Research and development	49,626	21,125	94,626	42,250	469,689
Sales and marketing	11,413	2,477	44,313	24,527	144,554
General and administrative	162,433	69,032	330,092	155,898	2,437,461
Total operating expenses	223,472	92,634	469,031	222,675	3,051,704
Non-Operating Expenses:
Interest expense (income)	62,467	5,174	114,197	11,249	414,602
Other (income) expense	-	10,500	-	27,860	337,942
Total non-operating expenses	62,467	15,691	583,228	39,109	752,544
Loss Before Income Taxes	285,939	108,325	583,228	261,784	3,804,248
Provision for Income Taxes	-	-	-	-	2,400
Net Loss	$285,939	$108,325	$583,228	$261,784	$3,806,648
Deemed Dividends	(9,771)	-	(30,731)	-	(378,787)
Net Loss Allocable to Common Shareholders	$295,710	$108,325	$613,959	$261,784	$4,185,435
Net Loss Per Share Allocable to Common Shareholders - Basic and Diluted	$0.01	$0.00	$0.01	$0.01
Weighted Average Common Shares - Basic and Diluted	57,792,935	29,087,083	57,792,935	29,087,083

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the period from January 1, 2003 (Inception) to
	June 30, 2006	June 30, 2005	June 30, 2006
Cash Flows from Operating Activities
Net loss	(583,228)	(261,784)	(3,806,648)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issued for services	109,192	30,127	524,189
Accrued interest	114,240	11,249	114,240
Depreciation and amortization expense	--	--	4,700
Bad debt trade accounts receivable	--	--	147,736
Loss on retirement of property & equipment	--	--	406,890
Changes in operating assets and liabilities
Prepaid expenses	(2,120)	--	(10,000)
Other deposits	(80,000)	42,250	(247,146)
Accounts payable	(243,132)	16,176	(182,480)
Accrued liabilities	(111,516)	(78,163)	374,610
Settlements payable	102,618	104,776	507,137
Other payables	(349)	--	7,151
Net cash used in operating activities
from continuing operations	(694,295)	(135,369)	(2,159,621)

Cash Flows from Financing Activities
Convertible Notes	--	--	478,711
Notes payable - Officers	18,387	125,000	618,387
Proceeds from conversions to Common Stock	684,726	7,214	623,971
Options issued for services	--	150	163,319

Net cash provided by financing activities	640,629	132,364	1,884,388

Net Increase in cash and cash equivalents	(53,666)	(3,005)	(275,233)

Cash and Cash Equivalents, beginning of period	58,175	2,954	281,471

Cash and Cash Equivalents, end of period	4,509	(51)	4,509

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)

Note 1 - Description of Business

Zeros & Ones, Inc. is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of June 30, 2006, we had two subsidiaries, Rocketstream Holding Company and Zeros & Ones Technologies, Inc. We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

Zeros & Ones, Inc. sees these two industries as complementary, if not overlapping. Many technology companies are already entering the entertainment industry and becoming a viable force in their respective markets. Likewise, our belief that the entertainment industry is realizing the true economic and long-term value of their media, the content itself, as the future driver for technology adoption by consumers. With the rapid transition from a predominantly analog world into a fully digital environment, we intend to position ourselves to capitalize on these changing dynamics by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding content creation, media distribution, and consumer commerce.

Note 2 - Basis of Presentation

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB filed on March 29, 2006 includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six month periods ended June 30, 2006 and 2005, and the cash flows for the three and six month periods ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on March 29, 2006.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

Note 3 - Debt

Convertible Notes - From October 2003 through June 2006 we issued approximately $1,451,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of our stock on the date on the Note. The discounts ranged from 25% to 35% of the average closing price. As of June 30, 2006 there were $607,551 Notes outstanding, $431,117 of this the Note holder had requested conversion to Common Stock but had not yet received the shares, including accrued and unpaid interest, and net of discount. These amounts were classified as equity.

The Notes included Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 2 to 6 years. As of June 30, 2006 we have issued 2,803,054 Note Warrants, and none have been exercised.

We calculated the fair value of the warrants using the Black Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12 month life of the Notes. In accordance with EITF 00 27, “Application of Issue No. 98 5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, we determined that the Notes also had a beneficial conversion feature, which we began amortizing to interest expense over the term of the Notes along with the debt discount.

For the quarter ended June 30, 2006 we recorded a $33,055 credit to debt discount and $58,055 of beneficial conversion which was recorded as interest expense for the period.

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

Note 4 - Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005

Accrued operating expenses	$41,807	$153,323
Settlements payable	507,137	404,519
Due to officer	7,151	7,500
	$556,095	$565,342

Accrued operating expenses decreased due to the issuance of Common Stock for services. Settlements payable increased from December 2005 due to our settlement with a vendor regarding outstanding invoices, however was reduced by $75,000 through the issuance of Common Stock for one scheduled payment. (see Part II, Item II, Unregistered Sales of Equity Securities and Use of Proceeds)

Note 5 - Long term Liabilities

Long term liabilities consist of the following as of June 30:

	June 30, 2006	December 31, 2005

Notes payable to officers	$618,387	$600,000
Options issued for services	169,169	163,319
	$787,556	$763,319

Notes payable to Officers represent unreimbursed fees and expenses due Officers of the Company. Options issued for services represent liabilities for outstanding options held by certain consultants for past services.

Note 6 - Provision for Income Taxes

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

There was an increase of $285,939 in the valuation allowance for the quarter ended June 30, 2006. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the NOL carryforwards in 2025. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at June 30, 2006. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

Note 7 - Acquisition

On May 10, 2006, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Rocketstream Holding Corporation, a Nevada corporation (“RHC”), and all of its shareholders (the “Share Exchange”). In connection with the Share Exchange, we acquired all of the outstanding shares of RHC through a voluntary share exchange with each of our shareholders pursuant to an exchange ratio equal to 1 share of RHC common stock in exchange for 1,000 shares of our common stock. In consideration of 100% of the outstanding shares of RHC, we issued 48,235,000 shares of our unregistered common stock to the 52 shareholders of RHC. RHC is the sole shareholder of RocketStream, Inc., a Georgia corporation (“RocketStream”). The number of shares of our common stock issued and outstanding prior to the Share Exchange was approximately 43,560,002 shares, and immediately after the Share Exchange was approximately 91,795,002 shares.

The Share Exchange Agreement constitutes a related party transaction. Mark Laisure held 14,000 shares of RHC and Scott Fairbairn held 15,000 shares of RHC. In consideration of the Share Exchange, Mark Laisure received 14,000,000 shares of our common stock and Scott Fairbairn received 15,000,000 shares of our common stock. Mark Laisure is our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary and a member of our Board of Directors. Scott Fairbairn is our Chief Technology Officer and a member of our Board of Directors. He is also President of RHC and RocketStream.

Note 8 - Stockholders’ Equity

For the quarter ended June 30, 2006, we issued 700,000 shares of Common Stock in lieu of a cash payment of $75,000 related to the settlement of a prior debt. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act, of 1933, as amended (the “Securities Act”).

As of June 30, 2006 we had 95,362,384 shares of Common Stock issued and outstanding.-confirm the no. of shares.

Preferred Stock

We have 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. As of June 30, 2006 we had no Preferred Stock issued or outstanding.

Deemed Dividends

We recorded deemed dividends to arrive at net loss allocable to common shareholders as follows:

	June 30, 2006	December 31, 2005
Amortization of discount related to Common Stock Purchase Warrants	$1,137	$26,144
Deemed dividend related to beneficial conversion feature on Common Stock	30,731	5,593
	$31,868	$31,737

Note 9 - Options

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

As of June 30, 2006 we had issued no options to employees under the Plan. Compensation expense relating to employee stock options recognized for the quarter ended June 30, 2006 was $0.

Note 10 - Related Party Transactions

During the quarter ended June 30, 2006, we incurred additional obligations to our Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary and to our Chief Technology Officer in the amount of $13,387. The aggregate amount of these obligations is $618,387. The obligation has no due date and is not accruing interest.

Note 11 - Commitments and Contingencies

During the quarter we were not involved in any legal proceedings.

We are not aware of any outstanding litigation as of August 11, 2006.

Note 12 - Subsequent Events

Convertible Notes

Subsequent to the quarter ended June 30, 2006 we issued Convertible Notes (“Notes”) to certain parties (“Payees”) providing for an aggregate $25,000 principal amount loan to the Company. Principal amounts owing under this Note bears interest at a fixed rate of 12% per annum. The Notes are due and payable 1 year from the date of issuance. The Notes provides for terms similar to Notes previously issued, included the right to convert to Common Stock at a discount, and the right to a certain number of Note Warrants. (see Note 3, Debt, Convertible Notes).

Subsequent to the quarter ended June 30, 2006 we issued 1, 587,382 shares of common stock pursuant to the conversion of $150,000 of Convertible Notes, at the request of the noteholder. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Stock option plan

In July 2006, our board of directors adopted the 2006 Incentive Stock Option Plan that provides for the issuance of qualified stock options to our employees. Under the terms of this plan, under which 10,000,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. As of August 11, 2006, no options had been awarded under this plan. The board also approved the cancellation of the July 2000 plan such that no new options could be issued under that plan.

Series A Convertible Preferred Stock

On July 24, 2006, the Company’s Board of Directors designated 2,000 shares of preferred stock as Series A Convertible Preferred Stock, all of which were outstanding as of August 8, 2006.

Voting Rights: At each meeting of the shareholders of the Company (and for purposes of written actions of shareholders in lieu of meetings) with respect to any and all matters presented to the shareholders of the Company for their action or consideration, should the holders of all shares of Series A Convertible Preferred Stock vote alike with respect to a certain matter, then each share of Series A Convertible Preferred Stock shall represent 100,000 votes, with the holders of both the Series A Convertible Preferred Stock and common stock voting together as a single class. However, should the holders of the shares of Series A Convertible Preferred Stock vote differently with respect to a certain matter, then each share of Series A Convertible Preferred Stock shall represent only one vote, with the holders of the Series A Convertible Preferred Stock and common stock voting together as a single class.

For so long as any shares of Series A Convertible Preferred Stock remain outstanding, in addition to any other vote or consent required by law, the vote or written consent of the holders of at least a majority in interest of the outstanding Series A Convertible Preferred Stock, voting as a separate class, shall be necessary for any amendment, alteration, or repeal of any provision of the Company’s Articles of Incorporation or any other corporate action that requires shareholder vote or consent.

Conversion: Upon the (i) written election of all the holders of the Series A Convertible Preferred Stock or (ii) the death of all the holders of the Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock shall automatically convert into one (1) share of common stock.

Increase of authorized stock

In July 2006 our board of directors and shareholders authorized an increase to the number of common shares we could issue from 100,000,000 to 200,000,000. The par value of $0.001 remains unchanged.

Change of auditors

Effective as of July 31, 2006, we replaced Armando C. Ibarra, CPA, P.C. as our independent accountants. Armando C. Ibarra, CPA, P.C. (“Ibarra”) had previously been engaged as the principal accountant to audit our financial statements. The reason for the replacement of Ibarra is that on July 28, 2006, we were informed by Ibarra that it would no longer be providing attestation services to public companies. In light of Ibarra’s resignation, we engaged Chang G. Park, CPA, Ph. D. (“Park”) to serve as our new independent registered accounting firm, effective as of July 31, 2006. The decision to change accountants was ratified by the Company’s Board of Directors on August 8, 2006.

Note 13 - Going Concern

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

Results of Operations

Three-Month Period Ended June 30, 2006

We had no revenues for the three months ended June 30, 2006, or for the corresponding period ended June 30, 2005. Our spending for the three months ended June 30, 2006 increased from the same period in 2005 as we increased spending on research and development from $21,125 to $49,626 as well sales and marketing expenses increased from $2,477 to $11,413. For the three months ended June 30, 2006 general and administrative expenses of $162,433 were primarily related to costs for management and outside services, some of which have been accrued as of June 30, 2006. Our interest expense of $62,467 includes a charge of $53,055 related to the beneficial conversion of our convertible notes. (see Note 3, Debt, Convertible Notes).

Six-Month Period Ended June 30, 2006

We had no revenues for the six months ended June 30, 2006, or for the corresponding period ended June 30, 2005. Our spending for the six months ended June 30, 2006 increased from the same period in 2005 as we increased spending on research and development from $42,250 to $94,626 as well sales and marketing expenses increased from $24,527 to $44,313. For the six months ended June 30, 2006 general and administrative expenses of $330,093 were primarily related to costs for management and outside services, some of which have been accrued as of June 30, 2006. Our interest expense of $114,240 includes a charge of $101,257 related to the beneficial conversion of our convertible notes. (see Note 3, Debt, Convertible Notes).

Liquidity and Capital Resources

At June 30, 2006, we had negative working capital of $1,345,495 as compared to negative working capital of $1,406,118 at December 31, 2005. During the six months ended June 30, 2006, net cash used in operations was $694,295 and consisted principally of a net loss of $583,228 and was offset by stock based compensation and services of $109,192 and other non-cash charges (including interest) of $114,240. Accounts payable decreased due to the settlement of an outstanding liability, and the offset of stock for legal services in the amount of $80,000.

Our current cash on hand at June 30, 2006 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. Following the quarter ended June 30, 2006, we have been successful in closing upon approximately $25,000 received under the Convertible Notes (see Note 11 - Subsequent Events). We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2005, we incurred a net pre tax loss of $542,521 and, for the fiscal year ended December 31, 2004, we incurred a net pre tax loss of $1,691,379. Our auditors, Armando Ibarra LLC, issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2005 noting substantial doubt about our ability to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Principal Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurately preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company’s disclosure controls and procedures were not effective.

In connection with the review of the Company’s consolidated financial statements for the quarter ended June 30, 2006, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company’s independent registered public accounting firm, Armando Ibarra, LLC, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of June 30, 2006:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of audit committee to oversee the Company’s accounting and financial reporting processes, as well as approval of the Company’s independent auditors.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that as of June 30, 2006, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1                        Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1                       Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Dated: August 14, 2006	/s/ Mark M. Laisure
Mark M. Laisure,
Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer