Form 10QSB
period 2006-09-30
ZEROS & ONES INC
filed 2006-11-20
CIK 845807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

OR

☐                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-26531-LA

ZEROS & ONES, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	88-0241079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7119 Sunset Blvd., #318
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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of November 14, 2006 was 104,040,443 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

ZEROS & ONES, INC.

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet at September 30, 2006

Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the Nine Month Period Ended September 30, 2006 and 2005

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

SIGNATURES

EXHIBITS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$5,611
Prepaid expenses	32,762
Other current assets	-
Total current assets	38,373
Total Assets	$38,373
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$264,046
Accrued liabilities	143,662
Convertible debt, net of debt discount	71,103
Settlements payable	331,063
Other payables	28,781
Total Current Liabilities	838,655
Long Term Liabilities
Notes payable - Officers	500,000
Total Long Term Liabilities	500,000

Total Liabilities	1,338,655
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,000 shares issued and outstanding as of September 30, 2006	2
Common stock, $.001 par value; 200,000,000 shares authorized (100,000,000 prior to July, 2006); 103,040,443 shares issued and outstanding as of September 30, 2006	103,040
Additional paid in capital in excess of par value	20,253,269
Deficit accumulated in the development stage	(21,656,593)
Total stockholders’ equity (deficit)	(1,300,282)
Total Liabilities and Stockholders’ Equity (Deficit)	$38,373

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period from Inception (January 1, 2003) to September 30, 2006
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-
Operating Expenses:
Research and development	85,379	21,125	180,005	63,375	555,068
Sales and marketing	50,903	-	95,216	24,527	195,457
General and administrative	454,857	69,518	784,949	225,417	2,940,318
Total operating expenses	591,139	90,643	1,060,170	313,319	3,690,843
Non-Operating Expenses:
Interest expense (income)	25,501	4,665	170,429	15,914	770,296
Other (income) expense	235	8,750	235	36,610	338,177
Total non-operating expenses	25,376	13,415	170,664	52,524	1,108,473
Loss from Continuing Operations Before Income Taxes	616,875	104,058	1,230,834	365,843	4,799,316
Provision for Income Taxes	-	-	-	-	2,400
Loss from Continuing Operations	616,875	104,058	1,230,834	365,843	4,801,716
Discontinued Operations, net of tax (Note 4)					(222,423)
Net Loss	$616,875	$104,058	$1,230,834	$365,843	$5,024,139
Net Loss Per Share - Basic and Diluted	$0.01	$0.00	$0.02	$0.01
Weighted Average Common Shares - Basic and Diluted	69,168,211	29,087,605	69,168,211	29,087,605

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the period from January 1, 2003 (Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash Flows from Operating Activities
Net loss	$(1,230,834)	$(261,784)	$(4,321,466)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issued for services	222,172	111,544	846,288
Amortization of debt discount	225,008	15,914	805,044
Expenses advanced from notes payable-officers	--	--	600,000
Gain from disposal of discontinued operations	--	--	(480,250)
Changes in operating assets and liabilities
Prepaid expenses	(28,086)	--	7,880
Other current assets	80,000	(63,375)	105,344
Accounts payable	(213,314)	16,176	206,284
Accrued liabilities	(9,661)	36,610	(200,824)
Settlements payable	315,870	637	335,848
Other payables	21,281	--	28,781

Net cash used in operating activities	(617,564)	(248,337)	(2,067,071)

Cash Flows from Financing Activities
Proceeds from Convertible Notes	505,000	50,600	1,686,661
Proceeds form exercise of warrants	60,000	187,500	104,550
Proceeds from conversions to Common Stock	--	7,214	--

Net cash provided by financing activities	565,000	245,314	1,791,211

Net Decrease in cash and cash equivalents	(52,564)	(3,023)	(275,860)

Cash and Cash Equivalents, beginning of period	58,175	2,954	281,471

Cash and Cash Equivalents, end of period	$5,611	$(69)	$5,611

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Debt converted to common stock	705,919	--	1,740,737
Shares issued for acquisition of subsidiary	2,556	--	2,556
Shares issued in settlement of liabilities	389,326	--	389,326
Shares issued to retire notes payable - officers	100,000	--	100,000
Rescission of JEG purchase	--	--	3,600,000

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)

Note 1 - Description of Business

Zeros & Ones, Inc. is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of September 30, 2006, we had two subsidiaries, Rocketstream Holding Company and Zeros & Ones Technologies, Inc. We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

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

Note 2 - Basis of Presentation

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB filed on March 29, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of September 30, 2006 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and the cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on March 29, 2006.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

Note 3 - Restatement of Previously Issued Financial Statements

We have restated our financial statements to correct the previous disclosure of our Convertible Note balance for the fiscal year December 31, 2005. We determined that $100,000 of the outstanding balance was converted to Common Stock as of that date. Therefore the balance as reported was overstated. Corrections were also required to the calculation of beneficial conversion and debt discount as a result of the error. We have also determined that options issued to non-employees for services during the fiscal year December 31, 2004 and December 31, 2005 were carried as liabilities when they should have been presented in the equity section. We have also determined that 300,000 shares of Common Stock were to be issued to an unrelated party in 2004 and this obligation was not accounted for and has been included. Following is a summary of the effects of the restatements:

Balance Sheets:

	As of December 31,
	2005	2004	2003
Convertible debt, net of debt discount:
As originally reported	$503,711	$1,051,070	$468,885
Effect of restatement	(332,649)	11,114	--
As restated	$171,062	$1,062,184	$468,885
Options issued for services:
As originally reported	$163,319	$163,169	--
Effect of restatement	(163,319)	(163,169)	--
As restated	$--	$--	$--
Shareholders’ Equity (Deficit):
As originally reported	$(2,169,437)	$(2,442,371)	$(911,758)
Effect of restatement	495,968	152,055	--
As restated	$(1,673,469)	$(2,290,316)	$(911,758)

 Statements of Operations:

	As of December 31,
	2005	2004	2003
Operating expenses:
As originally reported	$469,354	$1,496,711	$616,608
Effect of restatement	--	48,000	--
As restated	$496,354	$1,544,711	$616,608
Non-operating expenses:
As originally reported	$73,167	$194,668	$370,512
Effect of restatement	(1,630)	123,266	177,826
As restated	$71,537	$317,934	$548,338
Net Loss:
As originally reported	$543,321	$1,692,179	$987,920
Effect of restatement	(1,630)	171,266	177,826
As restated	$541,691	$1,863,445	$1,165,746

Note 4 - Discontinued Operations

In 2002 we purchased 100% of the outstanding stock of Joint Employers Group, Inc. (“JEG”) in exchange for 24.0 million shares of its own Common Stock. The transaction was valued at $3.6 million and accounted for using the purchase method of accounting. JEG operations are principally employee leasing. In early 2003 we were informed that JEG was unable to continue its normal operations due to its inability to maintain workers compensation insurance coverage with the California State Fund. As a result we sold JEG back to the original seller, in effect exchanging the consideration paid during the original transaction.

Operating results, including revenues of $9,905,272 and a pre-tax loss of $257,827, were included in the Consolidated Statement of Operations since the dates of the acquisition. During 2003 we determined that the operations of JEG had been discontinued, and accounted for the operating loss of $257,827 as Discontinued Operations, and recorded a gain of $480,250 on the subsequent return of consideration.

Note 5 - Debt

Convertible Notes - From October 2003 through September 2006 we issued approximately $1,531,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of our stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of September 30, 2006 there were $71,103 of the Notes outstanding, including accrued and unpaid interest and net of discount.

The Notes included Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 2 to 6 years. As of September 30, 2006 we have issued 3,063,054 Note Warrants, and none have been exercised.

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

For the quarter ended September 30, 2006 we recorded a $38,366 credit to debt discount and $5,118 of beneficial conversion which was recorded as interest expense for the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”).

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following:
	September 30, 2006	December 31, 2005
Accrued operating expenses	$143,662	$153,323
Settlements payable	331,063	404,519
Due to officer	28,781	7,500
	$503,506	$565,342

Accrued operating expenses decreased due to the issuance of Common Stock for services. During the quarter the Company recognized an additional $53,266 in accrued compensation payable for amounts due officers earned in prior periods in 2006. Settlements payable decreased from December 2005 due to scheduled payments per the terms of the settlement agreement, and was reduced by $66,702 through the issuance of Common Stock. (see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds)

Note 7- Long term Liabilities

Long term liabilities consist of the following:
	September 30, 2006	December 31, 2005
Notes payable to officers	$500,000	$600,000

Notes payable to officers represent unreimbursed fees and expenses due officers of the Company. The reduction was due to the conversion to Common Stock of $100,000 at the election of the officer. (see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds)

Note 8 - Provision for Income Taxes

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

There was an increase of $209,738 in the valuation allowance for the quarter ended September 30, 2006. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $22,000,000 prior to the expiration of the NOL carryforwards in 2025. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is not likely that we will realize the benefits of these deductible differences at September 30, 2006. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

Note 9 - Acquisition of Rocketstream Holding Corporation

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

The Share Exchange Agreement constitutes a related party transaction. Mark Laisure held 14,000 shares of RHC and Scott Fairbairn held 15,000 shares of RHC. In consideration of the Share Exchange, Mark Laisure received 14,000,000 shares of our common stock and Scott Fairbairn received 15,000,000 shares of our common stock. Mark Laisure is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary and a member of our Board of Directors. Scott Fairbairn is our Chief Technology Officer and a member of our Board of Directors. He is also President of RHC and RocketStream.

Note 10 - Stockholders’ Equity

Increase of authorized stock

On July 5, 2006 our board of directors authorized the increase to the number of common shares we could issue from 100,000,000 to 200,000,000. The par value of $0.001 remains unchanged.

Common Stock

On July 21, 2006 we issued 337,382 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholder, Nancy Havens. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On July 21, 2006 we issued 1,250,000 shares of common stock pursuant to the conversion of $125,000 of Convertible Notes, at the request of the noteholder, Steven Abbadessa. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 31, 2006 we issued 1,900,000 shares of common stock pursuant to the conversion of $190,000 of Convertible Notes, at the request of the noteholder, Pierce Liberman Revocable Living Trust dated August 16, 2000, Pierce Liberman Trustee. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 31, 2006 we issued 53,750 shares of common stock to Anako Enterprises, Inc. and 53,750 shares of common stock to Kenneth McKinnon for services. The Company retired an accrued expense of $66,702 related to services previously provided to the Company. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 we issued 206,234 shares of common stock to David R. Wells for services. The Company retired an accrued expense of $16,910 related to services previously provided to the Company. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 we issued 300,000 shares of common stock to IC Capital, LLC pursuant to an agreement originally entered July 28, 2004. The Company incurred an expense of $48,000 related to this contract, and has restated its prior financial statements accordingly. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 we issued 376,446 shares of common stock to Randall Letcavage and 376,446 shares of common stock to Rosemary Nguyen pursuant to a settlement agreement. The Company incurred an expense of $147,414 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 2,000,000 shares of common stock pursuant to the conversion of $200,000 of Convertible Notes, at the request of the noteholder, Tra Telligman Family Irrevocable Living Trust. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 250,000 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholder, Jeffrey W. Allen and Sandra K Allen. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 1,515,152 shares of common stock to David Lefkowitz pursuant to a settlement agreement. The Company retired an accrued liability of $100,000 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 1,176,471 shares of common stock to Mark M. Laisure at his request to convert an existing liability to common stock. The Company retired an accrued liability of $100,000 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 29, 2006 we issued 500,000 shares of common stock pursuant to the conversion of $500,000 of Convertible Notes, at the request of the noteholder, Hunter Global Ventures, LLC. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 29, 2006 we issued 150,000 shares of common stock pursuant to the conversion of $15,000 of Convertible Notes, at the request of the noteholder, The Catherine T. Ramirez Revocable Trust dated March 22, 2004. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

For the quarter ended September 30, 2006, we issued 6,387,382 shares of Common Stock due to the conversion of Notes, 2,375,544 shares for the conversion of Settlements payable. 506,234 for prior services, and 1,176,471 for the conversion of the officer note payable. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

As of September 30, 2006 we had 103,404,443 shares of Common Stock issued and outstanding.

Preferred Stock

We have 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. As of September 30, 2006 we had 2,000 Preferred Stock issued and outstanding.

On July 24, 2006, the Company’s Board of Directors designated 2,000 shares of preferred stock as Series A Convertible Preferred Stock, and issued 1,000 shares each to its current Chief Executive Officer and Chief Technology Officer. The issuance was accounted for as compensation expense to these officers.

The shares have certain Voting Rights such that at each meeting of the shareholders of the Company (and for purposes of written actions of shareholders in lieu of meetings) with respect to any and all matters presented to the shareholders of the Company for their action or consideration, should the holders of all shares of Series A Convertible Preferred Stock vote alike with respect to a certain matter, then each share of Series A Convertible Preferred Stock shall represent 100,000 votes, with the holders of both the Series A Convertible Preferred Stock and common stock voting together as a single class. However, should the holders of the shares of Series A Convertible Preferred Stock vote differently with respect to a certain matter, then each share of Series A Convertible Preferred Stock shall represent only one vote, with the holders of the Series A Convertible Preferred Stock and common stock voting together as a single class.

For so long as any shares of Series A Convertible Preferred Stock remains outstanding, in addition to any other vote or consent required by law, the vote or written consent of the holders of at least a majority in interest of the outstanding Series A Convertible Preferred Stock, voting as a separate class, shall be necessary for any amendment, alteration, or repeal of any provision of the Company’s Articles of Incorporation or any other corporate action that requires shareholder vote or consent.

As well, the shares have certain Conversion Rights, that upon the (i) written election of all the holders of the Series A Convertible Preferred Stock or (ii) the death of all the holders of the Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock shall automatically convert into one (1) share of common stock.

Note 11 - Options

Stock Option Plan
In July 2000, our board of directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "2000 Plan"). The 2000 Plan permitted the granting of stock options to any employee or director of the Company. Under the terms of the 2000 Plan, 4,500,000 shares were authorized for issuance upon exercise of options. Under the nonqualified plan, options could be granted with an exercise price equal to the fair market value of our stock on the date of the grant and expire 10 (ten) years after the grant date. Vesting was over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four-year vesting.

In July 2006, our board of directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to our employees. Under the terms of the 2006 Plan, under which 10,000,000 shares of common stock are reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. The board also approved the cancellation of the 2000 Plan such that no new options could be issued under that plan.

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

As of September 30, 2006 we had issued no options to employees under the 2006 Plan. Compensation expense relating to employee stock options recognized for the quarter ended September 30, 2006 was $0.

During the quarter ending September 30, 2006 we issued 1,250,000 options to non-employees for services. The options have an average exercise price of $0.10, are fully vested, and have a term of 5 years. We incurred expenses of $92,780 for these options.

Note 12 - Related Party Transactions

During the quarter ended September 30, 2006, we incurred additional obligations to certain employees and consultants in the amount of $37,201 related to deferred compensation for services. The aggregate amount of deferred compensation is $108,150, which was also increased during the quarter ended September 30, 2006 by $53,789 for amounts incurred during prior periods of 2006. The notes payable to our CEO and CTO were reduced by $100,000 to $500,000 through the conversion to Common Stock. The aggregate obligations have no due date and are not accruing interest.

Note 13 - Commitments and Contingencies

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of November 14, 2006.

Note 14 - Subsequent Events

Convertible Notes

Subsequent to the quarter ended September 30, 2006 we issued a Convertible Note (“Note”) to a certain party (“Payee”) providing for a $250,000 principal amount loan to the Company. Principal amounts owing under this Note bears interest at a fixed rate of 12% per annum. The Notes are due and payable 1 year from the date of issuance. The Notes provides for terms similar to Notes previously issued, included the right to convert to Common Stock at a discount, and the right to a certain number of Note Warrants. (see Note 5, Debt, Convertible Notes).

Acquisition of Assets

Subsequent to the quarter ended September 30, 2006 we entered into an Assignment (the “Assignment”) with WAA, LLC (“WAA”), pursuant to which WAA assigned to us all of WAA's right, title, and interest in certain intellectual property, including but not limited to commercial wireless and other communications related patents and license rights, and various rights in connection therewith, in consideration for: i) $150,000 in cash, ii) a Secured Promissory Note in the principal amount of $350,000, bearing interest at a rate of 8% per annum (the “Note”), and iii) a Common Stock Purchase Warrant, exercisable for 7,500,000 common shares of the Registrant at a per share exercise price of $0.07, and with an expiration date of November 9, 2013 (the “Warrant”).

The Assignment further contains the agreement of the parties, following closing of the Assignment, to negotiate in good faith the terms of a definitive employment agreement under which Dana Waldman shall be appointed the Chief Executive Officer of the Company.

In connection with the Assignment we became obligated on the Note on November 9, 2006. Pursuant to the terms of the Note, we are obligated to make quarterly interest payments to WAA beginning on January 1, 2007. Upon an event of default, the interest rate increases from 8% per annum to 10% per annum, calculated from the date of the event of default to the date of payment. The Note matures on November 9, 2009, but upon the occurrence of an event of default, WAA may declare all amounts outstanding under the Note immediately due. The terms of the Note further provide that, in the event that we pay any amounts to certain insiders in repayment of certain debts owed to such insiders, we will concurrently pay an amount equal to one-half of each such payment to WAA, to be applied to any amount outstanding under the Note at the time of each such payment.

The Note is secured by collateral consisting of all of the assets transferred to us pursuant to the Assignment (the “Collateral”), as well as all proceeds and products relating to such Collateral, whether received upon the sale, lease, transfer, damage, or destruction of the Collateral or otherwise (collectively, the “Collateral Derivatives”). Notwithstanding such security, the Note is a full-recourse instrument and, as a result, WAA may elect to proceed directly against us upon the occurrence of an event of default, as defined therein. The security interest of WAA in the Collateral and the Collateral Derivatives shall terminate upon the complete and unconditional performance of all obligations of the Company under the Note.

In connection with the Assignment, we issued a Warrant to WAA to purchase 7,500,000 shares of our common stock. The issuance of the Warrant was exempt from the registration requirements of the Securities Act of 1933 (the “Act”), under Regulation D and the rules thereunder, including Rule 506 insofar as: (1) WAA is an accredited investor within the meaning of Rule 501(a); (2) the transfer of the Warrant was restricted by us in accordance with Rule 502(d); (3) there were no other non-accredited investors involved in the transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Act within the twelve months preceding the transaction; and (4) the offer and sale of the Warrant was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).

The Warrant may be exercised by payment to us in the form of cash or certified or official bank check, in either case, in an amount equal to the applicable aggregate exercise price for the number of shares of common stock specified in the exercise notice. At the option of WAA, the Warrant may also be exercised without payment, by way of an exchange, pursuant to which WAA shall be entitled to receive that number of shares of common stock having an aggregate market value on the date of exercise equal to the difference between the market value of the total number of shares being exercised and the aggregate exercise price thereof.

Addition to Board of Directors

Subsequent to the quarter ended September 30, 2006 Dana Waldman was appointed as a member of our Board of Directors.

Note 15 - Going Concern

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

Results of Operations

Three-Month Period Ended September 30, 2006

We had no revenues for the three months ended September 30, 2006, or for the corresponding period ended September 30, 2005. Our spending for the three months ended September 30, 2006 increased from the same period in 2005 as we increased our research and development efforts with the Rocketstream product line. As a result our expenses went from $21,125 during the three months ended September 30, 2005 to $85,379 during the three months ended September 30,2006. Similarly, we incurred sales and marketing expenses of $50,903 as we begun efforts to sell the developed products, where in the year prior we had no sales and marketing costs. For the three months ended September 30, 2006 general and administrative expenses of $454,857 were primarily related to costs for management and outside services, which totaled $209,683 and some of which have been accrued as of September 30, 2006. Also included were advisory services of $273,128 all of which were paid by stock or options.

Nine-Month Period Ended September 30, 2006

We had no revenues for the nine months ended September 30, 2006, or for the corresponding period ended September 30, 2005. Our spending for the nine months ended September 30, 2006 increased from the same period in 2005 as we increased spending on research and development spending from $63,375 to $180,005, as well sales and marketing expenses increased from $24,527 to $95,216. For the nine months ended September 30, 2006 general and administrative expenses totaled of $784,949 and were primarily related to costs for management and outside services, which totaled $484,969 and some of which have been accrued as of September 30, 2006. Also included were advisory services of $273,128 all of which were paid by stock or options and are not expected as recurring costs.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of ($800,282) as compared to working capital of ($1,073,469) at December 31, 2005. During the nine months ended September 30, 2006, net cash used in operations was 617,564 and consisted principally of a net loss of $1,230,834 and was offset by stock based compensation and services of 222,172 and other non-cash charges (including interest) of $131,271. Accrued expensed decreased by $100,000 due to the settlement of an outstanding liability, and accounts payable was reduced by $80,000 due to the offset of stock held on deposit for legal services.

Our current cash on hand at September 30, 2006, would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. Following the quarter ended September 30, 2006, we have been successful in closing upon approximately $250,000 received under the Convertible Notes (see Note 14 - Subsequent Events). We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2005, we incurred a net pre tax loss of $541,691 and, for the fiscal year ended December 31, 2004, we incurred a net pre tax loss of $1,863,445. Our auditors for that period, Armando Ibarra LLC, issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2005 noting that while we has recently obtained additional financing, the sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurately preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company’s CEO and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company’s disclosure controls and procedures were not effective.

In connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2006, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company’s independent registered public accounting firm, Chang Park, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of September 30, 2006:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of audit committee to oversee the Company’s accounting and financial reporting processes, as well as approval of the Company’s independent auditors.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the CEO and Principal Financial and Accounting Officer, have concluded that as of September 30, 2006, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. During the quarter ended September 30, 2006 the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2006 we issued 163,810 shares of common stock pursuant to the conversion of $25,800 of Convertible Notes, at the request of the noteholder, Richard McGee. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On July 21, 2006 we issued 337,382 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholder, Nancy Havens. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On July 21, 2006 we issued 1,250,000 shares of common stock pursuant to the conversion of $125,000 of Convertible Notes, at the request of the noteholder, Steven Abbadessa. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On July 24, 2006, the Company’s Board of Directors designated 2,000 shares of preferred stock as Series A Convertible Preferred Stock, and issued 1,000 shares each to its current Chief Executive Officer and Chief Technology Officer. The issuance was accounted for as compensation expense to these officers.  The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 31, 2006 we issued 1,900,000 shares of common stock pursuant to the conversion of $190,000 of Convertible Notes, at the request of the noteholder, Pierce Liberman Revocable Living Trust dated August 16, 2000, Pierce Liberman Trustee. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 31, 2006 we issued 53,750 shares of common stock to Anako Enterprises, Inc. and 53,750 shares of common stock to Kenneth McKinnon for services. The Company retired an accrued expense of $66,702 related to services previously provided to the Company. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 we issued 206,234 shares of common stock to David R. Wells for services. The Company retired an accrued expense of $16,910 related to services previously provided to the Company. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 we issued 300,000 shares of common stock to IC Capital, LLC pursuant to an agreement originally entered July 28, 2004. The Company incurred an expense of $48,000 related to this contract, and has restated its prior financial statements accordingly. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 we issued 376,446 shares of common stock to Randall Letcavage and 376,446 shares of common stock to Rosemary Nguyen pursuant to a settlement agreement. The Company incurred an expense of $147,414 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 2,000,000 shares of common stock pursuant to the conversion of $200,000 of Convertible Notes, at the request of the noteholder, Tra Telligman Family Irrevocable Living Trust. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 250,000 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholder, Jeffrey W. Allen and Sandra K Allen. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 1,515,152 shares of common stock to David Lefkowitz pursuant to a settlement agreement. The Company retired an accrued liability of $100,000 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 we issued 1,176,471 shares of common stock to Mark M. Laisure at his request to convert an existing liability to common stock. The Company retired an accrued liability of $100,000 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 29, 2006 we issued 500,000 shares of common stock pursuant to the conversion of $500,000 of Convertible Notes, at the request of the noteholder, Hunter Global Ventures, LLC. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 29, 2006 we issued 150,000 shares of common stock pursuant to the conversion of $15,000 of Convertible Notes, at the request of the noteholder, The Catherine T. Ramirez Revocable Trust dated March 22, 2004. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders
On July 5, 2006, our shareholders holding an aggregate of 59,015,698 shares of common stock approved:

•	the increase of the authorized number of shares from 100,000,000 to 200,000,000 (the par value of $0.001 remains unchanged);

•	the issuance of 2,000 shares of Series A Convertible Preferred Stock as more fully described in Note 10, Stockholder’s Equity, Preferred Stock; and

•	the 2006 Incentive Stock Option Plan as more fully described in Note 11 Options.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	DESCRIPTION

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Dated: November 20, 2006	/s/ Mark M. Laisure
Mark M. Laisure,
Chairman of the Board, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)