Form 10KSB/A
period 2003-12-31
ZEROS & ONES INC
filed 2007-03-15
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission file number: 33-26531-LA

ZEROS & ONES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0241079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7119 Sunset Blvd. Suite #318 Hollywood, California	90046
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 710-6637

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for the most recent fiscal year: $0.00.

Check if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No[ X ].

The aggregate market value of common stock of the Company, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant as of December 31, 2003, was approximately $5,082,000. The Company's Common Stock is currently traded on the Over- the- Counter Bulletin Board.

There were 114,333,043 shares of Common Stock issued and outstanding as of March 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

EXPLANATORY NOTE

This amendment No. 1 to Annual Report on Form 10-KSB is being filed by the Registrant to correct the Registrant's financial statements filed for the fiscal year December 31, 2003. The Registrant determined that its 10-KSB previously filed did not conform to the then applicable requirements and omitted most of the sections required by the Securities and Exchange Commission (“SEC”). Also, the Form 10-KSB originally filed contained an audit opinion from the firm of Armando Ibarra, CPA which was not issued by this firm. Accordingly, the Registrant has re-filed its financial statements as unaudited. These statements have been restated in their entirety. The Registrant has also restated its Item 6, Management Discussion and Analysis, and included all other sections using the disclosure requirements as specified by the SEC. Additional information concerning the restatement of the financial statements is contained in Item 7., Financial Statements, in Note 3 to the consolidated financial statements.

The Registrant in filing this Form 10-KSB for the period ended December 31, 2003 has omitted certain disclosures related to subsequent events that are more fully described in Form 10-KSBs for subsequent periods and other SEC filings. This has been done to limit confusion and to enhance the readers understanding of the events that occurred during the fiscal year presented.

 PART I.

This Annual Report on Form 10-KSB/A contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Zeros & Ones, Inc. (the “Company”) operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimated”, “predicts”, “potential”, “continue” or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB/A. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB/A could cause its actual results to differ significantly from those contained in any forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB/A to conform forward-looking statements to actual results.

ITEM 1.	Description of Business

The Company operates on limited capital resources. The Company cannot provide assurances regarding its ability to meet any sales targets, as it may be affected by many factors not within its control, including acceptance of its products by consumers, competition, technological advances by others, and general economic and political issues. Further, all of the potentially adverse factors that can affect a business in its line are more likely to affect a new company than an established enterprise.

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

The Company was also affected by the cessation of operations of Joint Employers Group. (see “Item 7, Financial Statements, Note 4, Discontinued Operations”). This decision was due to the loss of workers compensation insurance coverage for its employees. As a result, the Company is deemed to have re-entered the development stage on January 1, 2003.

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

Competitive Business Environment

The technology and data transmission industries are highly competitive and the Company's management expects this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Third party competitors could develop products and technologies that could render the Company's products and technologies obsolete. Many of the Company's competitors have greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and greater brand name recognition. As a result, these competitors may be in a better position than the Company to respond quickly to, or significantly influence, rapid technological change and consumer demand.

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

In addition to the foregoing, a slowdown affecting the general growth in demand for data transmission and related products and services could harm the Company's plan of operations and prospects for achieving profitability. The markets for the Company's potential products and services depend upon economic conditions that affect the broader computer technology and related markets. Downturns in any of these markets may cause end-users to delay or cancel orders for such products and services.

Patents, Proprietary Technology and Other Intellectual Property

As the Company develops or acquires new assets that could have commercial value and would be protected under current or future patent laws, the Company will then rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company seeks to avoid disclosure of any trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company. The Company also relies on unpatented proprietary know-how in developing its products and services, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know-how.

Irrespective of the foregoing, the Company cannot be certain that these methods of protecting its proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide the Company with meaningful protection from competitors. If a competitor were to infringe on the Company's patents, the costs of enforcing the Company's patent rights might be substantial or even prohibitive. Likewise, the Company cannot be sure that others will not independently develop any trade secrets and know-how or obtain access to them.

Governmental Regulation

The Company currently believes that any acquired assets in the intended entertainment or technology fields will not be subject to approval from the United States government, with the exception of export restrictions to certain countries. Any acquired business operations in such industries will likely not fall under federal, state, or local environmental regulations.

ITEM 2.	Description of Property

As of March 1, 2007 the Company has its executive offices at 7119 Sunset Blvd. Suite #318, Hollywood, California 90046. The Company leases this facility on a month-to-month basis.

ITEM 3.	Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending December 31, 2003. See Item 7, Financial Statements, Note 12, Commitments and Contingencies.

During the year ended December 31, 2003, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to December 31, 2003, the litigation was settled and the shares were cancelled.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5.	Market for Common Equity and Related Stockholder Matters

The Common Stock currently trades on the Over-the-Counter Bulletin Board (“OTC Bulletin Board ”)under the symbol “ZROS.”

The following table sets forth the quarterly closing sales prices of the Common Stock for 2002 and 2003 as reported by Yahoo! Finance. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2002	High	Low	2003	High	Low
First Quarter	$0.16	$0.06	First Quarter	$0.04	$0.01
Second Quarter	$0.14	$0.04	Second Quarter	$0.07	$0.01
Third Quarter	$0.05	$0.03	Third Quarter	$0.25	$0.05
Fourth Quarter	$0.07	$0.03	Fourth Quarter	$0.24	$0.16

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of the Common Stock on December 31, 2003 was $0.23 and the closing price on March 1, 2007 was $0.54. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the Common Stock.

Common Stock Holders

As of December 31, 2003, there were approximately 500 holders of record of the Common Stock. The Company believes that additional beneficial owners of Common Stock hold shares in street names.

Dividends

The Company has not declared any cash dividends on its Common Stock. The declaration and payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

Equity Compensation Plan

In July 2000, the Company's Board of Directors approved a stock option plan for employees and consultants (the “Plan”). During the year ended December 31, 2003, the Company did not grant any new options under the Plan. Prior to 2003 the Company had outstanding 100,000 options under the Plan. For further information on the Company's equity compensation plan see Item 7, Financial Statements under Note 10, Stock Options.

Recent Issuances of Unregistered Securities

The following is a description of all equity securities of the Company sold by the Company during the period covered by this Annual Report on Form 10-KSB/A that were not registered under the Securities Act of 1933, as amended (“Securities Act”) and not previously reported in a Quarterly Report on Form 10-QSB, or in a Current Report on Form 8-K.

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

ITEM 6.	Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB/A. This Annual Report on Form 10-KSB/A, and in particular this Item 6, “Management's Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or future performance. These future events and future performance involve certain risks and uncertainties, which have described in this Annual Report on Form 10-KSB/A under this Part 1, Item 1, “Description of Business.” Actual events or actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Significant Events During Fiscal Year 2003

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of its results of operations and financial condition, and is used by management in assessing the Company's performance and making managerial decisions. The following significant events impacted the Company's financial condition during this fiscal year and will have a significant influence on its condition in future reporting periods.

Convertible Notes

In May 2003, the Company offered for sale and sold a certain amount of convertible notes, with an interest rate of 12% per annum, and with a maturity of 1 year (the “Notes”). The terms of the Notes provide that the holder of the Notes, at its option, could convert the principal and interest of the Notes into Common Stock at any time at a conversion price equal to the average of the last five (5) trading days closing price, less a discount ranging from 25% to 35%. The Company issued approximately $474,000 of the Notes during the year ended December 31, 2003.

Critical Accounting Policies

In accordance with SEC guidance, those material accounting policies that the Company believes are the most critical to an investor's understanding of the Company's financial results and condition are discussed below.

The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements. Certain of these policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by the Company's management to determine the appropriate assumptions to be used in the determination of certain estimates.

Going Concern

The Company is subject to the risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Since inception the Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will generate positive operating income from its operating activities again, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2007. The Company anticipates that revenue from normal operations will occur in 2007, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will achieve profit from normal operations, and expects that additional capital will be required to support both on-going losses and the anticipated revenue. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2007.

Results of Operations

Twelve months ended December 31, 2003

The Company had no revenues for the twelve months ended December 31, 2003. The Company's spending for operations for the twelve months ended December 31, 2003 totaled $616,608. The Company's spent $75,000 on research and development, and $930 on sales and marketing. In 2003 total general and administrative expenses of $540,678 were related to costs for management and outside services. Non-operating expenses of $295,074 were related to financing costs, and the Company had a net gain from Discontinued Operations of $222,423. The net loss for the period was $690,059.

Liquidity and Capital Resources

At December 31, 2003, the Company had working capital of ($607,895). During the twelve months ended December 31, 2003, net cash used in operations was $719,834 and consisted principally of a net loss of $690,059 and was offset by stock-based compensation and services of $44,550, a non-cash gain from disposal of discontinued operations of $480,250 and debt discount and deferred loan cost amortization of $289,774. Cash flows were also affected by the sale of Notes for $474,000,

The Company's current cash on hand at December 31, 2003, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2003, the Company has been successful in closing additional funding under the Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended December 31, 2003, the Company incurred a net pre-tax loss from continuing operations of $911,682.

Events Subsequent to Fiscal Year Ended December 31, 2003

See Explanatory Note.

ITEM 7.	Financial Statements

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

As of December 31, 2003(1)
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$16,637
Deferred loan costs	4,373
Other current assets	169,000
Total current assets	190,010
Total Assets	$190,010
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$316,208
Accrued liabilities	12,000
Convertible debt, net of debt discount	402,995
Settlements payable	66,702
Total Current Liabilities	797,905
Long Term Liabilities
Notes payable – Officers	50,000
Total Liabilities	847,905
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized 25,916,089 shares issued and outstanding	25,916
Additional paid in capital in excess of par value	17,711,607
Accumulated deficit – prior operations	(17,711,359)
Deficit accumulated in the development stage	(690,059)
Total stockholders’ equity (deficit)	(657,895)
Total Liabilities and Stockholders’ Equity (Deficit)	$190,010

(1)As restated – see Note 3

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

	For the Year Ended December 31, 2003(1) (Unaudited)	For the Period from January 1, 2003(Inception) to December 31, 2003(1) (Unaudited)
Revenues	$-	$-
Cost of Sales	-	-
Gross Profit (Loss)	-	-
Operating Expenses:
Research and development	75,000	75,000
Sales and marketing	930	930
General and administrative	540,678	540,678
Total operating expenses	616,608	616,608
Non-Operating Expenses:
Interest expense (income)	295,074	295,074
Other (income) expense	-	-
Total non-operating expenses	295,074	295,074
Loss From Continuing Operations Before Income Taxes	911,682	911,682
Provision for Income Taxes	800	800
Loss from Continuing Operations	912,482	912,482
Discontinued Operations (Note 4):
Loss from Operations, net of tax ($0)	(257,827)	(257,827)
Gain from Disposal, net of tax ($0)	480,250	480,250
Gain from Discontinued Operations	222,423	222,423
Net Loss	$690,059	$690,059
Net Loss Per Share – Basic and Diluted:
Continuing Operations	$(0.04)
Discontinued Operations	0.01
Net Loss	$(0.03)
Weighted Average Common Shares – Basic and Diluted	25,644,242

 (1)As restated – see Note 3

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity / (Deficit)

From January 1, 2003 (Inception) through December 31, 2003(1) (Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid - in Capital	Accumulated Deficit – Prior Operations	Deficit Accumulated in the Development Stage		Total

Balance, December 31, 2002	48,511,858	$48,512	$--	$--	$20,886,872	$(17,711,359)	$		$3,224,025

Shares retired in JEG disposition	(24,000,000)	(24,000)	--	--	(3,576,000)	--		--	(3,600,000)
Reconcile outstanding shares with transfer agent	1,069,231	1,069	--	--	(1,069)	--		--	--
Shares issued for services	335,000	335	--	--	44,215	--		--	44,550
Fair value of warrants issued with Convertible Notes	--	--	--	--	102,794	--		--	102,794
Beneficial Conversion Feature of Convertible Notes	--	--	--	--	260,795	--		--	260,795
Net loss	--	--	--	--	--	--		(690,059)	(690,059)
Balance, December 31, 2003	25,916,089	$25,916	$--	$--	$17,717,607	$(17,711,359)		$(690,059)	$(657,895)

(1)As restated – see Note 3

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the period from January 1, 2003 (Inception) to
December 31, 2003(1) (Unaudited)
Cash Flows from Operating Activities
Net loss	$(690,059)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock and options issued for services	44,550
Amortization of debt discount and deferred loan costs	289,774
Gain from disposal of discontinued operations	(480,250)
Changes in operating assets and liabilities:
Notes payable - officers	50,000
Prepaid expenses	(169,000)
Accounts payable	258,446
Accrued liabilities	(24,608)
Settlements payable	1,313

Net cash used in operating activities	(719,834)

Cash Flows from Financing Activities
Proceeds from convertible debt	474,000
Repayment of convertible debt	(19,000)

Net cash provided by financing activities	455,000

Net decrease in cash and cash equivalents	(264,834)

Cash and Cash Equivalents, beginning of period	281,471

Cash and Cash Equivalents, end of period	$16,637

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Deferred loan costs	$7,563
Rescission of JEG purchase	3,600,000

(1)As restated – see Note 3

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the year ended December 31, 2003

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

During the first quarter of 2002, the Company announced the completion of the acquisition of Joint Employers Group (“JEG”) which was intended to become a wholly owned subsidiary of the Company. During the first quarter of 2003 the acquisition was rescinded and all consideration was returned. Operating results for JEG during 2003 were treated as Discontinued Operations (see Note 4). As a result, the Company is deemed to have re-entered the development stage on January 1, 2003.

The Company has a limited operating history and no revenues. Located in Hollywood, California, the Company is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company's corporate website is www.zerosones.com.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. For the last 5 fiscal years, the Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will generate positive revenues from its operating activities again, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2007. The Company anticipates that revenue from normal operations will occur in 2007, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether that it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses and the anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2007.

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

Accounts Receivable - Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2003 the Company had no Accounts Receivable.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes. At December 31, 2003 the Company had no Property and Equipment.

Impairment of Long-Lived Assets - Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. At December 31, 2003 the Company had no Long-Lived Assets.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 3,048,000 shares at December 31, 2003.

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company's financial instruments, including certain assets, accounts payable, accrued liabilities and debt, the carrying amounts approximate fair value due to their maturities.

Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The Company's product revenues are anticipated from, and will likely be concentrated in the technology industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Financial instruments that subject the Company to credit risk could consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. The Company maintains its cash accounts with high credit quality financial institutions. At times cash deposits may be in excess of Federal Deposit Insurance Corporation's limits. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk.

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

3.	Restatement of Previously Issued Financial Statements

The Company has restated its financial statements to correct the previous accounting for its Convertible Note transactions for the fiscal year December 31, 2003 made in the filing, on March 29, 2006, of its 10-KSB filing for the periods ended December 31, 2003, 2004 and 2005. Also, the Company has corrected its treatment of deferred services, reporting payments in stock when issued not when committed, as previously reported. As previously disclosed, the Company also restated its financial statements to correct the accounting for the discontinued operations discussed in Note 4. Following is a summary of the effects of the restatements:

	As originally reported	Effects of Restatement	As restated
Balance Sheet
Assets:
Cash and cash equivalents	$16,637	$-	$16,637
Deferred loan costs	-	4,373	4,373
Other current assets	169,000	-	169,000
Total current assets	185,637	4,373	190,010
Total Assets	$185,637	$4,373	$190,010
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable	$316,208	$-	$316,208
Accrued liabilities	195,600	(183,600)	12,000
Convertible debt, net of debt discount	468,885	(65,890)	402,995
Settlements payable	66,702	-	66,702
Total Current Liabilities	1,047,395	(249,490)	797,905
Long Term Liabilities	50,000	-	50,000
Stockholders’ Equity (Deficit)	(911,758)	253,863	(657,895)
Total Liabilities and Stockholders’ Equity (Deficit)	$185,637	$4,373	$190,010

Statement of Operations
Operating Expenses:
Research and development	$75,000	$-	$75,000
Sales and marketing	930	-	930
General and administrative	540,678	-	540,678
Total operating expenses	616,608	-	616,608
Non-Operating Expenses	370,512	(75,438)	295,074
Loss From Continuing Operations Before Income Taxes	987,120	(75,438)	911,682
Provision for Income Taxes	800	-	800
Loss from Continuing Operations	987,920	(75,438)	912,482
Gain from Discontinued Operations	-	222,423	222,423
Net Loss	$987,920	$(297,861)	$690,059
Net Loss Per Share – Basic and Diluted:
Continuing Operations	$(0.04)	$0.00	$(0.04)
Discontinued Operations	-	0.01	0.01
Net Loss	$(0.04)	$0.01	$(0.03)
Weighted Average Common Shares – Basic and Diluted	25,644,242	-	25,644,242

4.	Discontinued Operations

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

5.	Debt

Convertible Notes - For the year ending December 31, 2003 the Company issued approximately $474,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of December 31, 2003 there were $402,995 Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is 6 years. As of December 31, 2003 the Company has issued 948,000 Note Warrants, and none have been exercised.

The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the Notes. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company determined that the Notes also had a beneficial conversion feature, which the Company recognized as interest expense immediately as the notes were convertible upon issuance.

In total, the Company recorded $102,794 of debt discount and $260,795 of beneficial conversion, of which $286,584 was recorded as interest expense for the year ended December 31, 2003.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

6.	Accrued Liabilities

Accrued liabilities, amounting to $12,000 at December 31, 2003, consist of accrued operating expenses.

7.	Long term Liabilities

Long term liabilities, amounting to $50,000 at December 31, 2003, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

8.	Provision for Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

There was an increase of $686,869 in the accumulated deficit for the year ending December 31, 2003. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $19,000,000 prior to the expiration of Net Operating Loss carryforwards in 2021. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2003. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

9.	Stockholders' Equity

 Common Stock

The Company has authorized 100,000,000 shares of Common Stock, $001 par value. As of December 31, 2003 the Company had 25,916,089 shares of Common Stock issued and outstanding.

Common Stock Issued for Compensation and Consulting Services

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

JEG disposition

As further described in Note 4,, the Company received 24,000,000 shares of its Common Stock as a result of the rescission of the JEG acquisition during the year ended December 31, 2003.

Preferred Stock

The Company has authorized 2,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2003 the Company had no Preferred Stock issued or outstanding.

10.	Options

Stock Option Plan

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

The Company issued options for 100,000 shares prior to 2003. During the year ending December 31, 2003, the Company issued no new options to employees under the Plan. Compensation expense relating to employee stock options recognized in the year ending December 31, 2003 was $0.

11.	Related Party Transactions

Payable to Officer - During the year ended December 31, 2003, the Company incurred obligations to its current Chairman and CEO in the amount of $50,000. These amounts represent estimates of unreimbursed expenses and other costs incurred while performing services for the Company. The obligation has no due date and is not accruing interest. The obligations are classified as long-term since the Company has received assurances from the officers that they will not seek repayment of the amounts within the next twelve months.

12.	Commitments and Contingencies

Litigation – During the year the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to December 31, 2003 the litigation was settled and the shares were cancelled.

IRS Claim – During 2006, the Company became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from the Company, the IRS completed returns on behalf of the Company, assessed interest and penalties for late filing, and began collection procedures against the Company for approximately $410,000 as of December 31, 2006. The Company believes that the IRS claims are in error, and has begun discussions with the IRS to resolve the matter.

Guarantees

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2003.

13.	Subsequent Events

See Explanatory Note.

14.	Going Concern

The Company is subject to the risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2007. The Company anticipates that revenue from normal operations will occur in 2007, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will achieve profit from normal operations, and expects that additional capital will be required to support both on-going losses and the anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2007.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurate preparation of its financial statements. It did not review its processes with any outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's CEO concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective.

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2003, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of December 31, 2003:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

(3) lack of independent auditors engaged to audit its accounting procedures, control processes, and financial reports.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the CEO, have concluded that as of December 31, 2003, the disclosure controls and procedures were not effective. However, subsequent to December 31, 2003, and during the calendar year 2006, the Company undertook corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects. It also identified and retained an outside auditor that is qualified with the PCAOB.

Changes in Internal Control Over Financial Reporting

Subsequent to the year ended December 31, 2003, and during the calendar year 2006, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

The Company intends to continue to evaluate the remediation efforts addressing the material weaknesses identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that it will undergo during its 2007 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to continue to review, evaluate and strengthen its controls and processes. The Board of Directors is performing oversight of the implementation of enhancements and improvements to its internal controls, and will transfer this responsibility to the Audit Committee once formed.

ITEM 8B.	Other Information

None

 PART III.

ITEM 9.	Directors, Executive Officers, Promoters, and Control Persons

On September 1, 2003 Mark M. Laisure joined the Board of Directors. On December 21, 2005, upon the resignation of Robert J. Holtz, Mr. Laisure became the Chairman and sole remaining member of the Board of Directors.

The names of the members of the Company's Board of Directors as of December 31, 2003, are set forth below:

Name	Positions and Offices Held	Since
Robert Holtz	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	Inception (1999)(1)
Mark M Laisure	Director	May 16, 2003(2)

(1)

Resigned from positions and offices held on December 21, 2005.

(2)

Mr. Laisure was a director as of December 31, 2003.  Since that time, he has been appointed Chairman of the Board, Chief Financial Officer and Secretary.

Audit Committee Financial Expert

Due to limited resources, the Company does not have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its audit committee.

Audit Committee

Due to limited resources, the Company does not have an audit committee in accordance with Section 3(2)(58)(A) of the Exchange Act.

Shareholder Recommendation of Board Nominees

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

Due to limited resources, the Company has not adopted a Code of Ethics.

ITEM 10.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2003 (i) the individual who served as the Company's chief executive officer (“CEO”) during fiscal year 2003; and (ii) the Company's four most highly compensated employees other than the CEO who were serving as executive officers as of December 31, 2003.

Summary Compensation Table

Annual Compensation

Name and Position	Year	Salary ($)	Bonus ($)	Other ($)	Annual Compensation ($)
Robert J. Holtz,	2003	144,612	--	--	144,612
CEO (until December 21, 2005)

Mark M. Laisure,	2003	66,000	--	--	66,000
Chairman, CEO and President
(CEO after December 21, 2005)

Option/SAR Grants in Fiscal Year 2003

The Company did not grant any stock options during the fiscal year ended December 31, 2003. The Company did not grant any stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2003.

There were no exercises of options for the fiscal year ended December 31, 2003 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Director Compensation

No directors are compensated for their services as Directors.

Employment Contracts

There was no employment contract between the Company and its officers at December 31, 2003.  Since December 31, 2003, the Company entered into an employment agreement with Mr. Laisure and employment agreements with each of two other officers, Messrs. Dana Waldman and Scott Fairbairn. Information regarding the employment agreements are contained in the Company’s Current Report on Form 8-K filed on February 15, 2007.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is unable to reliably provide this information for the period ended December 31, 2003 as of the filing date of this document.

ITEM 12.	Certain Relationships and Related Transactions

During the year ended December 31, 2003 the Company incurred costs related to its CEO. Due to limited cash resources the Company has incurred liabilities on their behalf, primarily for the reimbursement of costs associated with the performance of their positions with the Company. For the year ended December 31, 2003 these costs totaled $50,000.

ITEM 13.	Exhibits, Financial Statements and Reports on Form 8-K

Exhibits

3.1.	Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

3.2.	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

21.	List of Subsidiaries

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth fees for audit services during the fiscal year 2003:

2003
Audit fees	$-
Audit related fees(1)	-
Tax fees	-
All other fees	-
Total	$-

(1)	During year 2003 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Date: March 15, 2007	By:	/s/ Dana R. Waldman
Dana R. Waldman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dana R. Waldman
DANA R. WALDMAN	Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ Mark M. Laisure
MARK M. LAISURE	Chairman of the Board, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Scott Fairbairn
SCOTT FAIRBAIRN	Director	March 15, 2007

/s/ Volker Anhaeusser
VOLKER ANHAEUSSER	Director	March 15, 2007