Form 10QSB/A
period 2003-03-31
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

 [ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value, as of March 23, 2007 was 116,872,816 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

ZEROS & ONES, INC.

FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB is being filed by the Registrant to correct the Form 10-QSB for the period ended March 31, 2003, originally filed on June 23, 2003. The Registrant determined that the Form 10-QSB filed by prior management did not conform to the then applicable requirements and omitted certain information. The previously filed Form 10-QSB, including the financial statements included in Part I, Item 1, is being restated in its entirety.

In filing this Form 10-QSB for the period ended March 31, 2003, the Registrant is omitting certain disclosures of subsequent events that are more fully described in Forms 10-KSB and other SEC filings for subsequent periods. This has been done to limit confusion and to enhance the reader’s understanding of the events that occurred during the periods presented.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2003 (1)

(Unaudited)

Assets

Current Assets	$-

Total Assets	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$134,340
Settlements payable	65,389
Total Current Liabilities	199,729
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 25,581,089 shares issued and outstanding	25,581
Additional paid in capital in excess of par value	17,309,803
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	176,246
Total stockholders’ equity (deficit)	(199,729)
Total Liabilities and Stockholders’ Equity (Deficit)	$-

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003 (1)

 (Unaudited)

Revenues	$-
Cost of Sales	-
Gross Profit (Loss)	-

Operating Expenses:
Research and development	-
Sales and marketing	-
General and administrative	46,177
Total operating expenses	46,177

Non-Operating Expenses:
Interest expense (income)	-
Other (income) expense	-
Total non-operating expenses	-

Loss from Continuing Operations Before Income Taxes	46,177
Provision for Income Taxes	-
Loss from Continuing Operations	46,177
Discontinued Operations, net of tax (Note 4):
Loss from operations, net of tax ($0)	(257,827)
Gain on disposal, net of tax ($0)	480,250
Gain from discontinued operations	222,423

Net Income	$176,246
Net Income Per Share – Basic and Diluted:
Continuing Operations	$(0.00)
Discontinued Operations	$0.01
Net Loss	$0.01
Weighted Average Common Shares – Basic and Diluted	25,569,209

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 (1)

(Unaudited)

Cash Flows from Operating Activities
Net Income	$176,246
Adjustments to reconcile net income to net cash used in operating activities
Gain from disposal of discontinued operations	(480,250)
Changes in operating assets and liabilities
Accounts payable	76,578
Accrued liabilities	(29,045)

Net cash used in operating activities	(256,471)

Cash Flows from Financing Activities
Repayment of convertible debt	(25,000)

Net cash used in financing activities	(25,000)

Net decrease in cash and cash equivalents	(281,471)

Cash and Cash Equivalents, beginning of period	281,471

Cash and Cash Equivalents, end of period	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$3,600,000

 (1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.	Organization and Nature of Operations .

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

During the first quarter of 2002, the Company announced the completion of the acquisition of Joint Employers Group (“JEG”) which was intended to become a wholly owned subsidiary of the Company. During the first quarter of 2003 the acquisition was rescinded and all consideration was returned. Operating results for JEG during 2003 are treated as Discontinued Operations (see Note 4). As a result, the Company is deemed to have re-entered the development stage on January 1, 2003.

The Company has a limited operating history and no revenues. Located in Los Angeles, California, the Company is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company's corporate website is www.zerosones.com.

2.	Basis of Presentation

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB/A filed on March 15, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB/A filed on March 15, 2007.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

3.	Restatement of Previously Issued Financial Statements .

The Company has determined that the financial statements filed by prior management with Form 10-QSB were incomplete and inaccurate. Current management is unable to recreate the financial statements as originally filed, and is therefore resubmitting the accompanying financial statements in their entirety.

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

Operating results, including revenues of $9,905,272 and a pre-tax loss of $257,827, were included in the Consolidated Statement of Operations since the dates of the acquisition. During the three months ended March 31, 2003 the Company determined that the operations of JEG had been discontinued, and accounted for the operating loss of $257,827 as Discontinued Operations, and recorded a gain of $480,250 on the subsequent return of consideration.

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

There was a decrease of $176,246 in the accumulated deficit for the quarter ended March 31, 2003. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $19,000,000 prior to the expiration of the net operating loss carryforwards in 2021. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at March 31, 2003. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

6.	Stock Options

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

The Company issued options for 100,000 shares prior to 2003. Compensation expense relating to employee stock options recognized for the quarter ended March 31, 2003 was $0.

7.	Commitments and Contingencies

Litigation – During the year, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to March 31, 2003, the litigation was settled and the shares were cancelled.

IRS Claim – During 2006, the Company became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from the Company, the IRS completed returns on behalf of the Company, assessed interest and penalties for late filing, and began collection procedures against the Company for approximately $410,000 as of December 31, 2006. The Company believes that the IRS claims against the Company are in error, and has begun discussions with the IRS to resolve this matter.

Guarantees

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2003.

8.	Subsequent Events

See Explanatory Note.

9.	Going Concern

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements in this Form 10-QSB/A are forward-looking and should be read in conjunction with cautionary statements in Zeros & Ones, Inc. other SEC filings, reports to stockholders and news releases. Such forward-looking statements, which reflect our current view of product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons. These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) market acceptance and unanticipated risks associated with introducing new products and features; (vi) sales and distribution issues, (vii) dependence on suppliers, (viii) limited backlog and (vi) other events and important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they were made, and except as required by law, we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Three-Month Period Ended March 31, 2003

We had no revenues for the three months ended March 31, 2003.  Our spending for the three months ended March 31, 2003 consisted of general and administrative expenses in the amount of $46,177. As further described in Note 4 to the consolidated financial statements, we discontinued the operations of JEG during the three months ended March 31, 2003 and recorded a loss from operations of $257,827 and a gain from disposal of JEG of $480,250.

Liquidity and Capital Resources

At March 31, 2003, we had working capital of ($199,729). During the three months ended March 31, 2003, net cash used in operations was $256,471 and consisted principally of net income of $176,246 that was offset by a non-cash gain on disposal of discontinued operations of $480,250.

The Company's current cash on hand at March 31, 2003, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2003, the Company has been successful in closing additional funding by issuing Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurately preparation of its financial statements. Based on this evaluation, the Company’s CEO and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company’s disclosure controls and procedures were not effective.

In connection with the review of the Company’s consolidated financial statements for the quarter ended March 31, 2003, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of March 31, 2003:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC;

(2) lack of audit committee to oversee the Company’s accounting and financial reporting processes, as well as approval of the Company’s independent auditors; and

(3) lack of an independent registered auditor.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the CEO and Principal Financial and Accounting Officer, have concluded that as of March 31, 2003, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2003. Subsequent to March 31, 2003, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff and also retained an independent registered auditor. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.  Subsequent to March 31, 2003, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending March 31, 2003. See Item 1, Financial Statements, Note 7, Commitments and Contingencies.

During 2003, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to March 31, 2003, the litigation was settled and the shares were cancelled.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1                        Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2                        Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1                       Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2                       Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Dated: April 2, 2007	/s/ Dana R. Waldman
Dana R. Waldman,
Chief Executive Officer