Form 10QSB/A
period 2003-06-30
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

 [ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

ZEROS & ONES, INC.

FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB is being filed by the Registrant to correct the Form 10-QSB for the period ended June 30, 2003, originally filed on August 20, 2003. The Registrant determined that the Form 10-QSB filed by prior management did not conform to the then applicable requirements and omitted certain information. The previously filed Form 10-QSB, including the financial statements included in Part I, Item 1,  is being restated in its entirety.

In filing this Form 10-QSB for the period ended June 30, 2003, the Registrant is omitting certain disclosures of subsequent events that are more fully described in Forms 10-KSB and other SEC filings for subsequent periods. This has been done to limit confusion and to enhance the reader’s understanding of the events that occurred during the periods presented.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2003 (1)

(Unaudited)

Assets

Current Assets
Cash	906
Deferred loan costs	2,790
Total Current Assets	3,696
Total Assets	$3,696

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$183,286
Convertible debt, net of discount	25,120
Settlements payable	66,142
Total Current Liabilities	274,548
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 25,581,089 shares issued and outstanding	25,581
Additional paid in capital in excess of par value	17,318,855
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	96,071
Total stockholders’ equity (deficit)	(270,852)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,696

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 (1)

 (Unaudited)

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenues	$-	$-
Cost of Sales	-	-

Gross Profit (Loss)	-	-

Operating Expenses:
Research and development	-	-
Sales and marketing	-	-
General and administrative	70,540	116,717
Total operating expenses	70,540	116,717

Non-Operating Expenses:
Interest expense (income)	9,635	9,635
Other (income) expense	-	-
Total non-operating expenses	9,635	9,635

Loss from Continuing Operations Before Income Taxes	(80,175)	(126,352)
Provision for Income Taxes	-	-
Loss from Continuing Operations	(80,175)	(126,352)
Discontinued Operations, net of tax (Note 4):
Loss from operations, net of tax ($0)	-	(257,827)
Gain on disposal, net of tax ($0)	-	480,250
Gain from discontinued operations	-	222,423

Net (Loss) Income	$(80,175)	$96,071
Net (Loss) Income Per Share – Basic and Diluted:
Continuing Operations	$0.00	$0.00
Discontinued Operations	$-	$0.01
Net (Loss) Income	$(0.00)	$0.00
Weighted Average Common Shares – Basic and Diluted	25,581,089	25,575,182

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 (1)

(Unaudited)

Cash Flows from Operating Activities
Net Income	$96,071
Adjustments to reconcile net income to net cash used in operating activities
Accrued interest and debt issuance amortization	583
Amortization of debt discount	9,052
Gain from disposal of discontinued operations	(480,250)
Changes in operating assets and liabilities
Accounts payable	125,524
Settlements payable	753
Accrued liabilities	(32,298)

Net cash used in operating activities	(280,565)

Cash Flows from Financing Activities
Proceeds from convertible debt	25,000
Repayment of convertible debt	(25,000)

Net cash used in financing activities	-

Net decrease in cash and cash equivalents	(280,565)

Cash and Cash Equivalents, beginning of period	281,471

Cash and Cash Equivalents, end of period	$906

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$3,600,000

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the three and six months then ended. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB/A filed on March 15, 2007.

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

Operating results, including revenues of $9,905,272 and a pre-tax loss of $257,827, were included in the Consolidated Statement of Operations since the dates of the acquisition. During the six months ended June 30, 2003 the Company determined that the operations of JEG had been discontinued, and accounted for the operating loss of $257,827 as Discontinued Operations, and recorded a gain of $480,250 on the subsequent return of consideration.

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

There was a decrease of $96,071 in the accumulated deficit for the six months ended June 30, 2003 In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $19,000,000 prior to the expiration of the net operating loss carryforwards in 2021. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at June 30, 2003. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

6.	Debt

Convertible Notes – During the six months ended June 30, 2003, the Company issued $25,,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of June 30, 2003 there were $25,120 of Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is 6 years. As of June 30, 2003 the Company has issued 50,000 Note Warrants, and none have been exercised.

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

In total, the Company recorded $359 of debt discount and $8,693 of beneficial conversion, all of which was recorded as interest expense for the six months ended June 30, 2003.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

7.	Stock Options

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

The Company issued options for 100,000 shares prior to 2003. Compensation expense relating to employee stock options recognized for the six months ended June 30, 2003 was $0.

8.	Commitments and Contingencies

Litigation – During the year, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to June 30, 2003, the litigation was settled and the shares were cancelled.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of June 30, 2003.

9.	Subsequent Events

See Explanatory Note.

10.	Going Concern

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

Results of Operations

Three and Six Month Periods Ended June 30, 2003

We had no revenues for the three and six months ended June 30, 2003.  Our spending for the three and six months ended June 30, 2003 consisted of general and administrative expenses in the amount of $46,177 and $116, 717, respectively. As further described in Note 4 to the consolidated financial statements, we discontinued the operations of JEG during the six months ended June 30, 2003 and recorded a loss from operations of $257,827 and a gain from disposal of JEG of $480,250.

Liquidity and Capital Resources

At June 30, 2003, we had working capital of ($270,851). During the six months ended June 30, 2003, net cash used in operations was $280,565 and consisted principally of net income of $96,071 that was offset by a non-cash gain on disposal of discontinued operations of $480,250 and an increase in accounts payable of $125,524.

The Company's current cash on hand at June 30, 2003, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2003, the Company has been successful in closing additional funding by issuing Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

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

In connection with the review of the Company’s consolidated financial statements for the quarter ended June 30, 2003, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of June 30, 2003:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC;

(2) lack of audit committee to oversee the Company’s accounting and financial reporting processes, as well as approval of the Company’s independent auditors; and

(3) lack of a independent registered auditor.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the CEO and Principal Financial and Accounting Officer, have concluded that as of June 30, 2003, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2003. Subsequent to June 30, 2003, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff and also retained an independent registered auditor. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.  Subsequent to June 30, 2003, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending June 30, 2003. See Item 1, Financial Statements, Note 8, Commitments and Contingencies.

During 2003, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to June 30, 2003, the litigation was settled and the shares were cancelled.

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