Form 10QSB/A
period 2004-03-31
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

 [ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

ZEROS & ONES, INC.

FORM 10-QSB/A

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheet at March 31, 2004	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 and the period from January 1, 2003 (Inception) to March 31, 2004	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003, and the period from January 1, 2003 (Inception) to March 31, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

EXHIBITS

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB is being filed by the Registrant to correct the Form 10-QSB for the period ended March 31, 2004, originally filed on May 20, 2004. The Registrant determined that the Form 10-QSB filed by prior management did not conform to the then applicable requirements and omitted certain information. The previously filed Form 10-QSB, including the financial statements included in Part I, Item 1,  is being restated in its entirety.

In filing this Form 10-QSB for the period ended March 31, 2004, the Registrant is omitting certain disclosures of subsequent events that are more fully described in Forms 10-KSB and other SEC filings for subsequent periods. This has been done to limit confusion and to enhance the reader’s understanding of the events that occurred during the periods presented.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2004 (1)

(Unaudited)

Assets
Current Assets
Cash	$8,443
Deferred loan costs	2,488
Other current assets	147,875
Total Current Assets	158,806
Total Assets	$158,806

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$363,622
Accrued liabilities	27,600
Convertible debt, net of discount	514,400
Settlements payable	66,702
Total Current Liabilities	972,324
Long-Term Liabilities:
Notes Payable - Officers	125,000
Total Liabilities	1,097,324
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 25,916,089 shares issued and outstanding	25,916
Additional paid in capital in excess of par value	17,763,535
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(1,016,610)
Total stockholders’ equity (deficit)	(938,518)
Total Liabilities and Stockholders’ Equity (Deficit)	$158,806

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003, and the Period from January 1, 2003 (Inception) to March 31, 2004 (1)

 (Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2004
	2004	2003
Revenues	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-

Operating Expenses:
Research and development	21,125	-	96,125
Sales and marketing	-	-	930
General and administrative	222,136	46,177	762,814
Total operating expenses	243,261	46,177	859,869

Non-Operating Expenses:
Interest expense (income)	83,290	-	378,364
Other (income) expense	-	-	-
Total non-operating expenses	83,290	-	378,364

Loss from Continuing Operations Before Income Taxes	(326,551)	(46,177)	(1,238,233)
Provision for Income Taxes	-	-	(800)
Loss from Continuing Operations	(326,551)	(46,177)	(1,239,033)
Discontinued Operations, net of tax (Note 4):
Loss from operations, net of tax ($0)		(257,827)	(257,827)
Gain on disposal, net of tax ($0)		480,250	480,250
Gain from discontinued operations	-	222,423	222,423

Net (Loss) Income	$(326,551)	$176,246	$(1,016,610)
Net (Loss) Income Per Share – Basic and Diluted:
Continuing Operations	$(0)	$(0)
Discontinued Operations	$-	$0
Net (Loss) Income	$(0)	$0
Weighted Average Common Shares – Basic and Diluted	25,916,089	25,569,209

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003, and the Period from January 1, 2003 (Inception) to March 31, 2004 (1)

(Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2004
	2004	2003
Cash Flows from Operating Activities
Net (Loss) Income	$(326,551)	$176,246	$(1,016,610)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Shares and options issued for services	45,928		90,478
Amortization of debt discount	73,539		363,313
Gain from disposal of discontinued operations		(480,250)	(480,250)
Changes in operating assets and liabilities
Other current assets	21,125		(147,875)
Accounts payable	47,414	76,578	305,860
Settlements payable	-	-	1,313
Notes payable - officers	75,000		125,000
Accrued liabilities	25,351	(29,045)	743

Net cash used in operating activities	(38,194)	(256,471)	(758,028)

Cash Flows from Financing Activities
Proceeds from convertible debt	30,000		510,000
Repayment of convertible debt		(25,000)	(25,000)

Net cash used in financing activities	30,000	(25,000)	485,000

Net decrease in cash and cash equivalents	(8,194)	(281,471)	(273,028)

Cash and Cash Equivalents, beginning of period	16,637	281,471	281,471

Cash and Cash Equivalents, end of period	$8,443	$-	$8,443

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase		$3,600,000	$3,600,000

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB/A filed on March 15, 2007.

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

There was a increase of $326,551 in the accumulated deficit for the three months ended March 31, 2004. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $20,000,000 prior to the expiration of the net operating loss carryforwards in 2022. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at March 31, 2004. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

6.	Debt

Convertible Notes – During the three months ended March 31, 2004, the Company issued $30,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of March 31, 2004 there were $514,400 of Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is 6 years. As of March 31, 2004 the Company has issued 948,000 Note Warrants, and none have been exercised.

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

For the three months ended March 31, 2004, the Company recorded interest expense of $71,654 relating to the debt discount .

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

7.	Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $125,000 at March 31, 2004, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

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

The Company issued options for 100,000 shares prior to 2003. Compensation expense relating to employee stock options recognized for the three months ended March 31, 2004 was $0.

9.	Commitments and Contingencies

Litigation – During the year, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to March 31, 2004, the litigation was settled and the shares were cancelled.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2004.

10.	Subsequent Events

See Explanatory Note.

11.	Going Concern

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

We had no revenues for the three months ended March 31, 2004 and 2003.  Our spending for the three months ended March 31, 2004 and 2003 consisted of general and administrative expenses in the amount of $222,136 and $46,177, respectively. Research and development expenses for the same periods amounted to $21,125 and $0, respectively. As further described in Note 4 to the consolidated financial statements, we discontinued the operations of JEG during the three months ended March 31, 2003 and recorded a loss from operations of $257,827 and a gain from disposal of JEG of $480,250.

Liquidity and Capital Resources

At March 31, 2004, we had working capital of ($813,518). During the three months ended March 31, 2004 and 2003, net cash used in operations was $38,194 and $256,741, respectively. For the three months ended March 31, 2004, cash used in operations consisted principally of a net loss of $326,551 that was offset by non-cash charges for debt discount amortization of $73,539 and equity issued for services of $44,928. For the three months ended March 31, 2003, cash used in operations consisted principally of net income of $176,246 that was offset by a non-cash gain on disposal of discontinued operations of $480,250. Cash flows were also affected by net borrowings of $30,000 for Convertible Notes in the three months ended March 31, 2004.

The Company's current cash on hand at March 31, 2004, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2004, the Company has been successful in closing additional funding by issuing Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

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

In connection with the review of the Company’s consolidated financial statements for the quarter ended March 31, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of March 31, 2004:

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

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the CEO and Principal Financial and Accounting Officer, have concluded that as of March 31, 2004, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2004. Subsequent to March 31, 2004, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff and also retained a registered independent auditor. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.  Subsequent to March 31, 2004, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending March 31, 2004. See Item 1, Financial Statements, Note 9, Commitments and Contingencies.

During 2004, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to March 31, 2004, the litigation was settled and the shares were cancelled.

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