Form 10QSB/A
period 2004-06-30
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

 [ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

ZEROS & ONES, INC.

FORM 10-QSB/A

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheet at June 30, 2004	3

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 and the period from January 1, 2003 (Inception) to June 30, 2004	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003, and the period from January 1, 2003 (Inception) to June 30, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

EXHIBITS

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB is being filed by the Registrant to correct the Form 10-QSB for the period ended June 30, 2004, originally filed on August 13, 2004. The Registrant determined that the Form 10-QSB filed by prior management did not conform to the then applicable requirements and omitted certain information. The previously filed Form 10-QSB, including the financial statements included in Part I, Item 1,  is being restated in its entirety.

In filing this Form 10-QSB for the period ended June 30, 2004, the Registrant is omitting certain disclosures of subsequent events that are more fully described in Forms 10-KSB and other SEC filings for subsequent periods. This has been done to limit confusion and to enhance the reader’s understanding of the events that occurred during the periods presented.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2004 (1)

(Unaudited)

Assets
Current Assets
Cash	$24,788
Deferred loan costs	1,074
Other current assets	126,750
Total Current Assets	152,612
Total Assets	$152,612

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$408,776
Accrued liabilities	90,473
Convertible debt, net of discount	826,590
Settlements payable	66,702
Total Current Liabilities	1,392,541
Long-Term Liabilities:
Notes Payable - Officers	200,000
Total Liabilities	1,592,541
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 27,201,005 shares issued and outstanding	27,201
Additional paid in capital in excess of par value	18,247,256
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(2,003,027)
Total stockholders’ equity (deficit)	(1,439,929)
Total Liabilities and Stockholders’ Equity (Deficit)	$152,612

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003, and the Period from January 1, 2003 (Inception) to June 30, 2004 (1)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	January 1, 2003 (Inception) to June 30, 2004
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses:
Research and development	124,688	-	145,813	-	220,813
Sales and marketing	30,684	-	30,684	-	31,614
General and administrative	507,485	70,540	729,621	116,717	1,270,299
Total operating expenses	662,857	70,540	906,118	116,717	1,522,726

Non-Operating Expenses:
Interest expense (income)	315,860	9,635	399,150	9,635	694,224
Other (income) expense	7,700	-	7,700	-	7,700
Total non-operating expenses	323,560	9,635	406,850	9,635	701,924

Loss from Continuing Operations Before Income Taxes	(986,417)	(80,175)	(1,312,968)	(126,352)	(2,224,650)
Provision for Income Taxes	-	-	-	-	(800)
Loss from Continuing Operations	(986,417)	(80,175)	(1,312,968)	(126,352)	(2,225,450)
Discontinued Operations, net of tax (Note 4):
Loss from operations, net of tax ($0)	-	-	-	(257,827)	(257,827)
Gain on disposal, net of tax ($0)	-	-	-	480,250	480,250
Gain from discontinued operations	-	-	-	222,423	222,423

Net (Loss) Income	$(986,417)	$(80,175)	$(1,312,968)	$96,071	$(2,003,027)
Net (Loss) Income Per Share – Basic and Diluted:
Continuing Operations	$(0.04)	$(0.00)	$(0.05)	$(0.00)
Discontinued Operations	$-	$-	$-	$0.01
Net (Loss) Income	$(0.04)	$(0.00)	$(0.05)	$0.00
Weighted Average Common Shares – Basic and Diluted	26,997,177	25,581,089	26,456,633	25,575,182

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003, and the Period from January 1, 2003 (Inception) to June 30, 2004 (1)

(Unaudited)

	Six Months Ended June 30,		January 1, 2003 (Inception) to March 31, 2004
	2004	2003
Cash Flows from Operating Activities
Net (Loss) Income	$(1,312,968)	$96,071	$(2,003,027)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Shares and options issued for services	121,913		166,463
Amortization of debt discount	386,393	9,052	676,167
Gain from disposal of discontinued operations		(480,250)	(480,250)
Changes in operating assets and liabilities			-
Other current assets	42,250		(126,750)
Accounts payable	92,568	125,524	351,014
Settlements payable		753	1,313
Notes payable - officers	150,000		200,000
Accrued liabilities	90,468	(31,715)	65,860

Net cash used in operating activities	(429,376)	(280,565)	(1,149,210)

Cash Flows from Financing Activities
Proceeds from convertible debt	437,527	25,000	917,527
Repayment of convertible debt		(25,000)	(25,000)
Net cash provided by financing activities	437,527	-	892,527

Net increase (decrease) in cash and cash equivalents	8,151	(280,565)	(256,683)

Cash and Cash Equivalents, beginning of period	16,637	281,471	281,471

Cash and Cash Equivalents, end of period	$24,788	$906	$24,788

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase		$3,600,000	$3,600,000

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three months then ended. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB/A filed on March 15, 2007.

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

There was a increase of $1,312,968 in the accumulated deficit for the six months ended June 30, 2004. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $20,000,000 prior to the expiration of the net operating loss carryforwards in 2022. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at June 30, 2004. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

6.	Debt

Convertible Notes – During the six months ended June 30, 2004, the Company issued $437,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of June 30, 2004 there were $826,590 of Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is 6 years. As of June 30, 2004 the Company has issued 1,763,054 Note Warrants, and none have been exercised.

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

For the six months ended June 30, 2004,  the Company recorded $86,589 of debt discount and $222,432 of beneficial conversion, all of which was recorded as interest expense for the six months ended June 30, 2004. For the six months ended June 30, 2003, the Company recorded $4,409 of debt discount and $21,077 of beneficial conversion, all of which was recorded as interest expense for the six months ended June 30, 2003.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

During the six months ended June 30, 2004, Notes in the principal amount of $100,000 were converted into 634,916 shares of Common Stock.

7.	Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $200,000 at June 30, 2004, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

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

The Company issued options for 100,000 shares prior to 2003. Compensation expense relating to employee stock options recognized for the six months ended June 30, 2004 was $0.

9.	Commitments and Contingencies

Litigation – During the year, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to June 30, 2004, the litigation was settled and the shares were cancelled.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of June 30, 2004.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

We had no revenues for the three months ended June 30, 2004 and 2003.  Our spending for the three months ended June 30, 2004 and 2003 consisted of general and administrative expenses in the amount of $507,485 and $70,540, respectively. Research and development expenses for the same periods amounted to $124,688 and $0, respectively while sales and marketing expense amounted to $30,684 for the three months ended June 30, 2004 compared to $0 in the corresponding period in 2003.

Six Months Ended June 30, 2004 and 2003

We had no revenues for the six months ended June 30, 2004 and 2003.  Our spending for the six months ended June 30, 2004 and 2003 consisted of general and administrative expenses in the amount of $729,621 and $116,717, respectively. Research and development expenses for the same periods amounted to $145,813 and $0, respectively while sales and marketing expense amounted to $30,684 for the six months ended June 30, 2004 compared to $0 in the corresponding period in 2003. As further described in Note 4 to the consolidated financial statements, we discontinued the operations of JEG during the six months ended June 30, 2003 and recorded a loss from operations of $257,827 and a gain from disposal of JEG of $480,250.

Liquidity and Capital Resources

At June 30, 2004, we had working capital of ($1,239,928). During the six months ended June 30, 2004 and 2003, net cash used in operations was $429,376 and $280,565, respectively. For the six months ended June 30, 2004, cash used in operations consisted principally of a net loss of $1,312,968 that was non-cash charges for debt discount amortization of $386,393 and equity issued for compensation of $121,913. For the six months ended June 30, 2003, cash used in operations consisted principally of net income of $96,071 that was offset by a non-cash gain on disposal of discontinued operations of $480,250. Cash flows were also affected by net borrowings of $437,527 for Convertible Notes in the six months ended June 30, 2004.

The Company's current cash on hand at June 30, 2004, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2004, the Company has been successful in closing additional funding by issuing Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

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

In connection with the review of the Company’s consolidated financial statements for the quarter ended June 30, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of June 30, 2004:

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

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company’s management, including the CEO and Principal Financial and Accounting Officer, have concluded that as of June 30, 2004, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2004. Subsequent to June 30, 2004, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff and also retained a registered independent auditor. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.  Subsequent to June 30, 2004, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending June 30, 2004. See Item 1, Financial Statements, Note 9, Commitments and Contingencies.

During 2004, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to June 30, 2004, the litigation was settled and the shares were cancelled.

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