Form 10KSB
period 2004-12-31
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission file number: 33-26531-LA

ZEROS & ONES, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0241079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Check if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ].

The aggregate market value of common stock of the Company, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant as of March 23, 2007, was $99,360,000. The Company's Common Stock is currently traded on the Over the Counter Bulletin Board.

There were 116,872,816 shares of Common Stock issued and outstanding as of March 23, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ].

EXPLANATORY NOTE

This Annual Report on Form 10-KSB is being filed by the Registrant to satisfy its filing obligations under the Securities Act of 1933. The Registrant has not previously filed its annual reports for this period. The Registrant in filing this Form 10-KSB for the period ended December 31, 2004 has omitted certain disclosures related to subsequent events that are more fully described in Form 10-KSBs for subsequent periods and other SEC filings. This has been done to limit confusion and to enhance the readers understanding of the events that occurred during the fiscal year presented.

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

The Company was adversely impacted during this period by an ongoing legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. The litigation was settled in November 2004 and the shares were cancelled.

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

 Sales and Marketing

The Company has not expended material amounts on sales and marketing  in calendar year 2003 or 2004.

Research and Development

The Company has not expended material amounts on research and development in calendar year 2003 or 2004.

Employees

 As of March 6, 2007, the Company has 6 full-time employees, 2 of which perform general management, 2 of which perform technical management functions, 1 of which performs marketing and sales functions, and 1 of which performs administrative and financial functions. All employees are located in California. None of its employees are represented by a labor union, and we consider our employee relations to be good.

ITEM 2.	Description of Property

As of March 23, 2007 the Company has its executive offices at 7119 Sunset Blvd. Suite #318, Hollywood, California 90046. The Company leases this facility on a month-to-month basis.

ITEM 3.	Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending December 31, 2004. See Item 7, Financial Statements, Note 12, Commitments and Contingencies.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5.	Market for Common Equity and Related Stockholder Matters

The Common Stock currently trades on the Over-the-Counter Bulletin Board (“OTC Bulletin Board ”)under the symbol “ZROS.”

The following table sets forth the quarterly closing sales prices of the Common Stock for 2003 and 2004 as reported by Yahoo! Finance. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2003	High	Low	2004	High	Low
First Quarter	$0.04	$0.01	First Quarter	$0.24	$0.12
Second Quarter	$0.07	$0.01	Second Quarter	$0.26	$0.13
Third Quarter	$0.25	$0.05	Third Quarter	$0.18	$0.10
Fourth Quarter	$0.24	$0.16	Fourth Quarter	$0.43	$0.12

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of the Common Stock on December 31, 2004 was $0.34 and the closing price on March 23, 2007 was $1.11. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the Common Stock.

Common Stock Holders

As of December 31, 2004, there were approximately 500 holders of record of the Common Stock. The Company believes that additional beneficial owners of Common Stock hold shares in street names.

Dividends

The Company has not declared any cash dividends on its Common Stock. The declaration and payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

Equity Compensation Plan

In July 2000, the Company's Board of Directors approved a stock option plan for employees and consultants (the “Plan”). During the year ended December 31, 2004, the Company did not grant any new options under the Plan. Prior to 2004 the Company had outstanding 100,000 options under the Plan. For further information on the Company's equity compensation plan see Item 7, Financial Statements under Note 10, Stock Options.

Recent Issuances of Unregistered Securities

The following is a description of all equity securities of the Company sold by the Company during the period covered by this Annual Report on Form 10-KSB that were not registered under the Securities Act of 1933, as amended (“Securities Act”) and not previously reported in a Quarterly Report on Form 10-QSB, or in a Current Report on Form 8-K.

During the year ended December 31, 2004 the Company issued 600,000 shares of its Common Stock to a firm for marketing services rendered in 2003 pursuant to an agreement executed on behalf of the Company by Holtz. The Company incurred compensation expenses of $81,000 in connection with this stock issuance. Also during the year the Company issued 650,000 shares of Common Stock related to the exercise of warrants. No cash was received by the Company related to this exercise. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

ITEM 6.	Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this Item 6, “Management's Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or future performance. These future events and future performance involve certain risks and uncertainties, which have described in this Annual Report on Form 10-KSB under this Part 1, Item 1, “Description of Business.” Actual events or actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Significant Events During Fiscal Year 2004

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

Convertible Notes

In May 2003, the Company offered for sale and sold a certain amount of convertible notes, with an interest rates ranging from 8% to 12% per annum, and with a maturity of 1 year (the “Notes”). The terms of the Notes provide that the holder of the Notes, at its option, could convert the principal and interest of the Notes into Common Stock at any time at a conversion price equal to the average of the last five (5) trading days closing price, less a discount ranging from 25% to 35%. The Company issued approximately $487,527 of the Notes during the year ended December 31, 2004.

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

Results of Operations

Twelve months ended December 31, 2004

The Company had no revenues for the twelve months ended December 31, 2004. The Company's spending for operations for the twelve months ended December 31, 2004 totaled $1,544,711. The Company's spent $195,563 on research and development, compared with $75,000 during the prior year, the increase was due to higher expenses with its development service provider. Sales and marketing expenses were $74,784 compared with $930 during the prior year, the increase due to the hiring of a marketing services firm who was compensated in common stock. In 2004 total general and administrative expenses of $1,274,364 were related to costs for management and outside services. Non-operating expenses of $505,530 were related to financing costs. The net loss for the period was $2,051,041.

Liquidity and Capital Resources

At December 31, 2004, the Company had working capital of ($1,655,713). During the twelve months ended December 31, 2004, net cash used in operations was $605,346 and consisted principally of a net loss of $2,051,041 and was offset by stock-based compensation and services of $244,769 and debt discount amortization of $431,476. Cash flows were also affected by the sale of Notes for $591,663,

The Company's current cash on hand at December 31, 2004, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2004, the Company has been successful in closing additional funding under the Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended December 31, 2004, the Company incurred a net pre-tax loss from continuing operations of $2,050,241.

Events Subsequent to Fiscal Year Ended December 31, 2004

See Explanatory Note.

ITEM 7.	Financial Statements

Index to Financial Statements

Page
Consolidated Balance Sheet – As of December 31, 2004 (Unaudited)	F-2

Consolidated Statement of Operations – For the Years Ended December 31, 2004 and 2003 and the period from January 1, 2003 (Inception) to December 31, 2004 (Unaudited)	F-3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) – For the period from January 1, 2003 (Inception) to December 31, 2004 (Unaudited)	F-4

Consolidated Statement of Cash Flows – For the Years Ended December 31, 2004 and 2003 and the period from January 1, 2003 (Inception) to December 31, 2004 (Unaudited)	F-5

Notes to the Consolidated Financial Statements	F-6

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

As of
December 31,
2004
Assets
Current Assets:
Cash and cash equivalents	$2,954
Other current assets	84,500
Total current assets	87,454
Total Assets	$87,454
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$468,719
Accrued liabilities	205,118
Convertible debt, net of debt discount	963,308
Settlements payable	106,023
Total Current Liabilities	1,743,167
Long Term Liabilities
Notes payable – Officers	350,000
Total Liabilities	2,093,167
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized 27,801,005 shares issued and outstanding	27,801
Additional paid in capital in excess of par value	18,418,944
Accumulated deficit – prior operations	(17,711,359)
Deficit accumulated in the development stage	(2,051,040)
Total stockholders’ equity (deficit)	(2,005,713)
Total Liabilities and Stockholders’ Equity (Deficit)	$87,454

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period from January 1, 2003(Inception) to 12/31/2004

Revenues	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-
Operating Expenses:
Research and development	195,563	75,000	270,563
Sales and marketing	74,784	930	75,714
General and administrative	1,274,364	540,678	1,815,042
Total operating expenses	1,544,711	616,608	2,161,319
Non-Operating Expenses:
Interest expense (income)	466,785	295,074	761,859
Other (income) expense	38,745	-	38,745
Total non-operating expenses	505,530	295,074	800,604
Loss From Continuing Operations Before Income Taxes	2,051,241	911,682	2,961,923
Provision for Income Taxes	800	800	1,600
Loss from Continuing Operations	2,051,041	912,482	2,963,523
Discontinued Operations (Note 3):
Loss from Operations, net of tax ($0)	-	(257,827)	(257,827)
Gain from Disposal, net of tax ($0)	-	480,250	480,250
Gain from Discontinued Operations	-	222,423	222,423
Net Loss	$2,050,041	$690,059	$2,741,100
Net Loss Per Share – Basic and Diluted:
Continuing Operations	$(0.08)	$(0.04)
Discontinued Operations	-	0.01
Net Loss	$(0.08)	$(0.03)
Weighted Average Common Shares – Basic and Diluted	27,086,591	25,644,242

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Statement of Changes in Stockholders' Equity / (Deficit)

For the Period from January 1, 2003 (Inception) through December 31, 2004 (Unaudited)

								Deficit Accumulated in the Development Stage

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit - Prior Operations
	Shares	Amount	Shares	Amount					Total

Balance, December 31, 2002	-	$-	48,511,858	$48,512	$20,886,872	$	$(17,711,359)	$	$3,224,025
Shares retired in JEG disposition			(24,000,000)	(24,000)	(3,576,000)				(3,600,000)
Reconcile outstanding shares with transfer agent			1,069,231	1,069	(1,069)				-
Shares issued for services			335,000	335	44,215				44,550
Fair value of warrants issued with Convertible Notes			-	-	102,794				102,794
Beneficial Conversion Feature of Convertible Notes			-	-	260,795				260,795
Net Loss	-	-	-	-	-	-	-	(690,059)	(690,059)
Balance, December 31, 2003	-	-	25,916,089	25,916	17,717,607	-	(17,711,359)	(690,059)	(657,895)
Shares issued in exchange for Convertible Notes			634,916	635	99,365				100,000
Shares issued for services			600,000	600	81,000				81,600
Options issued for services					163,169				163,169
Exercise of warrants			650,000	650	(650)				-
Fair value of warrants issued with Convertible Notes					260,481				260,481
Beneficial Conversion Feature of Convertible Notes					97,972				97,972
Net Loss								(2,051,041)	(2,051,041)
Balance, December 31, 2004	-	$-	27,801,005	$27,801	$18,418,944	$-	$(17,711,359)	$(2,741,100)	$(2,005,714)

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Year Ended December 31, 2004	Year Ended December 31, 2003	For the period from January 1, 2003 (Inception) to December 31, 2004

Cash Flows from Operating Activities
Net loss	$(2,051,041)	$(690,059)	$(2,741,100)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock and options issued for services	244,769	44,550	289,319
Amortization of debt discount and debt issue costs	431,476	289,774	721,250
Gain from disposal of discontinued operations	--	(480,250)	(480,250)
Changes in operating assets and liabilities:
Notes payable - officers	300,000	50,000	350,000
Prepaid expenses and other current assets	84,500	(169,000)	(84,500)
Accounts payable	152,511	258,446	410,957
Accrued liabilities	193,118	(24,608)	168,510
Settlements payable	39,321	1,313	40,634

Net cash used in operating activities	(605,346)	(719,834)	(1,325,180)

Cash Flows from Financing Activities
Proceeds from convertible debt	591,663	474,000	1,065,663
Repayment of convertible debt		(19,000)	(19,000)

Net cash provided by financing activities	591,663	455,000	1,046,663

Net decrease in cash and cash equivalents	(13,683)	(264,834)	(278,517)

Cash and Cash Equivalents, beginning of period	16,637	281,471	281,471

Cash and Cash Equivalents, end of period	$2,954	$16,637	$16,637
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Debt converted to Common Stock	$99,365	--	$99,365
Rescission of JEG purchase	--	$3,600,000	3,600,000

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the year ended December 31, 2004

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

Accounts Receivable - Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2004 the Company had no Accounts Receivable.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes. At December 31, 2004 the Company had no Property and Equipment.

Impairment of Long-Lived Assets - Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. At December 31, 2004 the Company had no Long-Lived Assets.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 5,138,054 shares at December 31, 2004.

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

Operating results, including revenues of $9,905,272 and a pre-tax loss of $257,827, were included in the Consolidated Statement of Operations since the dates of the acquisition. During 2003 the Company determined that the operations of JEG had been discontinued, and for the period ending December 31, 2003 accounted for the operating loss of $257,827 as Discontinued Operations, and recorded a gain of $480,250 on the subsequent return of consideration.

4.	Debt

Convertible Notes - For the year ending December 31, 2004 the Company issued approximately $487,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest ranging from 8% to 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of December 31, 2004 there were $963,308. Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is 6 years. As of December 31, 2004 the Company has issued 1,923,054 Note Warrants, and none have been exercised.

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

In total, the Company recorded $260,481 of debt discount and $97,972 of beneficial conversion, of which $434,708 was recorded as interest expense for the year ended December 31, 2004.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

5.	Accrued Liabilities

Accrued liabilities, amounting to $205,118 at December 31, 2004, consist of accrued operating expenses.

6.	Long term Liabilities

Long term liabilities, amounting to $300,000 at December 31, 2004, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

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

There was an increase of $2,051,041 in the accumulated deficit for the year ending December 31, 2004. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000,000 prior to the expiration of Net Operating Loss carryforwards in 2022. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2004. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

8.	Stockholders' Equity

Common Stock - The Company has authorized 100,000,000 shares of Common Stock, $001 par value. As of December 31, 2004 the Company had 27,801,005 shares of Common Stock issued and outstanding.

Common Stock Issued for Compensation and Consulting Services - During the year ended December 31, 2004 the Company issued 300,000 shares of its Common Stock to a firm for marketing services rendered in 2003 pursuant to an agreement executed on behalf of the Company by Holtz. The Company incurred compensation expenses of $33,600 in connection with this stock issuance. Also during the year the Company issued 650,000 shares of Common Stock related to the exercise of options. No cash was received by the Company related to this exercise. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

Preferred Stock - The Company has authorized 2,000,000 shares of Preferred Stock, par value $0.001. As of December 31, 2004 the Company had no Preferred Stock issued or outstanding.

9.	Options

Stock Option Plan - In July 2000, the Company's Board of directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "Plan"). The Plan permits the granting of stock options to any employee or director of the Company. Under the terms of the Plan, 4,500,000 shares are authorized for issuance upon exercise of options. Under the nonqualified plan, options can be granted with an exercise price equal to the fair market value of the Company's stock on the date of the grant and expire 10 (ten) years after the grant date. Vesting is over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four-year vesting.

The Company issued options for 100,000 shares prior to 2004. During the year ending December 31, 2004, the Company issued no new options to employees under the Plan. Compensation expense relating to employee stock options recognized in the year ending December 31, 2004 was $0.

10.	Related Party Transactions

Payable to Officer - During the year ended December 31, 2004, the Company incurred obligations to its current Chairman and CEO, and its CTO, in the amount of $250,000. The total for these obligations was $300,000 as of December 31, 2004. These amounts represent estimates of unreimbursed expenses and other costs incurred while performing services for the Company. The obligation has no due date and is not accruing interest. The obligations are classified as long-term since the Company has received assurances from the officers that they will not seek repayment of the amounts within the next twelve months.

11.	Commitments and Contingencies

Litigation – During the year the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. During the year ended December 31, 2004 the litigation was settled and the shares were cancelled.

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

Guarantees - In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2004.

12.	Subsequent Events

See Explanatory Note.

13.	Going Concern

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

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2004, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of December 31, 2004:

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

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the CEO, have concluded that as of December 31, 2004, the disclosure controls and procedures were not effective. However, subsequent to December 31, 2004, and during the calendar year 2006, the Company undertook corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this annual report are complete and accurate in all material respects. It also identified and retained an outside auditor that is qualified with the PCAOB.

Changes in Internal Control Over Financial Reporting

Subsequent to the year ended December 31, 2004, and during the calendar year 2006, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

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

On September 1, 2003 Mark M. Laisure joined the Board of Directors. On December 21, 2005, upon the resignation of Robert J. Holtz, Mr. Laisure became the Chairman and sole remaining member of the Board of Directors.  At March 26, 2007, the Board is comprised of four members, Mark M. Laisure (Chairman), Scott Fairbairn, Dana R. Waldman and Volker Anhaeusser

The names of the members of the Company's Board of Directors as of December 31, 2004, are set forth below:

Name	Positions and Offices Held	Since
Robert Holtz	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	Inception (1999)(1)
Mark M Laisure	Director	May 16, 2003(2)

(1)

Resigned from positions and offices held on December 21, 2005.

(2)

Mr. Laisure was a director as of December 31, 2004.  Since that time, he has been appointed Chairman of the Board, Chief Financial Officer and Secretary.

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

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2004 (i) the individual who served as the Company's chief executive officer (“CEO”) during fiscal year 2004; and (ii) the Company's four most highly compensated employees other than the CEO who were serving as executive officers as of December 31, 2004 that earned more than $100,000 for such fiscal year.

Summary Compensation Table

Annual Compensation

					Annual
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)	Compensation ($)
Mark M. Laisure,	2004	87,100	--	--	87,100
Chairman, CEO and President	2003	66,000	--	--	66,000
Robert J. Holtz,	2004	106,000	--	--	106,000
CEO (until December 21, 2005)	2003	144,612	--	--	144,612

Option/SAR Grants in Fiscal Year 2004

The Company did not grant any stock options during the fiscal year ended December 31, 2004. The Company did not grant any stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2004.

There were no exercises of options for the fiscal year ended December 31, 2004 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Director Compensation

No directors are compensated for their services as Directors.

Employment Contracts

There was no employment contract between the Company and its officers at December 31, 2004.  Subsequent to December 31, 2004, the Company entered into an employment agreement with Mr. Laisure and employment agreements with each of two other officers, Messrs. Dana Waldman and Scott Fairbairn. Information regarding the employment agreements are contained in the Company’s Current Report on Form 8-K filed on February 15, 2007.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is unable to reliably provide this information for the period ended December 31, 2004 as of the filing date of this document.

ITEM 12.	Certain Relationships and Related Transactions

During the year ended December 31, 2004 the Company incurred costs related to its CEO and CTO. Due to limited cash resources the Company has incurred liabilities on their behalf, primarily for the reimbursement of costs associated with the performance of their positions with the Company. For the year ended these costs totaled $250,000.

ITEM 13.	Exhibits, Financial Statements and Reports on Form 8-K

Exhibits

3.1.	Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

3.2.	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

21.	List of Subsidiaries

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth fees for audit services during the fiscal year 2004:

2004
Audit fees	$-
Audit related fees(1)	-
Tax fees	-
All other fees	-
Total	$-

(1)	During year 2004 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEROS & ONES, INC.

Date: April 2, 2007	By:	/s/ Dana R. Waldman
Dana R. Waldman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Dana R. Waldman	Chief Executive Officer (Principal Executive Officer)
DANA R. WALDMAN		April 2, 2007
/s/ Mark M. Laisure	Chairman of the Board, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
MARK M. LAISURE		April 2, 2007
/s/ Scott Fairbairn	Director
SCOTT FAIRBAIRN		April 2, 2007
/s/ Volker Anhaeusser	Director
VOLKER ANHAEUSSER		April 2, 2007