Form 10QSB
period 2005-03-31
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

 [ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

ZEROS & ONES, INC.

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheet at March 31, 2005	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and the period from January 1, 2003 (Inception) to March 31, 2005	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004, and the period from January 1, 2003 (Inception) to March 31, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

EXHIBITS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2005 (1)

(Unaudited)

Assets
Current Assets
Cash	$(107)
Deferred loan costs	-
Other current assets	63,375
Total Current Assets	63,268
Total Assets	$63,268

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$478,307
Accrued liabilities	250,128
Convertible debt, net of discount	974,646
Settlements payable	103,902
Total Current Liabilities	1,806,983
Long-Term Liabilities:
Notes Payable - Officers	412,500
Total Liabilities	2,219,483
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 30,801,005 shares issued and outstanding	30,801
Additional paid in capital in excess of par value	18,877,944
Deferred compensation	(462,000)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(2,891,601)
Total stockholders’ equity (deficit)	(2,156,215)
Total Liabilities and Stockholders’ Equity (Deficit)	$63,268

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004, and the Period from January 1, 2003 (Inception) to March 31, 2005 (1)

 (Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2005
2005		2004
Revenues	-	-	-
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-

Operating Expenses:
Research and development	21,125	21,125	291,688
Sales and marketing	22,050	-	97,764
General and administrative	86,867	222,136	1,901,909
Total operating expenses	130,042	243,261	2,291,361

Non-Operating Expenses:
Interest expense (income)	3,099	83,290	764,958
Other (income) expense	17,360	-	56,105
Total non-operating expenses	20,459	83,290	821,063

Loss from Continuing Operations Before Income Taxes	(150,501)	(326,551)	(3,112,424)
Provision for Income Taxes	-	-	(1,600)
Loss from Continuing Operations	(150,501)	(326,551)	(3,114,024)
Discontinued Operations, net of tax (Note 4):
Loss from operations, net of tax ($0)			(257,827)
Gain on disposal, net of tax ($0)			480,250
Gain from discontinued operations	-	-	222,423

Net (Loss) Income	$(150,501)	$(326,551)	$(2,891,601)
Net (Loss) Income Per Share – Basic and Diluted:
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	-	-
Net (Loss) Income	$(0.01)	$(0.01)
Weighted Average Common Shares – Basic and Diluted	29,234,338	25,916,089

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004, and the Period from January 1, 2003 (Inception) to March 31, 2005 (1)

(Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2005
	2005	2004
Cash Flows from Operating Activities
Net (Loss) Income	$(150,501)	$(326,551)	$(2,891,601)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Shares and options issued for services	-	45,928	289,319
Amortization of debt discount	-	73,539	721,250
Gain from disposal of discontinued operations			(480,250)
Changes in operating assets and liabilities
Other current assets	21,125	21,125	(63,375)
Accounts payable	9,588	47,414	420,545
Settlements payable	(2,121)	-	38,513
Notes payable - officers	62,500	75,000	412,500
Accrued liabilities	56,348	25,351	224,858

Net cash used in operating activities	(3,061)	(38,194)	(1,328,241)

Cash Flows from Financing Activities
Proceeds from convertible debt		30,000	1,071,663
Repayment of convertible debt			(25,000)

Net cash provided by financing activities	-	30,000	1,046,663

Net decrease in cash and cash equivalents	(3,061)	(8,194)	(281,578)

Cash and Cash Equivalents, beginning of period	2,954	16,637	281,471

Cash and Cash Equivalents, end of period	$(107)	$8,443	$(107)

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-	$-	$3,600,000

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

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

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed on April 2, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB/A for the year ended December 31, 2005 filed on April 2, 2007.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

3.	Restatement of Previously Issued Financial Statements .

The Company has restated its financial statements for periods prior to March 31, 2005. In preparing such restatements, the Company identified certain corrections to amounts accrued as interest on convertible notes and notes payable – officers. The effect of these corrections was to decrease the previously reported interest expense and net loss for the three months ended March 31, 2005 by approximately $3,000.

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

Operating results, including revenues of $9,905,272 and a pre-tax loss of $257,827, were included in the Consolidated Statement of Operations since the dates of the acquisition. During the nine months ended March 31, 2003 the Company determined that the operations of JEG had been discontinued, and accounted for the operating loss of $257,827 as Discontinued Operations, and recorded a gain of $480,250 on the subsequent return of consideration.

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

There was an increase of $150,501 in the accumulated deficit for the three months ended March 31, 2005. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the net operating loss carryforwards in 2023. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at March 31, 2005. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

6.	Debt

Convertible Notes – In periods prior to the three months ended March 31, 2005, the Company issued  unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of March 31, 2005 there were $974,646 of Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is 6 years. As of March 31, 2005 the Company has issued 1,873,054 Note Warrants, and none have been exercised.

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

No debt discount or beneficial conversion (or related interest expense) was recognized in the three months ended March 31, 2005 and 2004..

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

7.	Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $412,500 at March 31, 2005, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

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

The Company issued options for 100,000 shares prior to 2003. Compensation expense relating to employee stock options recognized for the three months ended March 31, 2005 and 2004 was $0.

9.	Commitments and Contingencies

Litigation – During the year, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to March 31, 2005, the litigation was settled and the shares were cancelled.

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

In filing this Form 10-QSB for the period ended March 31, 2005, the Registrant is omitting certain disclosures of subsequent events that are more fully described in Forms 10-KSB and other SEC filings for subsequent periods. This has been done to limit confusion and to enhance the reader’s understanding of the events that occurred during the periods presented. Readers are strongly urged to review the Form 10-KSB’s and Form 8-K’s for periods subsequent to March 31, 2005.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

We had no revenues for the three months ended March 31, 2005 and 2004.  Our spending for the three months ended March 31, 2005 and 2004 consisted of general and administrative expenses in the amount of $86,867 and $222,136, respectively. Research and development expenses for the same periods amounted to $21,125 and $21,125, respectively while sales and marketing expense amounted to $22,050 for the three months ended March 31, 2005 compared to $0 in the corresponding period in 2004.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of ($1,743,714). During the three months ended March 31, 2005 and 2004, net cash used in operations was $3,061 and $38,194, respectively. For the three months ended March 31, 2005, cash used in operations consisted principally of a net loss of $150,501 that was offset by changes in working capital of $147,440. For the three months ended March 31, 2004, cash used in operations consisted principally of a net loss of $326,551 that was offset by a changes in working capital of $288,357 and non-cash charges for debt discount amortization of $73,539 and equity issued for services of $45,928. Cash flows for the three months ended March 31, 2004 were also affected by net borrowings of $30,000 for Convertible Notes.

The Company's current cash on hand at March 31, 2005, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2005, the Company has been successful in closing additional funding by issuing Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

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

In connection with the review of the Company’s consolidated financial statements for the quarter ended March 31, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of March 31, 2005:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2005. Subsequent to March 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.  Subsequent to March 31, 2005, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending March 31, 2005. See Item 1, Financial Statements, Note 9, Commitments and Contingencies.

During 2004, the Company was involved in an on-going legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction, however the Company shares remained with Allied until the Company brought litigation against Allied to cause such shares to be returned to the Company. Subsequent to March 31, 2005, the litigation was settled and the shares were cancelled.

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