Form 10QSB
period 2005-09-30
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

 [ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

ZEROS & ONES, INC.

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheet at September 30, 2005	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 and the period from January 1, 2003 (Inception) to September 30, 2005	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004, and the period from January 1, 2003 (Inception) to September 30, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

EXHIBITS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

September 30, 2005 (1)

(Unaudited)

Assets
Current Assets
Cash	$(69)
Other current assets	21,125
Total Current Assets	21,056
Total Assets	$21,056

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$484,895
Accrued liabilities	277,455
Convertible debt, net of discount	982,727
Settlements payable	106,660
Total Current Liabilities	1,851,737
Long-Term Liabilities:
Notes Payable - Officers	537,500
Total Liabilities	2,389,237
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 30,801,005 shares issued and outstanding	30,801
Additional paid in capital in excess of par value	18,877,944
Deferred compensation	(462,000)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(3,103,567)
Total stockholders’ equity (deficit)	(2,368,181)
Total Liabilities and Stockholders’ Equity (Deficit)	$21,056

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004, and the Period from January 1, 2003 (Inception) to September 30, 2005 (1)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	January 1, 2003 (Inception) to September 30, 2005
Revenues	-	-	-	-	-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses:
Research and development	21,125	28,625	63,375	174,438	333,938
Sales and marketing	-	22,050	24,527	52,734	100,241
General and administrative	69,518	388,312	231,017	1,117,933	2,046,059
Total operating expenses	90,643	438,987	318,919	1,345,105	2,480,238

Non-Operating Expenses:
Interest expense (income)	1,640	60,351	6,938	459,501	768,797
Other (income) expense	8,750	8,855	36,610	16,555	75,355
Total non-operating expenses	10,390	69,206	43,548	476,056	844,152

Loss from Continuing Operations Before Income Taxes	(101,033)	(508,193)	(362,467)	(1,821,161)	(3,324,390)
Provision for Income Taxes	-	-	-	-	(1,600)
Loss from Continuing Operations	(101,033)	(508,193)	(362,467)	(1,821,161)	(3,325,990)
Discontinued Operations, net of tax (Note 4):
Loss from operations, net of tax ($0)	-	-	-	-	(257,827)
Gain on disposal, net of tax ($0)	-	-	-	-	480,250
Gain from discontinued operations	-	-	-	-	222,423

Net Loss	$(101,033)	$(508,193)	$(362,467)	$(1,821,161)	$(3,103,567)
Net Loss Per Share – Basic and Diluted:
Continuing Operations	$(0.00)	$(0.02)	$(0.01)	$(0.07)
Discontinued Operations	-	-	-	-
Net Loss Per Share – Basic and Diluted:	$(0.00)	$(0.02)	$(0.01)	$(0.07)
Weighted Average Common Shares – Basic and Diluted	30,801,005	27,622,983	30,284,521	26,846,714

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004, and the Period from January 1, 2003 (Inception) to September 30, 2005 (1)

(Unaudited)

	Nine Months Ended September 30,		January 1, 2003 (Inception) to September 30, 2005
	2005	2004
Cash Flows from Operating Activities
Net (Loss) Income	$(362,467)	$(1,821,161)	$(3,103,567)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Shares and options issued for services	-	243,878	289,319
Amortization of debt discount	-	438,464	721,250
Gain from disposal of discontinued operations			(480,250)
Changes in operating assets and liabilities
Other current assets	63,375	63,375	(21,125)
Accounts payable	16,176	118,197	427,133
Settlements payable	637	41,313	41,271
Notes payable - officers	187,500	225,000	537,500
Accrued liabilities	91,756	154,241	260,266

Net cash used in operating activities	(3,023)	(536,693)	(1,328,203)

Cash Flows from Financing Activities
Proceeds from convertible debt		522,527	1,071,663
Repayment of convertible debt			(25,000)

Net cash provided by financing activities	-	522,527	1,046,663

Net decrease in cash and cash equivalents	(3,023)	(14,166)	(281,540)

Cash and Cash Equivalents, beginning of period	2,954	16,637	281,471

Cash and Cash Equivalents, end of period	$(69)	$2,471	$(69)

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-	$-	$3,600,000

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB/A for the year ended December 31, 2005 filed on April 2, 2007.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

3.	Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for periods prior to September 30, 2005. In preparing such restatements, the Company identified certain corrections to amounts accrued as interest on convertible notes and notes payable – officers. The effect of these corrections was to increase previously reported general and administrative expenses by approximately $5,000 and decrease interest expense by approximately $9,000, reducing the net loss for the nine months ended September 30, 2005 by approximately $4,000.

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

There was an increase of $362,467 in the accumulated deficit for the nine months ended September 30, 2005. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the net operating loss carryforwards in 2023. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at September 30, 2005. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

6.	Debt

Convertible Notes – In periods prior to the nine months ended September 30, 2005, the Company issued  unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of September 30, 2005 there were $982,727 of Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is 6 years. As of September 30, 2005 the Company has issued 1,873,054 Note Warrants, and none have been exercised.

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

No debt discount or beneficial conversion (or related interest expense) was recognized in the nine months ended September 30, 2005. In the nine months ended September 30, 2004, the company recorded $97,972 of debt discount and $230,481 of beneficial conversion, and recognized $438,464 as interest expense for the nine months ended September 30, 2004.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

7.	Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $537,500 at September 30, 2005, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

8.	Stock Options

Stock Option Plan

In July 2000, our board of directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "2000 Plan"). The 2000 Plan permitted the granting of stock options to any employee or director of the Company. Under the terms of the 2000 Plan, 4,500,000 shares were authorized for issuance upon exercise of options. Under the nonqualified plan, options could be granted with an exercise price equal to the fair market value of our stock on the date of the grant and expire 10 (ten) years after the grant date. Vesting was over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-nineth (1/36) per month to complete the four-year vesting.

The Company issued options for 100,000 shares prior to 2003. Compensation expense relating to employee stock options recognized for the nine months ended September 30, 2005 and 2004 was $0.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of September 30, 2005.

10.	Subsequent Events

In filing this Form 10-QSB for the period ended September 30, 2005, the Registrant is omitting certain disclosures of subsequent events that are more fully described in Forms 10-KSB and other SEC filings for subsequent periods. This has been done to limit confusion and to enhance the reader’s understanding of the events that occurred during the periods presented. Readers are strongly urged to review the Form 10-KSB’s and Form 8-K’s for periods subsequent to September 30, 2005.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

We had no revenues for the three months ended September 30, 2005 and 2004.  Our spending for the three months ended September 30, 2005 and 2004 consisted of general and administrative expenses in the amount of $69,518 and $388,312, respectively. Research and development expenses for the same periods amounted to $21,125 and $28,625, respectively while sales and marketing expense amounted to $0 for the three months ended September 30, 2005 compared to $22,050 in the corresponding period in 2004.

Nine Months Ended September 30, 2005 and 2004

We had no revenues for the nine months ended September 30, 2005 and 2004.  Our spending for the nine months ended September 30, 2005 and 2004 consisted of general and administrative expenses in the amount of $231,017 and $1,117,933, respectively. Research and development expenses for the same periods amounted to $63,375 and $174,438, respectively while sales and marketing expense amounted to $24,527 for the nine months ended September 30, 2005 compared to $52,734 in the corresponding period in 2004.

Liquidity and Capital Resources

At September 30, 2005, we had working capital of ($1,830,680). During the nine months ended September 30, 2005 and 2004, net cash used in operations was $3,023 and $536,693, respectively. For the nine months ended September 30, 2005, cash used in operations consisted principally of a net loss of $362,467 that was offset by changes in working capital of $359,444. For the nine months ended September 30, 2004, cash used in operations consisted principally of a net loss of $1,821,161 that was offset by a changes in working capital of $602,126 and non-cash charges for debt discount amortization of $438,464 and equity issued for services of $243,878. Cash flows for the nine months ended September 30, 2004 were also affected by net borrowings of $522,527 for Convertible Notes.

The Company's current cash on hand at September 30, 2005, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. As a result the Company sharply reduced the amount of operating activities.  The Company relied upon continued borrowing and/or sales of additional equity instruments to support its ongoing operations. Following the fiscal year ended December 31, 2005, the Company has been successful in closing additional funding by issuing Convertible Notes. The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

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

In connection with the review of the Company’s consolidated financial statements for the quarter ended September 30, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of September 30, 2005:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2005. Subsequent to September 30, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.  Subsequent to September 30, 2005, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending September 30, 2005. See Item 1, Financial Statements, Note 9, Commitments and Contingencies.

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