Form 10KSB/A
period 2005-12-31
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This amendment No. 2 to the Registrants Annual Report on Form 10-KSB is being filed to correct the Registrant's previous disclosure of its Convertible Note balance for the fiscal year December 31, 2005. The Registrant determined that $100,000 of the outstanding balance was converted to Common Stock as of that date. Therefore the balance as reported was overstated. Corrections were also required to the calculation of beneficial conversion and debt discount as a result of the error, and as a result of errors in the calculation of beneficial conversion and debt discount charges during the year. The Registrant has also determined that options issued to non-employees for services during the fiscal year December 31, 2004 and December 31, 2005 were carried as liabilities when they should have been presented in the equity section. The Registrant has also determined that 300,000 shares of Common Stock were to be issued to an unrelated party in 2004 and this obligation was not accounted for and has been included.

The Registrant has also determined that filings previously made were incomplete and pursuant to the filing guidelines as specified by the SEC has decided to amend its Form 10-KSB for the period ending December 31, 2003, and file a Form 10-KSB for the period ending December 31, 2004 which was not previously filed by the Company. Accordingly, this amended Form 10-KSB for the period ending December 31, 2005 no longer includes information for the period ending December 31, 2003, as previously presented.

The Registrant in filing this Form 10-KSB for the period ended December 31, 2005 has not updated to the current filing date certain disclosures related to subsequent events that are more fully described in Form 10-KSBs for subsequent periods and other SEC filings. This has been done to limit confusion and to enhance the readers understanding of the events that occurred during the fiscal year presented.

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

The Company operates with limited capital resources and expects to do so for the foreseeable future. The Company cannot provide assurances regarding its ability to meet any sales targets, as it may be affected by many factors not within its control, including acceptance of its products by consumers, competition, technological advances by others, and general economic and political issues. Further, all of the potentially adverse factors that can affect a business in its line are more likely to affect a development stage company than an established enterprise.

History of Zeros & Ones, Inc.

Zeros & Ones, Inc., is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions.

Founding and Merger

Zeros & Ones, Inc. was originally founded in 1994 by Robert J. Holtz (“Holtz”). At that time the Company was focused on delivering products and services to the entertainment industry. In July, 1999 Zeros & Ones, Inc., along with several other companies with technologies, products, and services focused on digital convergence, all merged with Commercial Labor Management, Inc., a publicly traded company. This entity became the predecessor of the Company. Immediately following that transaction, Commercial Labor Management, Inc. changed its name to “Zeros & Ones, Inc.” Under the Merger the entities were combined into one company and were accounted for in a manner similar to a pooling of interests.

Market Conditions and Business Events

Due to changed and unfavorable market conditions, the Company redirected its focus in the technology and entertainment industries which it had followed from its founding. During 2003 the Company entered into several acquisition agreements as part of a roll-up strategy to become a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company was unable to complete the acquisitions as intended, and subsequently the Company became delinquent on its mandated annual and quarterly filings under Section 15(d) of the Securities Act of 1933, as amended (“Securities Act”) with the Securities and Exchange Commission (“SEC”). The OTC Bulletin Board in early 2005 stopped quoting the Company’s common stock, thereafter the stock was quoted in the pink sheets.

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

The Company was also affected by the cessation of operations of Joint Employers Group, which the Company acquired in a transaction that was later rescinded. (see “Item 7, Financial Statements, Note 4, Discontinued Operations”). This decision was due to the loss of workers compensation insurance coverage for its employees. As a result, the Company is deemed to have re-entered the development stage on January 1, 2003.

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

Effective January 1, 2007, Dana R. Waldman was appointed Chief Executive Officer, and Laisure remained as Chairman of the Board.

Current Plan of Operations

Zeros & Ones, Inc. is a holding company now focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company believes that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the most wealthy and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

Zeros & Ones, Inc. sees these two industries as complementary, if not overlapping. Many technology companies are already entering the entertainment industry and becoming viable forces in the markets that they’ve entered. Likewise, the Company believes that the entertainment industry is realizing the one of the long-term economic values of their content is as a driver for future technology adoption by consumers. With the rapid transition from a predominantly analog world into a fully digital environment, the Company intends to position itself to capitalize on these changes by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding content creation, media distribution, and consumer commerce.

Competitive Business Environment

The technology and data transmission industry is highly competitive and the Company's management expects this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Competitors of the Company could develop products and technologies that could render the Company's products and technologies obsolete. Many of the Company's competitors have greater resources, including available capital, financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and greater brand name recognition. As a result, these competitors may be in a better position than the Company to respond quickly to, or significantly influence, rapid technological change and consumer demand.

Competition within the technology and data transmission industry is characterized by several key factors, including, but not limited to, the following:

1.	Rapid changes in technology and customer requirements. New opportunities for existing and new competitors can quickly render existing technologies less valuable.

2.	Relatively low barriers to entry. Startup capital requirements for technology companies can be very small, and software distribution over the Internet is inexpensive and easily outsourced.

3.	Significant price competition. Direct distribution of competing products, particularly over the Internet, may cause prices and margins to decrease in both traditional and innovative sales channels.

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

Patents, Proprietary Technology and Other Intellectual Property

The Company currently relies on a combination of copyrights, trademarks patents trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company seeks to avoid disclosure of any trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company. The Company also relies on unpatented proprietary know-how in developing its products and services, and employs various methods, including confidentiality agreements with employees, consultants and others, to protect its trade secrets and know-how. The Company currently owns “Conscious Content” as a trademark. As the Company develops or acquires intellectual property that could have commercial value, the Company will rely, when applicable, on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology.

Irrespective of the foregoing, the Company cannot be sure that these methods of protecting its proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide the Company with meaningful protection from competitors. If a competitor were to infringe on the Company's patents, the costs of enforcing the Company's patent rights might be substantial or even prohibitive. Likewise, the Company cannot be sure that others will not independently develop any trade secrets and know-how or obtain access to them.  Some or all of the Company’s intellectual property may not qualify for protection under copyright, trademark, patent laws and trade secret law.  Proprietary technology that it develops may infringe upon proprietary technology of others.

Governmental Regulation

The Company currently believes that any acquired assets in the intended entertainment or technology fields will not be subject to approval from the United States government, with the exception of export restrictions to certain countries. Any acquired business operations in such industries will likely not fall under federal, state, or local environmental regulations.

Product Development

The Company's research and development expenses totaled $104,500 in 2005, compared to $195,563 in 2004. The majority of the Company's development costs are focused on meeting its technical plan, which calls for further developments and enhancements of software to enable the Company to cater to a wider audience of users and thereby remain competitive.

Sales and Marketing

The Company did not expended material amounts on sales and marketing in 2004 or 2005.

Employees

As of March 6, 2007, the Company has 6 full-time employees, 2 of which perform general management, 2 of which perform technical management functions, 1 of which performs marketing and sales functions, and 1 of which performs administrative and financial functions. All employees are located in California. None of the Company’s employees are represented by a labor union, and considers its employee relations to be good. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and financing services.

ITEM 2.	Description of Property

As of March 23, 2007 the Company has its executive offices at 7119 Sunset Blvd. Suite #318, Hollywood, California 90046. The Company leases this facility on a month-to-month basis.

ITEM 3.	Legal Proceedings

The Company is aware of pending claims filed subsequent to the period ending December 31, 2005. See Item 7, Financial Statements, Note 12, Commitments and Contingencies.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5.	Market for Common Equity and Related Stockholder Matters

During the year ended December 31, 2005 the Company’s Common Stock traded on the Pink Sheets under the symbol “ZROS.”  During the year ended December 31, 2006 the Company was granted acceptance of their Form 15c2-11 and was subsequently listed on the OTC Bulletin Board.

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

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of the Common Stock on December 31, 2005 was $0.09 and the closing price on March 23, 2007 was $1.11. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the Common Stock.

Common Stock Holders

As of December 31, 2005, there were approximately 508 holders of record of the Common Stock. The Company believes that additional beneficial owners of Common Stock hold shares in street names.

Dividends

The Company has not declared any cash dividends on its Common Stock in its last two fiscal years and does not expect to pay cash dividends in the foreseeable future. The declaration and payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

Equity Compensation Plan

In July 2000, the Company's Board of Directors approved a stock option plan for employees and consultants (the “Plan”). During the year ended December 31, 2005, the Company did not grant any new options to employees under the Plan. Prior to 2003 the Company had outstanding 100,000 options under the Plan. For further information on the Company's equity compensation plan see Item 7, Financial Statements under Note 10, Stock Options.

During the years ended December 31, 2005 and 2004, the Company approved the granting of 5,000 and 1,115,000 options, respectively, to certain consultants for services under the Plan. During the year ended December 31, 2004, 600,000 options were exercised per the terms of the option agreement. Prior to 2003 the Company had outstanding 100,000 options under the Plan. For further information on the Company's equity compensation plan see Item 7, Financial Statements under Note 9, Stock Options.

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

During the year ended December 31, 2005 the Company issued 4,621,670 shares of its Common Stock in connection with certain investors requests to exchange the Convertible Notes to Common Stock. The note holders converted their notes in 2003 and 2004, but the Company delivered the stock certificates to the note holders in 2005. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

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

Resignation of Chief Executive Officer and Chairman

In July 2005 the Company accepted the resignation of its Chairman of the Board of Directors and Chief Executive Officer, Robert J. Holtz (“Holtz”) who had held this position since inception. The Company appointed Mark M. Laisure (“Laisure”) to replace this position. Holtz remained on the Company's Board of Directors. In December 2005, Holtz resigned from the Board of Directors and terminated all connection with the Company. The Company does not intend to retain Holtz for any operating, advisory or directorship capacity subsequent to accepting his full resignation. As of December 31, 2005 Laisure was the sole member of the Board of Directors.  Since then, the Board has increased to four members, including Dana R. Waldman, Scott Fairbairn, and Volker Anhauesser.  In 2007, Dana R. Waldman replaced Laisure as the Company’s Chief Executive Officer.

Convertible Notes

In May 2003, the Company began to issue, from time to time, convertible notes at various interest ranges ranging from 8% to 12% per annum, with a maturity of 1 year (the “Notes”). The terms of the Notes provide that the holder of the Notes, at its option, could convert the principal and interest of the Notes into Common Stock at any time at a conversion price equal to the average of the last five (5) trading days closing price, less a discount ranging from 25% to 35%. The Company issued approximately $135,000 of Notes during the year ended December 31, 2005, and $487,527 of the Notes during the year ended December 31, 2004.

Critical Accounting Policies

In accordance with SEC guidance, those material accounting policies that the Company believes are the most critical to an investor's understanding of the Company's financial results and condition are discussed below.

The Company's significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain of these policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by the Company's management to determine the appropriate assumptions to be used in the determination of certain estimates.

Going Concern

The Company is subject to the risks and uncertainties associated with a development stage business, has no established source of revenue, and has incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Since inception the Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will generate positive operating income from its operating activities again, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and cash on hand will not be adequate to fund operations throughout fiscal 2007. The Company anticipates that revenue from normal operations will occur in 2007, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will achieve profit from normal operations, and expects that additional capital will be required to support both on-going losses from operations and the capital expenditures necessary to support anticipated revenue. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2007.

Results of Operations

Twelve months ended December 31, 2005 and 2004

The Company had no revenues for the twelve months ended December 31, 2005, or for the corresponding period ended December 31, 2004. The Company's spending for the twelve months ended December 31, 2005 decreased from the same period in 2004 as the Company had limited financial resources. The Company's sales and marketing expenses decreased to $24,527 in 2005 from $74,784 in 2004, and research and development spending decreased from $195,563 to $104,500 during the same period. In 2005 total general and administrative expenses of $645,927 were primarily related to costs for management.

Liquidity and Capital Resources

At December 31, 2005, the Company had working capital of ($1,082,727) as compared to working capital of ($1,655,713) at December 31, 2004. During the twelve months ended December 31, 2005, net cash used in operations was $79,779 and consisted principally of a net loss of $838,214 and was offset by stock-based compensation and services of $210,500. Cash flows were also affected by the sale of Notes for $135,000, and the accrual of notes payable to officers in the amount of $250,000.

The Company's cash on hand at December 31, 2005, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. The Company relied upon continued borrowing and/or sales of additional equity instruments to maintain its operations since December 31, 2005.  Following the fiscal year ended December 31, 2005, the Company has been successful in closing additional funds as described under the Convertible Notes (see “Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption “Events Subsequent to Fiscal Year Ended December 31, 2005” below). The Company contemplates additional sales of debt instruments during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended December 31, 2005, the Company incurred a net pre-tax loss of $837,414 and, for the fiscal year ended December 31, 2004, the Company incurred a net pre-tax loss of $2,050,241. The Company’s auditors, Chang G. Park, CPA, Ph. D., issued an opinion in connection with the Company’s financial statements for the fiscal year ended December 31, 2005 noting that while the Company has recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

Events Subsequent to Fiscal Year Ended December 31, 2005

See Explanatory Note.

ITEM 7.	Financial Statements

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet – As of December 31, 2005 (audited) and 2004 (unaudited)	F-3

Consolidated Statements of Operations – For the Years Ended December 31, 2005 (audited) and 2004 (unaudited), and the period from January 1, 2003 (Inception) to December 31, 2005(unaudited)	F-4

Consolidated Statements of changes in Stockholders’ Equity (Deficit) – For the Period from January 1, 2003 (Inception) to December 31, 2005 (audited)	F-5

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2005 (audited) and 2004 (unaudited), and the period from January 1, 2003 (Inception) to December 31, 2005 (unaudited)	F-6

Notes to the Consolidated Financial Statements	F-7

Chang G. Park, CPA, Ph. D.

t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t

t TELEPHONE (858)722-5953 t FAX (858) 408-2695  t FAX (858) 764-5480

E-MAIL changgpark@gmail.com

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zeros & Ones, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Zeros & Ones, Inc. and subsidiary (A Development Stage “Company”) as of December 31, 2005 and the related consolidated statements of operation, changes in shareholders’ equity and cash flows for the year ended at December 31, 2005, and for the period from January 1, 2003 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zeros & Ones, Inc. and subsidiary as of December 31, 2005, and the results of its operation and its cash flows for the year ended at December 31, 2005, and for the period from January 1, 2003 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHANG G. PARK, CPA

CHANG G. PARK, CPA

March 20, 2007

San Diego, CA. 91910

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

As of December 31, 2005(1) (Audited)
Assets
Current Assets:
Cash and cash equivalents	$58,175
Prepaid expenses	2,120
Total current assets	60,295
Total Assets	$60,295
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$397,361
Accrued liabilities	153,323
Convertible debt, net of debt discount	180.320
Settlements payable	404,519
Other payables	7,500
Total Current Liabilities	1,143,022
Long Term Liabilities -
Notes payable – Officers	600,000
Total Liabilities	1,743,022
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized; 41,434,835 shares issued and outstanding	41,435
Additional paid in capital in excess of par value	20,178,510
Deferred compensation	(612,000)
Accumulated deficit – prior operations	(17,711,359)
Deficit accumulated in the development stage	(3,579,313)
Total stockholders’ equity (deficit)	(1,682,727)
Total Liabilities and Stockholders’ Equity (Deficit)	$60,295

 (1)As restated – see Note 3

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2005(1) (Audited)	For the Year Ended December 31, 2004(1) (Unaudited)	For the Period from January 1, 2003(Inception) to December 31, 2005(1)
Revenues	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-
Operating Expenses:
Research and development	104,500	195,563	375,063
Sales and marketing	24,527	74,784	100,241
General and administrative	645,927	1,274,364	2,460,969
Total operating expenses	774,954	1,544,711	2,936,273
Non-Operating Expenses:
Interest expense (income)	21,090	466,785	782,949
Other (income) expense	41,370	38,745	80,115
Total non-operating expenses	62,460	505,530	863,064
Loss From Continuing Operations Before Income Taxes	837,414	2,050,241	3,799,337
Provision for Income Taxes	800	800	2,400
Loss from Continuing Operations	838,214	2,051,041	3,801,737
Discontinued Operations (Note 4):
Loss from Operations, net of tax ($0)			257,827
Gain from Disposal, net of tax ($0)			480,250
Gain from Discontinued Operations	-	-	222,423
Net Loss	$838,214	$2,051,041	$3,579,314
Net Loss Per Share – Basic and Diluted:
Continuing Operations	$0.03	$0.08
Discontinued Operations
Net Loss	$0.03	$0.08
Weighted Average Common Shares – Basic and Diluted	31,256,666	27,086,591

 (1)As restated – see Note 3

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the period from January 1, 2003 (Inception) to
	December 31, 2005(1) (Audited)	December 31, 2004(1) (Unaudited)	December 31, 2005(1)
Cash Flows from Operating Activities
Net loss	$(838,214)	$(2,051,041)	$(3,579,314)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock and options issued for services	210,500	244,769	499,819
Amortization of debt discount and debt issue costs	42,063	439,827	771,664
Expenses advanced from notes payable-officers	250,000	300,000	600,000
Gain from disposal of discontinued operations	--	--	(480,250)
Changes in operating assets and liabilities
Prepaid expenses	(2,120)	--	(2,120)
Other current assets	84,500	(84,500)	--
Accounts payable	(71,358)	152,511	339,599
Accrued liabilities	(51,795)	193,118	116,715
Settlements payable	298,496	39,321	339,130
Other payables	7,500	--	7,500

Net cash used in operating activities	(79,779)	(605,346)	(1,404,959)

Cash Flows from Financing Activities
Proceeds from convertible debt	135,000	591,663	1,200,663
Repayment of convertible debt			(19,000)
Net cash provided by financing activities	135,000	591,663	1,181,663

Net increase (decrease) in cash and cash equivalents	55,221	(13,683)	(223,296)

Cash and Cash Equivalents, beginning of period	2,954	16,637	281,471

Cash and Cash Equivalents, end of period	$58,175	$2,954	$58,175

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Debt converted to common stock	$928,482	$99,365	$1,027,847
Rescission of JEG purchase	--	--	3,600,000

 (1)As restated – see Note 3

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Statement of Changes in Stockholders' Equity / (Deficit)

For the Period from January 1, 2003 (Inception) through December 31, 2005(1)

					Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit - Prior Operations	Deficit Accumulated in the Development Stage
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount							Total
Balance, December 31, 2002			48,511,858	$48,512	$20,886,872	$		$(17,711,359)	$		$3,224,025
Shares retired in JEG disposition			(24,000,000)	(24,000)	(3,576,000)						(3,600,000)
Reconcile outstanding shares with transfer agent			1,069,231	1,069	(1,069)						-
Shares issued for services			335,000	335	44,215						44,550
Fair value of warrants issued with Convertible Notes			-	-	102,794						102,794
Beneficial Conversion Feature of Convertible Notes			-	-	260,795						260,795
Net Loss			-	-	-		-	-		(690,059)	(690,059)
Balance, December 31, 2003	-	-	25,916,089	25,916	17,717,607		-	(17,711,359)		(690,059)	(657,895)
Shares issued in exchange for Convertible Notes			634,916	635	99,365						100,000
Shares issued for services			600,000	600	81,000						81,600
Options issued for services					163,169						163,169
Exercise of warrants			650,000	650	(650)						-
Fair value of warrants issued with Convertible Notes					260,481						260,481
Beneficial Conversion Feature of Convertible Notes					97,972						97,972
Net Loss										(2,051,041)	(2,051,041)
Balance, December 31, 2004	-	-	27,801,005	27,801	18,418,944		-	(17,711,359)		(2,741,100)	(2,005,714)
Shares issued in exchange for Convertible Notes			6,335,960	6,336	928,482						934,818
Shares issued for services			7,297,870	7,298	817,702						825,000
Options issued for services					150						150
Fair value of warrants issued with Convertible Notes					8,005						8,005
Beneficial Conversion Feature of Convertible Notes					5,227						5,227
Deferred compensation							(612,000)				(612,000)
Net Loss										(838,214)	(838,214)
Balance, December 31, 2005	-	$-	41,434,835	$41,435	$20,178,510		$(612,000)	$(17,711,359)		$(3,579,314)	$(1,682,728)

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

The Company has limited operating history and no revenues. Located in Hollywood, California, the Company is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company's corporate website is www.zerosones.com.

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

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 4,813,054 and 5,138,054 shares at December 31, 2005 and 2004, respectively.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS No. 123R effective January 1, 2006 in accordance with the standard's early adoption provisions. Prior to January 1,

2006, the Company's Board of Directors had not approved the granting of any employee stock options. As such, the Company decided that it will follow the provisions of SFAS No. 123R on a prospective basis, and will record compensation expense related to the granting of stock options to employees should that occur in 2006.

Research and Development - Research and Development costs are charged to operations as incurred, and totaled $104,500 for 2005 and $195,563 for 2004. Some of the Company's products include infrastructure media delivery technology. The costs to develop such technology have not been capitalized, as the Company is still determining the market requirements for its technology.

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

In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted earnings per share. The new guidance states that these securities should be included in the diluted earnings per share computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported earnings per share. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

3.	Restatement of Previously Issued Financial Statements

The Company has restated its financial statements to correct the previous disclosure of its Convertible Note balance for the fiscal year December 31, 2005. The Company determined that $100,000 of the outstanding balance was converted to Common Stock as of that date. Therefore the balance as reported was overstated. Corrections were also required to the calculation of beneficial conversion and debt discount as a result of the error. The Company has also determined that options issued to non-employees for services during the fiscal year December 31, 2004 and December 31, 2005 were carried as liabilities when they should have been presented in the equity section. The Company has also determined that 300,000 shares of Common Stock were to be issued to an unrelated party in 2004 and this obligation was not accounted for and has been included. Following is a summary of the effects of the restatements:

Balance Sheets

	As of December 31,
	2005	2004	2003
Convertible debt, net of debt discount:
As originally reported	$503,711	$1,051,070	$468,885
Effect of restatement	(332,649)	11,114
As restated	$171,062	$1,062,184	$468,885
Options issued for services:
As originally reported	$163,319	$163,169
Effect of restatement	(163,319)	(163,169)
As restated	$-	$-	$-
Shareholders’ Equity (Deficit):
As originally reported	$(2,169,437)	$(2,442,371)	$(911,758)
Effect of restatement	495,968	152,055
As restated	$(1,673,469)	$(2,290,316)	$(911,758)

 Statements of Operations:

	Years Ended December 31,
	2005	2004	2003
Operating expenses:
As originally reported	$469,354	$1,496,711	$616,608
Effect of restatement		48,000
As restated	$496,354	$1,544,711	$616,608
Non-operating expenses:
As originally reported	$73,167	$194,668	$370,512
Effect of restatement	(1,630)	123,266	177,826
As restated	$71,537	$317,934	$548,338
Net Loss:
As originally reported	$543,321	$1,692,179	$987,920
Effect of restatement	(1,630)	171,266	177,826
As restated	$541,691	$1,863,445	$1,165,746

4.	Discontinued Operations

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

Convertible Notes - From October 2003 through December 2005 the Company issued approximately $1,096,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of December 31, 2005 there were $180,320 Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 3 to 6 years. As of December 31, 2005 the Company has issued 2,193,054 Note Warrants, and none have been exercised.

The Company calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the Notes. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company determined that the Notes also had a beneficial conversion feature, which the Company recognized as interest expense immediately as the notes were convertible upon issuance..

For the year ended December 31, 2005, the Company recorded $8,005 of debt discount and $5,227 of beneficial conversion. For the year ended December 31, 2004, the Company recorded $260,481 of debt discount and $97,972 of beneficial conversion. Related amortization amounted to $42,063 and $435,454 for the years ended December 31, 2005 and 2004, respectively.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

6.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004
Accrued operating expenses	$150,923	$203,518
Accrued taxes payable	2,400	1,600
Settlements payable	404,519	106,023
Due to Officer	7,500	--
	$565,342	$311,141

The increase of $254,201 from December 31, 2004 to December 31, 2005 is due mainly to the settlement with a former officer. (see Note 11, Related Party Transactions, Agreement with Former Officer).

7.	Long term Liabilities

 Long term liabilities, amounting to $600,000 at December 31, 2005, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursement of the amounts due within the next twelve months.

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

There was an increase of $838,214 in the net loss for the year ending December 31, 2005. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the NOL carryforwards in 2024. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2005. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

9.	Stockholders' Equity

Common Stock Issued for Compensation and Consulting Services - For the year ended December 31, 2005, the Company issued 7,297,870 shares of Common Stock for services and future services, and recorded $745,000 of compensation expense related to these shares (as more fully described below). For the year ended December 31, 2004 the Company issued 300,000 shares of Common Stock for services for services performed during 2003, and 600,000 for services performed in 2004.

Common Stock

During the year ended December 31, 2004 the Company issued 300,000 shares of its Common Stock to a firm for marketing services rendered in 2003 pursuant to agreements executed on behalf of the Company by Holtz, and an additional 300,000 shares to the same firm in 2004. The Company incurred compensation expenses of $33,600 and $48,000 in connection with these stock issuances. Also during the year the Company issued 650,000 shares of Common Stock related to the exercise of options. No cash was received by the Company related to this exercise. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

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

In November 2005, the Company issued 2,000,000 shares of its Common Stock to a law firm as a deposit for services and received a credit of $80,000 against past and future services. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

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

During the year ended December 31, 2005 the Company issued 4,621,670 shares of its Common Stock in connection with certain investors requests to exchange the Convertible Notes to Common Stock. The note holders requested conversion of their notes in 2003 and 2004, but all actions necessary to effect the conversion to Common Stock did not take place until 2005; accordingly, such notes were classified as debt until such time as the conversion actually occurred. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

As of December 31, 2005 the Company had 41,434,839 shares of Common Stock issued and outstanding.

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

The fair value of each stock option is estimated using the Black-Scholes model. Expected volatility is based on management's estimate using the historical stock performance of the Company, the expected term of the options is determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107, and the risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon bonds with a term comparable to the expected option term.

As of December 31, 2005 the Company had issued no new options to employees under the Plan. Compensation expense relating to employee stock options recognized in the year ending December 31, 2005 was $0.

Consultants - During 2005, the Company granted a total of 5,000 options to a consultant for the purchase of the Company's Common Stock based on contractual arrangements for which the Company incurred expenses of $150.

11.	Related Party Transactions

Agreement with Former Officer - During the year ended December 31, 2005, the Company agreed to pay its former Chairman and CEO an amount equal to $300,000 in return for his resignation and full release of the Company. Payments are contingent upon the Company's receipt and acceptance of adequate documentation that supports representations made by Holtz regarding his original investment into the Company. The payments are also contingent upon the availability of cash to pay this obligation. This agreement was executed December 21, 2005. Payment terms are based on certain events, and the Company's ability to raise adequate capital to satisfy this obligation.

Payable to Officer - During the year ended December 31, 2005, the Company incurred obligations to its then current Chairman and CEO, and its CTO in the amount of $250,000. These amounts represent estimates of unreimbursed expenses and other costs incurred while performing services for the Company. The obligation has no due date and is not accruing interest. The aggregate amount of these obligations at December 31, 2005, including amounts outstanding from prior years is $600,000. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursement of the amounts due within the next twelve months.

12.	Commitments and Contingencies

Litigation - During the year the Company was not involved in any legal proceedings. The Company is not aware of any outstanding litigation as of March 29, 2006.

IRS Claim – In December 2006, the Company became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from the Company, the IRS completed returns on behalf of the Company, assessed interest and penalties for late filing, and began collection procedures against the Company for approximately $410,000 as of December 31, 2006. The Company believes that the IRS claims are in error, and has begun discussions with the IRS to resolve the matter.

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

The Company is subject to the risks and uncertainties associated with a development stage business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2007. The Company anticipates that revenue from normal operations will occur in 2007, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will achieve profit from normal operations, and expects that additional capital will be required to support both on-going losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2007.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005 (the “Evaluation Date”), under the supervision and with the participation of its senior management, including the Chief Executive and Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurate preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's CEO concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not yet effective.

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2005, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Chang G. Park, CPA, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of December 31, 2005:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of an audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

In light of these weaknesses, the Company's management, including the CEO, have concluded that as of December 31, 2005, the disclosure controls and procedures were ineffective, in that they did not ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.. To address this ineffectiveness of our disclosure controls and procedures and material weakness, the Company undertook corrective actions, including the hiring of internal staff with certain qualifications, engaging an outside accounting firm, and independent internal reviews of key account reconciliations.  Those corrective actions were taken after December 31, 2005.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter of the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent to the year ended December 31, 2005, the Company made certain changes in its internal control over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company hired an experienced person with the capabilities of establishing internal controls and procedures consistent with the guidelines and requirements of the SEC, and has budgeted for additional internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside accountants until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

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

Mark M. Laisure, Age 35

Mark Laisure, the Company's Chief Executive Officer (until January, 2007) and Chairman of the Board , joined the Company in 2003 as its President. Mark's career started in securities brokerage and investment banking, serving as a principal for both UBS PaineWebber and Shields & Company. He was a member of the founding team of Inktomi Corporation, a leading provider of OEM Web search and paid inclusion services. Inktomi, which was acquired by Yahoo!, brought Amazon.com, eBay, HotBot, MSN, and WalMart.com as partners and customers.

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

Scott Fairbairn, Age 39

Scott Fairbairn is the Chief Technology Officer, and became a Director in April 2006, of Zeros & Ones, Inc. Since 1985, he has contributed to the design, development, and delivery of technology solutions across a wide range of industries including telecom, financial services, multimedia, security, and internet commerce. From 1985 through 2005, he operated four entrepreneurial startups which were sold in acquisitions to certain private and publicly traded entities.

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

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended December 31, 2005 and 2004 to (i) the individual who served as the Company's chief executive officer (“CEO”) during fiscal year 2005; and (ii) the Company's two most highly compensated employees other than the CEO who were serving as executive officers as of December 31, 2005.

Summary Compensation Table

Annual Compensation

Name and Position	Year	Salary ($)	Bonus ($)	Other ($)	Annual Compensation ($)
Mark M. Laisure,	2005	41,664	--	--	41,664
Chairman, CEO and President	2004	87,100	--	--	87,100
Robert J. Holtz,	2005	--	--	--	--
CEO (until December 21, 2005)	2004	106,000	--	--	106,000
Scott Fairbairn,	2005	--	--	--	--
CTO	2004	--	--	--	--

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

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's common stock as of March 23, 2007 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's common stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-KSB and (iv) all current directors and executive officers as a group. As of March 23, 2007, there were 116,872,816 shares of common stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Mark Laisure	0	0%
Scott Fairbairn	0	0%
All current directors and executive officers as a group (3 persons)	0	0%

*	Represents less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 23, 2007 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Zeros & Ones, Inc., 7119 Sunset Blvd., #318, Hollywood, California, 90046. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of the Company common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 116,872,816 shares of common stock outstanding as of March 23, 2007.

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

ITEM 13.	Exhibits, Financial Statements and Reports on Form 8-K

Exhibits

3.1.	Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

3.2.	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

21.	List of Subsidiaries

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth fees for audit services provided during fiscal years 2005 and 2004:

	2005	2004
Audit fees	$5,000	$--
Audit related fees(1)	--	--
Tax fees	--	--
All other fees	--	--
Total	$5,000	$--

(1)	During fiscal years 2005 and 2004 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

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