Form 10QSB/A
period 2006-03-31
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

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

ZEROS & ONES, INC.

FORM 10-QSB/A

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2006	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 and for the period from January 1, 2003 (Inception) to March 31, 2006	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the period from January 1, 2003 (Inception) to March 31, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Controls and Procedures	13

PART	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

EXHIBITS

EXPLANATORY NOTE

This amendment No. 1 to the Quarterly Report on Form 10-QSB is being filed by the Registrant to correct the previous disclosure of its Convertible Note balance for the quarter ended March 31, 2006. The Registrant determined that $100,000 of the outstanding balance was converted to Common Stock as of that date. Therefore the balance as reported was overstated. Corrections were also required to the calculation of beneficial conversion and debt discount as a result of the error, and as a result of errors in the calculation of beneficial conversion and debt discount charges during the year. The Registrant has also determined that options issued to non-employees for services during the quarter ended March 31, 2006 were carried as liabilities when they should have been presented in the equity section. The Registrant has also determined that 300,000 shares of Common Stock were to be issued to an unrelated party in 2004 and this obligation was not accounted for and has now been included.

The Registrant in filing this Form 10-QSB for the period ended March 31, 2006 has not updated to the current filing date certain disclosures related to subsequent events that are more fully described in Forms 10-QSB for subsequent quarters during 2006, Form 10-KSB for the fiscal year ended December 31, 2006 and other SEC filings. This has been done to limit confusion and to enhance the readers understanding of the events that occurred during the fiscal period presented.

PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (1)

March 31, 2006

(Unaudited)

Assets
Current Assets
Cash	$56,446
Other current assets	5,704
Total Current Assets	62,150
Total Assets	$62,150

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$167,196
Accrued liabilities	24,307
Convertible debt, net of discount	358,663
Settlements payable	615,679
Other payables	7,151
Total Current Liabilities	1,172,996
Long-Term Liabilities:
Notes Payable - Officers	600,000
Total Liabilities	1,772,996
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized; 43,794,918 shares issued and outstanding	43,795
Additional paid in capital in excess of par value	20,407,759
Deferred compensation	(612,000)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(3,839,041)
Total stockholders’ equity (deficit)	(1,710,846)
Total Liabilities and Stockholders’ Equity (Deficit)	$62,150

(1) As restated – see Note 3

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS(1)

Three Months Ended March 31, 2006 and 2005 and for the period from January 1, 2003 (Inception) to March 31, 2006

 (Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2006
	2,006	2,005
Revenues	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-

Operating Expenses:
Research and development	45,000	21,125	420,063
Sales and marketing	32,900	22,050	133,141
General and administrative	167,659	86,867	2,628,628
Total operating expenses	245,559	130,042	3,181,832

Non-Operating Expenses:
Interest expense	14,168	3,099	797,117
Other expense	-	17,360	80,115
Total non-operating expenses	14,168	20,459	877,232

Loss from Continuing Operations Before Income Taxes	(259,727)	(150,501)	(4,059,064)
Provision for Income Taxes	-	-	(2,400)
Loss from Continuing Operations	(259,727)	(150,501)	(4,061,464)
Discontinued Operations, net of tax (Note 4):
Loss from operations, net of tax ($0)			(257,827)
Gain on disposal, net of tax ($0)			480,250
Gain from discontinued operations	-	-	222,423

Net Loss	$(259,727)	$(150,501)	$(3,839,041)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares – Basic and Diluted	42,978,639	29,234,338

(1) As restated – see Note 3.

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (1)

Three Months Ended March 31, 2006 and 2005 and for the period from January 1, 2003 (Inception) to March 31, 2006

(Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2006
	2,006	2,005
Cash Flows from Operating Activities
Net Loss	$(259,727)	$(150,501)	$(3,839,041)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	232,565	-	735,034
Amortization of debt discount	7,653	-	758,965
Gain from disposal of discontinued operations	-	-	(480,250)
Changes in operating assets and liabilities
Other current assets	(3,584)	21,125	(5,704)
Accounts payable	(230,165)	9,588	109,434
Settlements payable	211,160	(2,121)	550,290
Notes payable - officers	-	62,500	600,000
Accrued liabilities	(131,782)	56,348	(15,067)
Other payables	(349)		7,151

Net cash used in operating activities	(174,229)	(3,061)	(1,579,188)

Cash Flows from Financing Activities
Proceeds from convertible debt	180,000	-	1,386,663
Repayment of convertible debt	(7,500)	-	(32,500)

Net cash provided by financing activities	172,500	-	1,354,163

Net decrease in cash and cash equivalents	(1,729)	(3,061)	(225,025)

Cash and Cash Equivalents, beginning of period	58,175	2,954	281,471

Cash and Cash Equivalents, end of period	$56,446	$(107)	$56,446

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-	$-	$3,600,000

(1) As restated – see Note 3.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2006 and the results of operations for the three-month periods ended March 31, 2006 and 2005, and the cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-months ended March 31, 2006 are not necessarily indicative of the results for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on March 29, 2006 and amended on April 2, 2007.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

Note 3 – Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for periods prior to March 31, 2006. In preparing such restatements, the Company identified certain corrections to amounts accrued as interest on convertible notes and notes payable – officers. The effect of these corrections was to decrease interest expense and Net Loss by approximately $37,000 for the three months ended March 31, 2006.

Note 4 - Debt

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

We calculated the fair value of the warrants using the Black Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 1 year life of the Notes. In accordance with EITF 00 27, “Application of Issue No. 98 5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, we determined that the Notes also had a beneficial conversion feature, which the Company recognized as interest expense immediately as the notes were convertible upon issuance.

For the quarter ended March 31, 2006 we recorded $25,611 of debt discount and $151 of beneficial conversion of which $7,653 was recorded as interest expense for the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”). Under EITF Issue No. 00 19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” the ability to register stock is deemed to be outside of our control. Accordingly, the fair value of the warrants will be recorded as an accrued warrant liability once issued and valued.

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2006:

Accrued operating expenses	$24,307
Settlements payable	615,679
Due to officer	7,151
$648,137

Accrued operating expenses decreased due to the issuance of Common Stock for services. Settlements payable increased due to our settlement with a vendor regarding outstanding invoices.

Note 6 - Long term Liabilities

Long term liabilities, amounting to $600,000 at March 31, 2006, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

Note 7 - Provision for Income Taxes

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

There was an increase of $259,727 in the accumulated deficit for the quarter ended March 31, 2006. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the NOL carryforwards in 2024. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at March 31, 2006. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

Note 8 - Stockholders' Equity

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

As of March 31, 2006 we had 43,794,818 shares of Common Stock issued and outstanding.

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

Note 12 - Subsequent Events

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

The RocketStream Technology has not yet been commercialized; RocketStream and RHC have little or no operations, liabilities, or assets other than the above referenced RocketStream Technology. RocketStream's Founder, Chief Executive Officer and principal shareholder is Scott Fairbairn, who was instrumental in the creation and development of the RocketStream Technology as owner and Chief Executive Officer of Breakthrough Technologies, Inc. Mr. Fairbairn also serves as our Chief Technology Officer and as a member of our Board of Directors.

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

Our management estimates that the current funds available and on hand will not be adequate to fund operations throughout fiscal 2007. We anticipate that revenue from normal operations will occur in 2007, and those revenues will have a material impact offsetting operating expenses during the year. However, we are uncertain whether we will achieve profit from normal operations, and expect that additional capital will be required to support both on-going losses and the anticipated revenue growth. Currently we have not arranged sources for, nor do we have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue normal operations during 2007.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

At March 31, 2006, we had working capital of ($1,175,000) as compared to working capital of ($1,406,118) at December 31, 2005. During the three months ended March 31, 2006, net cash used in operations was $366,031 and consisted principally of a net loss of $297,289 and was offset by stock based compensation and services of $34,192 and other non-cash charges (including interest) of $51,756. Cash flows were also affected by the conversion of Notes to Common Stock for $359,302.

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

 Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Among other things, our management evaluated our accounting procedures and control processes related to our closing procedures for timely and accurately preparation of our financial statements. We also reviewed our processes with our outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, our CEO and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain disclosure controls and procedures were not effective.

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

Our management identified the following material weaknesses as of March 31, 2006:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of audit committee to oversee our accounting and financial reporting processes, as well as approval of the Company's independent auditors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter for which this report is made that materially affected, or was  reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fiscal year ended December 31, 2005, we made certain changes in our internal controls and procedures over financial reporting. Following a comprehensive review, we concluded that the weaknesses we had found, as noted above, were a direct result of our being understaffed in our accounting area. We retained an outside consultant to support and extend the capabilities of our internal staff. We intend to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all our transactions and the preparation and filing of our required reports under the Exchange Act. We will continue to engage our outside consultant until our internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management intends to continue to evaluate the remediation efforts addressing the material weaknesses identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that we will undergo in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, we intend to continue to review, evaluate and strengthen our controls and processes. Our Board of Directors is performing oversight of the implementation of enhancements and improvements to our internal controls, and will transfer this responsibility to the Audit Committee once formed.

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