Form 10QSB/A
period 2006-06-30
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

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

ZEROS & ONES, INC.

FORM 10-QSB/A

EXPLANATORY NOTE

This amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB is being filed by the Registrant to correct the previous disclosure of its Convertible Note balance for the fiscal year December 31, 2005. The Registrant determined that $100,000 of the outstanding balance was converted to Common Stock as of that date. Therefore the balance as reported was overstated. Corrections were also required to the calculation of beneficial conversion and debt discount as a result of the error, and as a result of errors in the calculation of beneficial conversion and debt discount charges during the year. The Registrant has also determined that options issued to non-employees for services during the quarter ended June 30, 2006 were carried as liabilities when they should have been presented in the equity section. The Registrant has also determined that 300,000 shares of Common Stock were to be issued to an unrelated party in 2004 and this obligation was not accounted for and has now been included.

The Registrant in filing this Form 10-QSB/A for the period ended June 30, 2006 has not updated to the current filing date certain disclosures related to subsequent events that are more fully described in its Form 10-QSB for the quarter ended September 30, 2006, Form 10-KSB for the year ended December 31, 2006 and other SEC filings. This has been done to limit confusion and to enhance the readers understanding of the events that occurred during the fiscal period presented.

PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET(1)

June 30, 2006

(Unaudited)

Assets
Current Assets
Cash	$5,309
Other current assets	-
Total Current Assets	5,309
Total Assets	$5,309

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$235,028
Accrued liabilities	61,807
Convertible debt, net of discount	49,908
Settlements payable	507,137
Other payables	7,151
Total Current Liabilities	861,031
Long-Term Liabilities:
Notes Payable - Officers	600,000
Total Liabilities	1,461,031
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $.001 par value; 200,000,000 shares authorized; 96,296,918 shares issued and outstanding	96,297
Additional paid in capital in excess of par value	20,893,485
Deferred compensation	(612,000)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(4,122,145)
Total stockholders’ equity (deficit)	(1,455,722)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,309

(1)  As restated – see Note 3.

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS(1)

Three and Six Months Ended June 30, 2006 and 2005, and the period from January 1, 2003 (Inception) to June 30, 2006

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2,006	2,005	2,006	2,005	January 1, 2003 (Inception) to June 30, 2006
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses:
Research and development	49,626	21,125	94,626	42,250	469,689
Sales and marketing	11,413	2,477	44,313	24,527	144,554
General and administrative	164,047	74,632	331,706	161,499	2,792,675
Total operating expenses	225,086	98,234	470,645	228,276	3,406,918

Non-Operating Expenses:
Interest expense	58,018	2,199	72,186	5,298	855,135
Other expense	-	10,500	-	27,860	80,115
Total non-operating expenses	58,018	12,699	72,186	33,158	935,250

Loss from Continuing Operations Before Income Taxes	(283,104)	(110,933)	(542,831)	(261,434)	(4,342,168)
Provision for Income Taxes	-	-	-	-	(2,400)
Loss from Continuing Operations	(283,104)	(110,933)	(542,831)	(261,434)	(4,344,568)
Discontinued Operations, net of tax:
Loss from operations, net of tax ($0)	-	-	-	-	(257,827)
Gain on disposal, net of tax ($0)	-	-	-	-	480,250
Gain from discontinued operations	-	-	-	-	222,423

Net Loss	$(283,104)	$(110,933)	$(542,831)	$(261,434)	$(4,122,145)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares – Basic and Diluted	71,571,418	30,801,005	57,200,553	30,021,999

(1) As restated – see Note 3.

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005, and the period from January 1, 2003 (Inception) to June 30, 2006

(Unaudited)

	Six Months Ended June 30,		January 1, 2003 (Inception) to June 30, 2006
	2,006	2,005
Cash Flows from Operating Activities
Net Loss	$(542,831)	$(261,434)	$(4,122,145)
Adjustments to reconcile net loss to net cash used in operating activities

Shares and options issued for services	307,565	-	810,034
Amortization of debt discount	59,347	-	810,659
Gain from disposal of discontinued operations			(480,250)
Changes in operating assets and liabilities
Other current assets	4,676	42,250	2,556
Accounts payable	(162,333)	16,176	177,266
Settlements payable	102,618	(1,247)	441,748
Notes payable - officers	-	125,000	600,000
Accrued liabilities	(94,059)	76,250	22,656
Other payables	(349)		7,151

Net cash used in operating activities	(325,366)	(3,005)	(1,730,325)

Cash Flows from Financing Activities
Proceeds from convertible debt	280,000		1,486,663
Repayment of convertible debt	(7,500)		(32,500)

Net cash provided by financing activities	272,500	-	1,454,163

Net decrease in cash and cash equivalents	(52,866)	(3,005)	(276,162)

Cash and Cash Equivalents, beginning of period	58,175	2,954	281,471

Cash and Cash Equivalents, end of period	$5,309	$(51)	$5,309

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-	$-	$3,600,000

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

Note 3 – Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for periods prior to June 30, 2006. In preparing such restatements, the Company identified certain corrections to amounts accrued as interest on convertible notes and notes payable – officers. The effect of these corrections was to decrease interest expense and Net Loss by approximately $40,000 for the six months ended March 31, 2006.

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

For the six months ended June 30, 2006 we recorded $25,611 of debt discount and $30,143 of beneficial conversion of which $59,347 was recorded as interest expense for the period.

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

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2006:

Accrued operating expenses	$61,807
Settlements payable	507,137
Other payables	7,151
$576,095

Accrued operating expenses decreased due to the issuance of Common Stock for services. Settlements payable increased from December 2005 due to our settlement with a vendor regarding outstanding invoices, however was reduced by $75,000 through the issuance of Common Stock for one scheduled payment. (see Part II, Item II, Unregistered Sales of Equity Securities and Use of Proceeds)

Note 6 - Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $600,000 at June 30, 2006, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months.

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

There was an increase of $542,831 in the accumulated deficit for the six months ended June 30, 2006. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the NOL carryforwards in 2025. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences at June 30, 2006. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

Note 8 - Acquisition

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

Note 9 - Stockholders' Equity

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

As of June 30, 2006 we had 96,296,918 shares of Common Stock issued and outstanding.

Preferred Stock

We have 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. As of June 30, 2006 we had no Preferred Stock issued or outstanding.

Note 10 - Options

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

Series A Convertible Preferred Stock

On July 24, 2006, the Company's Board of Directors designated 2,000 shares of preferred stock as Series A Convertible Preferred Stock, all of which were outstanding as of August 8, 2006.

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

For so long as any shares of Series A Convertible Preferred Stock remain outstanding, in addition to any other vote or consent required by law, the vote or written consent of the holders of at least a majority in interest of the outstanding Series A Convertible Preferred Stock, voting as a separate class, shall be necessary for any amendment, alteration, or repeal of any provision of the Company's Articles of Incorporation or any other corporate action that requires shareholder vote or consent.

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

Change of auditors

Effective as of July 31, 2006, we replaced Armando C. Ibarra, CPA, P.C. as our independent accountants. Armando C. Ibarra, CPA, P.C. (“Ibarra”) had previously been engaged as the principal accountant to audit our financial statements. The reason for the replacement of Ibarra is that on July 28, 2006, we were informed by Ibarra that it would no longer be providing attestation services to public companies. In light of Ibarra's resignation, we engaged Chang G. Park, CPA, Ph. D. (“Park”) to serve as our new independent registered accounting firm, effective as of July 31, 2006. The decision to change accountants was ratified by the Company's Board of Directors on August 8, 2006.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Principal Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the (“Exchange Act”), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurately preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's Principal Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective.

In connection with the review of the Company's consolidated financial statements for the quarter ended June 30, 2006, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Armando Ibarra, LLC, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

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

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that as of June 30, 2006, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

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

The Company intends to continue to evaluate the remediation efforts addressing the material weaknesses identified, and to take appropriate action to correct the deficiencies identified. In addition, as part of the assessment of its internal controls over financial reporting that it will undergo in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company intends to continue to review, evaluate and strengthen its controls and processes. The Board of Directors is performing oversight of the implementation of enhancements and improvements to our internal controls, and will transfer this responsibility to the Audit Committee once formed.

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