Form 10QSB/A
period 2006-09-30
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

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

ZEROS & ONES, INC.

FORM 10-QSB/A

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet at September 30, 2006	4

	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005 and for the period from January 1, 2003 (Inception) to September 30, 2006	5

	Consolidated Statements of Cash Flows for the Nine Month Period Ended September 30, 2006 and 2005 and for the period from January 1, 2003 (Inception) to September 30, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

EXHIBITS

EXPLANATORY NOTE

This amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB is being filed by the Registrant to correct the previous disclosure of its Convertible Note balance for the fiscal year December 31, 2005. The Registrant determined that $100,000 of the outstanding balance was converted to Common Stock as of that date. Therefore the balance as reported was overstated. Corrections were also required to the calculation of beneficial conversion and debt discount as a result of the error, and as a result of errors in the calculation of beneficial conversion and debt discount charges during the year. The Registrant has also determined that options issued to non-employees for services during the quarter ended September 30, 2006 were carried as liabilities when they should have been presented in the equity section. The Registrant has also determined that 300,000 shares of Common Stock were to be issued to an unrelated party in 2004 and this obligation was not accounted for and has now been included.

The Registrant in filing this Form 10-QSB/A for the period ended September 30, 2006 has not updated to the current filing date certain disclosures related to subsequent events that are more fully described in its Form 10-KSB for the year ended December 31, 2006 and other SEC filings. This has been done to limit confusion and to enhance the readers understanding of the events that occurred during the fiscal period presented.

PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET(1)

September 30, 2006

(Unaudited)

Assets
Current Assets
Cash	$5,611
Other current assets	32,762
Total Current Assets	38,373
Total Assets	$38,373

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$264,046
Accrued liabilities	143,662
Convertible debt, net of discount	45,982
Settlements payable	331,063
Other payables	28,781
Total Current Liabilities	813,534
Long-Term Liabilities:
Notes Payable - Officers	500,000
Total Liabilities	1,313,534
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,000 shares issued and outstanding	2
Common stock, $.001 par value; 200,000,000 shares authorized; 103,039,359 shares issued and outstanding	103,039
Additional paid in capital in excess of par value	21,687,104
Deferred compensation	(612,000)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(4,741,947)
Total stockholders’ equity (deficit)	(1,275,161)
Total Liabilities and Stockholders’ Equity (Deficit)	$38,373

(1) As restated – see Note 3.

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS(1)

Three and Nine Months Ended September 30, 2006 and 2005 and the period January 1, 2003 (Inception) to September 30, 2006

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2,006	2,005	2,006	2,005	January 1, 2003 (Inception) to September 30, 2006
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses:
Research and development	85,379	21,125	180,005	63,375	555,068
Sales and marketing	50,903	-	95,216	24,527	195,457
General and administrative	283,690	69,518	615,396	231,017	3,076,365
Total operating expenses	419,972	90,643	890,617	318,919	3,826,890

Non-Operating Expenses:
Interest expense	30,041	1,640	102,227	6,938	885,176
Other expense	169,554	8,750	169,554	36,610	249,669
Total non-operating expenses	199,595	10,390	271,781	43,548	1,134,845

Loss from Continuing Operations Before Income Taxes	(619,567)	(101,033)	(1,162,398)	(362,467)	(4,961,735)
Provision for Income Taxes	(235)	-	(235)	-	(2,635)
Loss from Continuing Operations	(619,802)	(101,033)	(1,162,633)	(362,467)	(4,964,370)
Discontinued Operations, net of tax:
Loss from operations, net of tax ($0)	-	-	-	-	(257,827)
Gain on disposal, net of tax ($0)	-	-	-	-	480,250
Gain from discontinued operations	-	-	-	-	222,423

Net Loss	$(619,802)	$(101,033)	$(1,162,633)	$(362,467)	$(4,741,947)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Common Shares – Basic and Diluted	95,418,943	30,801,005	70,070,160	30,284,521

(1) As restated – see Note 3.

See accompanying notes to consolidated financial statements.

ZEROS & ONES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS(1)

Six Months Ended September 30, 2006 and 2005, and the period from January 1, 2003 (Inception) to September 30, 2006

(Unaudited)

	Nine Months Ended September 30,		January 1, 2003 (Inception) to September 30, 2006
	2,006	2,005
Cash Flows from Operating Activities
Net Loss	$(1,162,633)	$(362,467)	$(4,741,947)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	853,869	-	1,356,338
Amortization of debt discount	88,059	-	839,371
Gain from disposal of discontinued operations			(480,250)
Changes in operating assets and liabilities
Other current assets	(28,086)	63,375	(30,206)
Accounts payable	(133,315)	16,176	206,284
Settlements payable	(73,456)	637	265,674
Notes payable - officers	-	187,500	600,000
Accrued liabilities	(15,783)	91,756	100,932
Other payables	21,281		28,781

Net cash used in operating activities	(450,064)	(3,023)	(1,855,023)

Cash Flows from Financing Activities
Proceeds from convertible debt	405,000	-	1,611,663
Repayment of convertible debt	(7,500)	-	(32,500)

Net cash provided by financing activities	397,500	-	1,579,163

Net decrease in cash and cash equivalents	(52,564)	(3,023)	(275,860)

Cash and Cash Equivalents, beginning of period	58,175	2,954	281,471

Cash and Cash Equivalents, end of period	$5,611	$(69)	$5,611

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-	$-	$3,600,000
Shares issued to retire Notes Payable - Officers	$100,000	$-	$100,000

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

Note 3 - Restatement of Previously Issued Financial Statements

The Company has restated its financial statements for periods prior to September, 2006. In preparing such restatements, the Company identified certain corrections to amounts accrued as interest on convertible notes and notes payable – officers. The effect of these corrections was to decrease interest expense and Net Loss by approximately $68,000 for the nine months ended September 30, 2006.

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

Note 5 - Debt

Convertible Notes - From October 2003 through September 2006 we issued approximately $1,531,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of our stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of September 30, 2006 there were $45,982 of the Notes outstanding, including accrued and unpaid interest and net of discount.

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

For the nine months ended September 30, 2006 we recorded $46,206 of debt discount and $38,170 of beneficial conversion of which $88,059 was recorded as interest expense for the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”).

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2006:

Accrued operating expenses	$143,662
Settlements payable	331,063
Due to officer	28,781
$503,506

Accrued operating expenses decreased due to the issuance of Common Stock for services. During the quarter the Company recognized an additional $53,266 in accrued compensation payable for amounts due officers earned in prior periods in 2006. Settlements payable decreased from December 2005 due to scheduled payments per the terms of the settlement agreement, and was reduced by $66,702 through the issuance of Common Stock. (see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds)

Note 7- Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $600,000 at June 30, 2006, represent notes payable to officers. Such notes represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months. During the nine months ended September 30, 2006, the long term liabilities were reduced due to the conversion to Common Stock of $100,000 at the election of the officer. (see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds)

Note 8 - Provision for Income Taxes

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

There was an increase of $1,162,633 in the accumulated deficit for the nine months ended September 30, 2006. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $22,000,000 prior to the expiration of the NOL carryforwards in 2025. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is not likely that we will realize the benefits of these deductible differences at September 30, 2006. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

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

Note 10 - Stockholders' Equity

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

As of September 30, 2006 we had 103,039,359 shares of Common Stock issued and outstanding.

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

Note 12 - Commitments and Contingencies

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of November 14, 2006.

Note 13 - Subsequent Events

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

Note 14 - Going Concern

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

 Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurately preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's CEO and Principal Financial and Accounting Officer concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not effective.

In connection with the review of the Company's consolidated financial statements for the quarter ended September 30, 2006, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Chang Park, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

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

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the CEO and Principal Financial and Accounting Officer, have concluded that as of September 30, 2006, the disclosure controls and procedures were not effective. The Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter for which this report is made that materially affected, or was  reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fiscal year ended December 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. During the quarter ended September 30, 2006 the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

 Item 3. Defaults Upon Senior Securities

None

 Item 4. Submission of Matters to a Vote of Security Holders

On July 5, 2006, our shareholders holding an aggregate of 59,015,698 shares of common stock approved:

•	the increase of the authorized number of shares from 100,000,000 to 200,000,000 (the par value of $0.001 remains unchanged);

•	the issuance of 2,000 shares of Series A Convertible Preferred Stock as more fully described in Note 10, Stockholder's Equity, Preferred Stock; and

•	the 2006 Incentive Stock Option Plan as more fully described in Note 11 Options.

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