Form 10KSB
period 2006-12-31
ZEROS & ONES INC
filed 2007-04-02
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission file number: 33-26531-LA

ZEROS & ONES, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0241079
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

 PART I.

This Annual Report on Form 10-KSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Zeros & Ones, Inc. (the “Company”) operates, the Company’s product development plans, business strategy and financial estimates, the continued acceptance of its products and its dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimated”, “predicts”, “potential”, “continue” or the negative of such terms or other comparable terminology. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and you  should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB could cause its actual results to differ significantly from those contained in any forward-looking statements.

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

Founding and Merger

Zeros & Ones, Inc. was originally founded in 1994 by Robert J. Holtz (“Holtz”). At that time the Company was focused on delivering products and services to the entertainment industry. In July, 1999 Zeros & Ones, Inc., along with several other companies with technologies, products, and services focused on digital convergence, merged with Commercial Labor Management, Inc., a publicly traded company. This entity became the predecessor of the Company. Immediately following that transaction, Commercial Labor Management, Inc. changed its name to “Zeros & Ones, Inc.” Under the Merger the entities were combined into one company and were accounted for in a manner similar to a pooling of interests.

Market Conditions and Business Events

Due to changed and unfavorable market conditions, the Company redirected its focus in the technology and entertainment industries which it had followed from its founding. During 2003 the Company entered into several acquisition agreements as part of a roll-up strategy to become a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The Company was unable to complete the acquisitions as intended, and subsequently the Company became delinquent on its mandated annual and quarterly filings under Section 15(d) of the Securities Act of 1933, as amended (“Securities Act”) with the Securities and Exchange Commission (“SEC”). The OTC Bulletin Board stopped quoting the Company’s common stock in early 2005; thereafter, the stock was quoted in the pink sheets. In 2006, the OTC Bulletin Board began quoting the Company’s stock again.

The Company was adversely impacted during this period by a legal issue with Allied Boston Group (“Allied”). In a 2001 agreement the Company pledged a substantial portion of its available Common Stock for a transaction whereby Allied promised a contemporaneous exchange of equity related to a proposed acquisition. Allied failed to complete the transaction; however, the Company shares remained with Allied until the Company brought suit against Allied to cause such shares to be returned to the Company. The litigation was settled in November 2004 and the shares were cancelled.

The Company was also affected by the cessation of operations of Joint Employers Group, which the Company acquired in a transaction that was later rescinded. (see “Item 7, Financial Statements, Note 1, Organization and Nature of Operations”). This decision was due to the loss of workers compensation insurance coverage for its employees. As a result, the Company is deemed to have re-entered the development stage on January 1, 2003.

In 2006, the Company acquired Rocketstream Holding Corporation, a Nevada corporation and certain intellectual property assets of WAA, LLC.  See “Item 6 — Management's Discussion and Analysis or Plan of Operation.”

Management Change

On May 31, 2005, Mark M. Laisure (“Laisure”) accepted the resignation of Holtz as Chairman and CEO, and assumed control of the Company. Concurrently, Laisure was elected as Chairman, CEO, CFO and remained President. Holtz continued as a member of the Board of Directors until December 21, 2005, when he agreed to resign as a Director of the Company. Laisure had originally joined the Company in May, 2003, in accordance with the terms of an intended acquisition arrangement. Holtz appointed Laisure President of Zeros & Ones, Inc. at that time.

In November 2006 the Company added Dana R. Waldman (“Waldman”) to its Board of Directors. Subsequent to the period ended December 31, 2006 the Company named Waldman as CEO and Laisure remained its Chairman and CFO.

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

The Company focuses on bringing innovative technologies, media assets, and strategic partnerships together to deliver next-generation commercial and consumer solutions to enhance our digital lifestyle.  To put the world of digital media to use for businesses and consumers, the Company plans to strategically combine:

•

content creation

•

content processing

•

content distribution

•

content visualization

In each case, the Company’s goal will be to increase the portfolio of capabilities at its disposal and to foster cooperation among its various entities. This strategy is intended to create a family of companies and ventures with a rich fabric of strategic ties, giving the Company a constantly increasing reach.  The Company believes that the result will be significant operational efficiencies and rapid times-to-market in each of our chosen ventures.  The Company, however, cannot assure you that it will be able to acquire, develop or otherwise access the content and technologies that are described here, or that it will be able to do so successfully or upon acceptable terms.

Content Creation

The Company intends to develop and acquire select media content, with a special focus on our proprietary distribution network. This content may lead us into merchandising opportunities, as well as opportunities to pull through our technology and integrate it into an overall end-user experience.

One example is the internet portal we plan to create with Sports Immortals for sports memorabilia merchandising.  (See “Item 7, Financial Statements, Note 13, Subsequent Events, Joint Venture with Sports Immortals”).  An example of other opportunities we might consider is a portal for the scientific market that might allow the user access research data on a particular topic. The portal could provide efficient access to disparate data types and would be powered by the Company’s technologies. The data in the portal would be manipulated through content processing platforms and distributed using our content distribution technology, while the end user experience would take advantage of content visualization technologies. The Company does not currently have any specific plans to build additional portals, including the scientific market portal described in this paragraph, but we are considering what kinds or portals to plan and implement.

Content Processing

In order to help prepare content for efficient distribution, significant processing is required. Some specific processing technologies of interest to the Company include encoding, decoding and trans-coding, as well as compression.  The Company’s staff has significant experience with these technologies and intends to pursue opportunities in these fields.  Currently, the Company does not have content processing technology.

Content Distribution

Content distribution and management are significant bottlenecks in today’s digital world, and addressing these issues is a strong part of the Company’s vision to fuse content and technology.  The Company has already begun addressing Content Distribution through RocketStream, a software platform that allows existing networks to work more efficiently. The Company also intends to expand the fundamental network infrastructure by leveraging a wide variety of technologies. These technologies range from wireless to fiber optic platforms and include both component- and system-level intellectual property. With these technologies, the Company can address many aspects of the distribution network, all the way from the edge to the core.

Content Visualization

Today, the average internet user has access to many types of data: video clips, text, audio data, graphics, photographs and more. All of this data is available to us as we learn about particular subjects. Yet today, we have to experience each type of data individually, and we are left to integrate the data and draw conclusions on our own.

The Company will focus its content visualization efforts on providing an integrated, fused-data experience to the end user. This experience will include content- and context-aware search methodologies, as well as content-interactive presentation and entertainment formats.  The Company does not currently have content visualization tools; it intends to acquire such tools through acquisitions, joint ventures, investments or internal development.

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

Research and Product Development

The Company's research and development expenses totaled $231,613 in 2006, compared to $104,500 in 2005. The majority of the Company's development costs are focused on meeting its technical plan, which calls for further developments and enhancements of software to enable the Company to cater to a wider audience of users and thereby remain competitive.

Sales and Marketing

The Company did not expended material amounts on sales and marketing in 2005 or 2006.

Employees

As of March 6, 2007, the Company has 6 full-time employees, 2 of which perform general management, 2 of which perform technical management functions, 1 of which performs marketing and sales functions, and 1 of which performs administrative and financial functions. All employees are located in California. None of our employees are represented by a labor union, and we consider our employee relations to be good. The Company has also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and financing services.

ITEM 2.	Description of Property

As of March 23, 2007 the Company has its executive offices at 7119 Sunset Blvd. Suite #318, Hollywood, California 90046. The Company leases this facility on a month-to-month basis.

ITEM 3.	Legal Proceedings

In December, 2006 the Company became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from the Company, the IRS completed returns on behalf of the Company, assessed interest and penalties for late filing, and began collection procedures against the Company for approximately $410,000 as of December 31, 2006. The Company believes that the IRS claims are in error, and has begun discussions with the IRS to resolve the matter.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5.	Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock is quoted on the OTC Bulletin Board.

The following table sets forth the quarterly high and low closing sales prices of the Common Stock for 2005 and 2006 as reported by Yahoo! Finance. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2005	High	Low	2006	High	Low
First Quarter	$0.32	$0.13	First Quarter	$0.13	$0.06
Second Quarter	$0.16	$0.06	Second Quarter	$0.23	$0.10
Third Quarter	$0.12	$0.08	Third Quarter	$0.15	$0.06
Fourth Quarter	$0.11	$0.04	Fourth Quarter	$0.19	$0.06

The market price of the Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of the Common Stock on December 31, 2006 was $0.19 and the closing price on March 23, 2007 was $1.11. If the Company's future operating results are below the expectations of stock market analysts and investors, its stock price may decline. Public announcements of the Company's financial results and business developments may have a significant impact on the market price of the Common Stock.

Common Stock Holders

As of December 31, 2006, there were approximately 452 holders of record of the Common Stock.

 Dividends

The Company has not declared any cash dividends on its Common Stock in its last two fiscal years and does not expect to pay cash dividends in the foreseeable future. The declaration and payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

Equity Compensation Plan

In July 2000, the Company's Board of Directors approved a stock option plan for employees and consultants (the “Plan”). During the year ended December 31, 2006, the Company did not grant any new options to employees under the Plan. Prior to 2003 the Company had outstanding 100,000 options under the Plan. For further information on the Company's equity compensation plan see Item 7, Financial Statements under Note 10, Stock Options.

In July 2006, the Company’s board of directors adopted the 2006 Incentive Stock Option Plan that provides for the issuance of qualified stock options to its employees. Under the terms of this plan, under which 10,000,000 shares of common stock were reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. As of December 31, 2006, no options had been awarded under this plan. The board also approved the cancellation of the July 2000 plan such that no new options could be issued under that plan.

During the years ended December 31, 2006 and 2005, the Company approved the granting of 1,790,000 and 5,000 options, respectively, to certain consultants for services under the Plan. For further information on the Company's equity compensation plan see Item 7, Financial Statements under Note 10, Stock Options.

Equity compensation plans are summarized in the table below:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	N/A	10,000,000
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	10,000,000	N/A	10,000,000

ITEM 6.	Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this Item 6, “Management's Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or future performance. These future events and future performance involve certain risks and uncertainties, which are described in this Annual Report on Form 10-KSB under this Part 1, Item 1, “Description of Business” And in this Item 6, “Management's Discussion and Analysis or Plan of Operation.” Actual events or actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Significant Events During Fiscal Year 2006

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

Acquisition of Rocketstream Holding Corporation

On May 10, 2006, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Rocketstream Holding Corporation, a Nevada corporation (“RHC”), and all of its shareholders (the “Share Exchange”). In connection with the Share Exchange, the Company acquired all of the outstanding shares of RHC through a voluntary share exchange with each of its shareholders pursuant to an exchange ratio equal to 1 share of RHC common stock in exchange for 1,000 shares of the Company’s common stock. In consideration of 100% of the outstanding shares of RHC, the Company issued 48,235,000 shares of its unregistered common stock to the 52 shareholders of RHC. RHC is the sole shareholder of RocketStream, Inc., a Georgia corporation (“RocketStream”). The number of shares of its common stock issued and outstanding prior to the Share Exchange was approximately 43,560,002 shares, and immediately after the Share Exchange was approximately 91,795,002 shares.

The Share Exchange Agreement constitutes a related party transaction. Mark Laisure held 14,000 shares of RHC and Scott Fairbairn held 15,000 shares of RHC. In consideration of the Share Exchange, Mark Laisure received 14,000,000 shares of the Company’s common stock and Scott Fairbairn received 15,000,000 shares of the Company’s common stock. Mark Laisure is was Chairman of the Board, Chief Financial Officer, and Secretary at the time of the transaction, and Scott Fairbairn is its Chief Technology Officer and a member of the Board of Directors. He is also President of RHC and RocketStream.

Purchase of WAA assets

On November 9, 2006, the Company entered into an Assignment (the “Assignment”) with WAA, LLC, pursuant to which WAA assigned to the Company all of WAA's right, title, and interest in certain intellectual property, including but not limited to commercial wireless and other communications related patents and license rights, and various rights in connection therewith, in consideration for: i) $150,000 in cash, ii) a Secured Promissory Note in the principal amount of $350,000, bearing interest at a rate of 8% per annum (the “Note”), and iii) a Common Stock Purchase Warrant, exercisable for 7,500,000 common shares of the Company at a per share exercise price of $0.07, and with an expiration date of November 9, 2013 (the “Warrant”).

The Assignment further contains the agreement of the parties, following closing of the Assignment, to negotiate in good faith the terms of a definitive employment agreement under which Mr. Dana Waldman shall be appointed the Chief Executive Officer of the Company. Subsequent to December 31, 2006 the Company and Mr. Waldman completed such agreement whereby he is currently the Company’s Chief Executive Officer.

The Company recorded a total asset value of $1,001,855 which included the face value of the cash paid and note obligation, and the Black-Scholes valuation of the Warrants issued in connection with the transaction. In accordance with its policy on Long Lived Assets, the Company intends to periodically test the value of the WAA assets for impairment.

Convertible Notes

In May 2003, the Company began to issue, from time to time, convertible notes, at various interest ranges ranging from 8% to 12% per annum, with a maturity of 1 year (the “Notes”). The terms of the Notes provide that the holder of the Notes, at its option, could convert the principal and interest of the Notes into Common Stock at any time at a conversion price equal to the average of the last five (5) trading days closing price, less a discount ranging from 25% to 35%. The Company issued approximately $955,000 of Notes during the year ended December 31, 2006. See Note 4 to the Consolidated Financial Statements, Debt, Convertible Notes.

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

Results of Operations

Twelve months ended December 31, 2006 and 2005

The Company had no revenues for the twelve months ended December 31, 2006, or for the corresponding period ended December 31, 2005. The Company's spending for the twelve months ended December 31, 2006 increased from the same period in 2005 as the Company raised limited but additional financial resources. The Company's sales and marketing expenses increased to $102,450 in 2006 from $24,527 in 2005 due mainly to increased business development costs associated with market and customer research. Research and development spending also increased, from $104,500 in 2005 to $231,613 in 2006, due mainly to increased expenses related to the development of the RocketStream line of products. In 2006 total general and administrative expenses of $900,633 were comprised of expenses for senior management of 270,180, legal services of $250,039, audit and accounting services of $117,415, and other professional services of $102,870. Total interest expense of $148,589 included $38,170 of beneficial conversion expense related to the Notes, and $90,813 related to the Warrants issued in conjunction with the Notes. Other expenses of $169,554 related to the settlement of certain claims not addressed by prior management. All claims were settled with non-cash consideration.

Liquidity and Capital Resources

At December 31, 2006, the Company had working capital of ($656,607) as compared to working capital of ($1,082,727) at December 31, 2005, the reduction due mainly to the conversion of the Notes to equity, and the settlements of certain liabilities with equity. During the twelve months ended December 31, 2006, net cash used in operations was $785,975 and consisted principally of a net loss of $1,553,874 and was offset by stock-based compensation and services of $909,231. Cash flows were also affected by the sale of Notes for $955,000, and the net accrual of notes payable to officers in the amount of $254,066.

The Company's current cash on hand at December 31, 2006, would not be adequate to fund the Company's operations for more than a short period if the Company were to continue to use cash in operating activities at the same rate as in prior months. The Company will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. The Company's management believes it will be able to obtain sufficient cash resources and working capital to meet the Company's present cash requirements through debt and/or equity-based fund raising. Following the fiscal year ended December 31, 2006, the Company has been successful in closing additional funds as described under the Convertible Notes and through the sale of unregistered common stock (see “ITEM 7, Financial Statements, Events Subsequent to Fiscal Year Ended December 31, 2006” below). The Company contemplates additional sales of debt instruments and unregistered common stock during the current year, although whether it will be successful in doing so, and the additional amounts it will receive as a result, cannot be assumed or predicted.

Recent and Expected Losses

There can be no assurance that the Company will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. For the fiscal year ended December 31, 2006, the Company incurred a net pre-tax loss of $1,552,839 and, for the fiscal year ended December 31, 2005, the Company incurred a net pre-tax loss of $837,414. The Company’s auditors, Chang G. Park, CPA, Ph. D., issued an opinion in connection with the Company’s financial statements for the fiscal year ended December 31, 2006 noting that while the Company has recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

Events Subsequent to Fiscal Year Ended December 31, 2006

Employment Agreement with Dana R. Waldman, Chief Executive Officer

Dana R. Waldman agreed to serve as Chief Executive Officer of the Company pursuant to an employment agreement defining the terms and conditions of his employment entered and executed February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $300,000. Mr. Waldman is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Compensation Committee or the Board of Directors. Mr. Waldman was also granted an additional bonus, the vesting and payment of which is subject to certain operating and financial milestones and events. Mr. Waldman remains a member of the Company’s Board of Directors.

The agreement grants Mr. Waldman options to purchase 9,500,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will immediately vest for 6,000,000 shares, and the remaining 3,500,000 shares will vest ratably in 24 monthly installments. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Waldman chooses to leave the Company).  The options expire after 10 years.

In addition, the agreement provides for the grant to Mr. Waldman of 1,000 shares of Series A Preferred Stock. Pursuant to the terms set forth in the Company’s Certificate of Designation, the Series A Preferred Stock is convertible into common stock on a 1 for 1 basis. However, the Series A Preferred Stock votes on an as converted basis equal to 1 for 100,000. Accordingly, the issuance to Mr. Waldman of 1,000 shares of Series A Preferred Stock will provide Mr. Waldman with the right to vote 100,000,000 shares of common stock for or against shareholder actions (in addition to the shares of common stock he beneficially owns). Mr. Laisure and Mr. Fairbairn also each hold 1,000 shares of Series A Preferred Stock.

The Company shall have the right to terminate Mr. Waldman’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Mark M. Laisure, Chairman of the Board, Chief Financial Officer, Secretary

Mark M. Laisure, Chairman of the Board, Chief Financial Officer and Secretary of the Company, entered into an employment agreement with the Company defining the terms and conditions of his employment entered into on February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Laisure is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Company.

The agreement grants Mr. Laisure options to purchase 2,000,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Laisure chooses to leave the Company).

The Company shall have the right to terminate Mr. Laisure’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Scott Fairbairn, Chief Technology Officer

Scott Fairbairn, Chief Technology Officer of the Company, has entered into an employment agreement with the Company on February 15, 2007 with a retroactive effective date of January 1, 2007. The employment agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Fairbairn is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Company. Mr. Fairbairn remains a member of the Company’s Board of Directors and Chief Executive Officer of the Company’s wholly-owned subsidiary, Rocketstream Holding Corp., and its wholly-owned subsidiary Rocketstream, Inc.

The agreement grants Mr. Fairbairn options to purchase 2,000,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Fairbairn chooses to leave the Company).

The Company shall have the right to terminate Mr. Fairbairn’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Sale of Unregistered Common Stock

Subsequent to the year ended December 31, 2006 the Company issued 5,333,333 shares of common stock pursuant to a Stock Purchase Agreement. The Company received $600,000 in consideration for the sale, and issued 6,000,000 warrants in connection with the agreement priced at $0.15. The five year warrants are exercisable at the discretion of the holder and have no registration rights. The Company also issued 6,000,000 warrants in connection with the agreement priced at $0.20. The five year warrants are exercisable at the discretion of the holder and have no registration rights. The Company also issued 6,000,000 warrants in connection with the agreement priced at $0.25. The five year warrants are exercisable at the discretion of the holder and have no registration rights.

Subsequent to the initial transaction the Company and the warrant holders entered into an agreement whereby the warrant holders agreed to exercise a certain number of warrants immediately in return for the Company’s commitment to register the underlying common stock for sale with the SEC. The Company received a commitment from the warrant holders to exercise certain warrants so that the Company would receive a total of $1,000,000 upon notice of effectiveness of the registration statement from the SEC. As of March 23, 2007 the warrant holders had exercised 1,666,667 warrants and the Company has received $250,000 under this amended agreement.

Off Balance Sheet Arrangements

None.

ITEM 7.	Financial Statements

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet – As of December 31, 2006	F-3

Consolidated Statements of Operations – For the Years Ended December 31, 2006 and 2005, and the period from January 1, 2003 (Inception) to December 31, 2006	F-4

Consolidated Statements of changes in Stockholders’ Equity (Deficit) – For the Period from January 1, 2003 (Inception) to December 31, 2006	F-5

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2006 and 2005, and the period from January 1, 2003 (Inception) to December 31, 2006	F-6

Notes to the Consolidated Financial Statements	F-7

Chang G. Park, CPA, Ph. D.

t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t

t TELEPHONE (858)722-5953 t FAX (858) 408-2695  t FAX (858) 764-5480

E-MAIL changgpark@gmail.com

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zeros & Ones, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Zeros & Ones, Inc. and subsidiary (A Development Stage “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended at December 31, 2006 and 2005, and for the period from January 1, 2003 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zeros & Ones, Inc. and subsidiary as of December 31, 2006, and the results of its operation and its cash flows for the year ended at December 31, 2006 and 2005, and for the period from January 1, 2003 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

March 20, 2007

San Diego, CA. 91910

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$59,700
Prepaid expenses	24,455
Total Current Assets	84,155
Other Assets
Intangible assets, net of accumulated amortization of $9,515	992,340
Total Assets	$1,076,495

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$234,741
Accrued liabilities	134,513
Convertible debt, net of discount	35,818
Settlements payable	320,954
Other payables	14,737
Total Current Liabilities	740,763
Long-Term Liabilities:
Notes Payable - Officers	854,066
Total Liabilities	1,594,829
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,000 shares issued and outstanding	2
Common stock, $.001 par value; 200,000,000 shares authorized; 108,999,359 shares issued and outstanding	108,999
Additional paid in capital in excess of par value	22,829,212
Deferred compensation	(612,000)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(5,133,188)
Total stockholders’ equity (deficit)	(518,334)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,076,495

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

Years Ended December 31, 2006 and 2005 and the period from January 1, 2003 (Inception) to December 31, 2006

	Year Ended December 31,		January 1, 2003 (Inception) to December 31, 2006
	2006	2005
Revenues	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-

Operating Expenses:
Research and development	231,613	104,500	606,676
Sales and marketing	102,450	24,527	202,691
General and administrative	900,633	645,927	3,361,602
Total operating expenses	1,234,696	774,954	4,170,969

Non-Operating Expenses:
Interest expense	148,589	21,090	931,538
Other expense	169,554	41,370	249,669
Total non-operating expenses	318,143	62,460	1,181,207

Loss from Continuing Operations Before Income Taxes	(1,552,839)	(837,414)	(5,352,176)
Provision for Income Taxes	(1,035)	(800)	(3,435)
Loss from Continuing Operations	(1,553,874)	(838,214)	(5,355,611)
Discontinued Operations, net of tax:
Loss from operations, net of tax ($0)			(257,827)
Gain on disposal, net of tax ($0)			480,250
Gain from discontinued operations	-		222,423

Net Loss	$(1,553,874)	$(838,214)	$(5,133,188)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Common Shares – Basic and Diluted	79,362,397	31,256,666

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

Years Ended December 31, 2006 and 2005 and the period from January 1, 2003 (Inception) to December 31, 2006

	Year Ended December 31,		January 1, 2003 (Inception) to December 31, 2006
	2006	2005
Cash Flows from Operating Activities
Net Loss	$(1,553,874)	$(838,214)	$(5,133,188)
Adjustments to reconcile net loss to net cash used in operating activities

Shares and options issued for services	909,231	213,150	1,411,700
Amortization of debt discount	125,227	30,062	876,539
Amortization of intangible assets	9,515		9,515
Gain from disposal of discontinued operations			(480,250)
Changes in operating assets and liabilities
Other current assets	(19,779)	82,380	(21,899)
Accounts payable	(162,620)	(71,358)	176,979
Settlements payable	(83,565)	298,496	255,565
Notes payable - officers	-	250,000	600,000
Accrued liabilities	(17,347)	(51,795)	99,368
Other payables	7,237	7,500	14,737

Net cash used in operating activities	(785,975)	(79,779)	(2,190,934)
Cash Flows from Investing Activities
Acquisition of WAA	(150,000)	-	(150,000)

Net cash used in investing activities	(150,000)	-	(150,000)
Cash Flows from Financing Activities
Proceeds from convertible debt	955,000	135,000	2,155,663
Repayment of convertible debt	(17,500)	-	(36,500)

Net cash provided by financing activities	937,500	135,000	2,119,163

Net increase (decrease) in cash and cash equivalents	1,525	55,221	(221,771)

Cash and Cash Equivalents, beginning of period	58,175	2,954	281,471

Cash and Cash Equivalents, end of period	$59,700	$58,175	$59,700

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-	$-	$3,600,000
Shares issued for acquisition of WAA	$501,855	$-	$501,855
Note issued for acquisition of WAA	$350,000	$-	$350,000
Shares issued to retire Notes Payable - Officers	$100,000	$-	$100,000

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Statement of Changes in Stockholders' Equity / (Deficit)

From January 1, 2003 (Inception) through December 31, 2006

									Deficit Accumulated in the Development Stage
					Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit - Prior Operations
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount							Total
Balance, December 31, 2002			48,511,858	$48,512	$20,886,872	$		$(17,711,359)	$		$3,224,025
Shares retired in JEG disposition			(24,000,000)	(24,000)	(3,576,000)						(3,600,000)
Reconcile outstanding shares with transfer agent			1,069,231	1,069	(1,069)						-
Shares issued for services			335,000	335	44,215						44,550
Fair value of warrants issued with Convertible Notes			-	-	102,794						102,794
Beneficial Conversion Feature of Convertible Notes			-	-	260,795						260,795
Net Loss			-	-	-		-	-		(690,059)	(690,059)
Balance, December 31, 2003	-	-	25,916,089	25,916	17,717,607		-	(17,711,359)		(690,059)	(657,895)
Shares issued in exchange for Convertible Notes			634,916	635	99,365						100,000
Shares issued for services			600,000	600	81,000						81,600
Options issued for services					163,169						163,169
Exercise of warrants			650,000	650	(650)						-
Fair value of warrants issued with Convertible Notes					260,481						260,481
Beneficial Conversion Feature of Convertible Notes					97,972						97,972
Net Loss										(2,051,041)	(2,051,041)
Balance, December 31, 2004	-	-	27,801,005	27,801	18,418,944		-	(17,711,359)		(2,741,100)	(2,005,714)
Shares issued in exchange for Convertible Notes			6,335,960	6,336	928,482						934,818
Shares issued for services			7,297,870	7,298	817,702						825,000
Options issued for services					150						150
Fair value of warrants issued with Convertible Notes					8,005						8,005
Beneficial Conversion Feature of Convertible Notes					5,227						5,227
Deferred compensation							(612,000)				(612,000)
Net Loss										(838,214)	(838,214)
Balance, December 31, 2005	-	-	41,434,835	41,435	20,178,510		(612,000)	(17,711,359)		(3,579,314)	(1,682,728)
Shares issued in connection with acquisition of Rocket Stream Holdings			48,235,000	48,235	(45,679)						2,556
Warrants issued in connection with acquisition of WAA, LLC					501,855						501,855
Shares issued in exchange for Convertible Notes			10,737,477	10,737	1,068,662						1,079,399
Shares issued for services			7,415,576	7,416	731,505						738,921
Options issued for services					170,308						170,308
Shares issued to retire Notes Payable - Officers			1,176,471	1,176	98,824						100,000
Shares issued for compensation	2,000	2									2
Fair value of warrants issued with Convertible Notes					87,057						87,057
Beneficial Conversion Feature of Convertible Notes					38,170						38,170
Net Loss										(1,553,874)	(1,553,874)
Balance, December 31, 2006	2,000	$2	108,999,359	$108,999	$22,829,212		$(612,000)	$(17,711,359)		$(5,133,188)	$(518,334)

The accompanying notes are an integral part of the consolidated financial statements.

Zeros & Ones, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the year ended December 31, 2006

1.	Organization and Nature of Operations

Development Stage Operations - Zeros & Ones, Inc. (a Development Stage Company) (formerly Commercial Labor Management, Inc.) (the “Company”) is a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and is incorporated in Nevada. Effective July 1, 1999, the Company entered into a Plan of Reorganization and Asset Purchase Agreement to purchase 100% of the assets of Zeros & Ones, Inc., a Delaware corporation ("ZOI-DE"), and Plans of Reorganization and Exchange Agreements to acquire 100% of the total issued and outstanding shares of stock of (1) Quantum arts, Inc.("QA"), (2) EKO Corporation ("EKO"), (3) Polygonal Research Corporation ("PRC"), (4) KidVision, Inc. ("KV"), and (5) Wood Ranch Technology Group, Inc.("WRTG"), in exchange for the issuance of the Company's common stock plus the issuance of a note in the amount of $300,000 payable to the stockholder of QA for reimbursement of expenses. As of part of the overall reorganization, the Company also made an exchange offer to the shareholders of Pillar West Entertainment, inc. ("PWE") to acquire 100% of the total issued and outstanding capital stock of PWE in consideration for the issuance of the shareholders of PWE. Under the Plan of reorganization, QA, EKO, PRC, KV, WRTG, PWE, and assets acquired from ZOI-DE, referred as "the Group", are merged into one company and are accounted for in a manner similar to a pooling of interest as if they under common control. After the effective date of the business combination of the Group and the Company, the original stockholders of the Group own a majority of the shares of common stock of the Company. The Group is treated as the acquirer in this business combination under the Accounting Principal Board Pronouncement No. 16, paragraph 70, reverse to a reverse merger.

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

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2007. The Company anticipates that revenue from normal operations will occur in 2007, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether that it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2007.

Subsequent to December 31, 2006, the Company successfully completed the sale of Restricted Common Stock for $600,000 to certain purchasers, and the exercise of warrants related to this sale for an additional $250,000. (see Note 13, Subsequent Events, Sale of Restricted Common Stock).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, Zeros & Ones Technologies, Inc. and Rocketstream Holding Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable - Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2006 the Company had no Accounts Receivable.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes. At December 31, 2006 the Company had no Property and Equipment.

Intangible Assets – Intangible assets include intellectual property acquired as part of the acquisition of WAA assets in 2006 (see Note 3, acquisitions and purchases, purchase of WAA assets). Intangible assets are stated at cost. Amortization of intangible assets is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of 15 years. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the period ending December 31, 2006 was $9,515.

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

During the year ended December 31, 2006 the Company obtained Long-Lived Assets through its transaction with WAA. (see Note 3, Acquisitions and Purchases, Purchase of WAA assets). At December 31, 2006 the Company had not performed an impairment test of its Long-Lived Assets and did not determine that any impairment should be recorded.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 16,013,054 and 4,813,054 shares at December 31, 2006 and 2005, respectively.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,”

(2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS No. 123R effective January 1, 2006 in accordance with the standard's early adoption provisions. Prior to December 31, 2006, the Company's Board of Directors had not approved the granting of any employee stock options. As such, the Company will follow the provisions of SFAS No. 123R on a prospective basis, and will record compensation expense related to the granting of stock options to employees should that occur in future years.

Research and Development - Research and Development costs are charged to operations as incurred, and totaled $231,613 for 2006 and $104,500 for 2005. Some of the Company's products include infrastructure media delivery technology. The costs to develop such technology have not been capitalized, as the Company is still determining the market requirements for its technology.

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

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008. The company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

3.	Acquisitions and Purchases

Acquisition of Rocketstream Holding Corporation

During the year ended December 31, 2006, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Rocketstream Holding Corporation, a Nevada corporation (“RHC”), and all of its shareholders (the “Share Exchange”). In connection with the Share Exchange, the Company acquired all of the outstanding shares of RHC through a voluntary share exchange with each of its shareholders pursuant to an exchange ratio equal to 1 share of RHC common stock in exchange for 1,000 shares of the Company’s common stock. In consideration of 100% of the outstanding shares of RHC, the Company issued 48,235,000 shares of its unregistered common stock to the 52 shareholders of RHC. RHC is the sole shareholder of RocketStream, Inc., a Georgia corporation (“RocketStream”). The number of shares of its common stock issued and outstanding prior to the Share Exchange was approximately 43,560,002 shares, and immediately after the Share Exchange was approximately 91,795,002 shares.

The Share Exchange Agreement constitutes a related party transaction and, as such, the acquisition was recorded at the basis of the Company’s common stock issued. Mark Laisure held 14,000 shares of RHC and Scott Fairbairn held 15,000 shares of RHC. In consideration of the Share Exchange, Mark Laisure received 14,000,000 shares of the Company’s common stock and Scott Fairbairn received 15,000,000 shares of the Company’s common stock. Mark Laisure is was Chairman of the Board, Chief Financial Officer, and Secretary at the time of the transaction, and Scott Fairbairn is its Chief Technology Officer and a member of the Board of Directors. He is also President of RHC and RocketStream.

Purchase of WAA assets

During the year ended December 31, 2006, the Company entered into an Assignment (the “Assignment”) with WAA, LLC (“WAA”), pursuant to which WAA assigned to the Company all of WAA's right, title, and interest in certain intellectual property, including but not limited to commercial wireless and other communications related patents and license rights, and various rights in connection therewith, in consideration for: i) $150,000 in cash, ii) a Secured Promissory Note in the principal amount of $350,000, bearing interest at a rate of 8% per annum (the “Note”), and iii) a Common Stock Purchase Warrant, exercisable for 7,500,000 common shares of the Registrant at a per share exercise price of $0.07, and with an expiration date of November 9, 2013 (the “Warrant”).

The Assignment further contains the agreement of the parties, following closing of the Assignment, to negotiate in good faith the terms of a definitive employment agreement under which Mr. Dana Waldman shall be appointed the Chief Executive Officer of the Company. Subsequent to December 31, 2006 the Company and Mr. Waldman completed such agreement whereby he is currently the Company’s Chief Executive Officer.

The Company accounted for the Assignment using the purchase method for the WAA assets. The Company recorded a total asset value of $1,001,855 which included the face value of the cash paid and note obligation, and the Black-Scholes valuation of the Warrants issued in connection with the transaction. The purchase price was allocated entirely to the intangible assets acquired. The Company believes the acquired assets have a useful life of 15 years, and incurred amortization expense of $9,515 during the year ended December 31, 2006. In accordance with its policy on Long Lived Assets, the Company intends to periodically test the value of the WAA assets for impairment.

4.	Debt

Convertible Notes - From October 2003 through December 2006 the Company issued approximately $2,051,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of the Company's stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of December 31, 2006 there was $35,818 of Notes outstanding including accrued interest, and net of discount.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 3 to 6 years. As of December 31, 2006 the Company has issued 4,103,054 Note Warrants, and none have been exercised.

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

For the year ended December 31, 2006, the Company recorded $87,057 of debt discount and $38,170 of beneficial conversion, of which $125,227 was recorded as interest expense in 2006. For the year ended December 31, 2005, the Company recorded $8,005 of debt discount and $5,227 of beneficial conversion, and recorded related interest expense of $30,062 in 2005.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

5.	Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2006:

Accrued operating expenses	$134,513
Settlements payable	320,954
Other payables	14,737
$470,204

6.	Long term Liabilities

Long term liabilities consist of the following as of December 31, 2006:

Notes payable to Officers - advances	$500,000
Notes payable to Officers – WAA acquisition	354,066
$854,066

Notes payable to Officers in the amount of $500,000 represent unreimbursed fees and expenses due certain Officers of the Company. This was reduced by $100,000 during the year ended December 31, 2006 through the conversion to Common Stock (see Note 8, Stockholders Equity, Common Stock). The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months. In addition, the Company may not repay the amounts due unless equal repayments are made on the WAA Note described below.

During the year the Company increased the balance due under its Notes Payable to Officers by $350,000 due to the purchase of the WAA assets (“WAA Note”) and the hiring of its new CEO. (see Note 3, Acquisitions and Purchases, Purchase of WAA assets). The WAA Note bears interest at the rate of 8% per annum and is secured by the WAA assets acquired. The WAA Note is due November 9, 2009.

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

There was an increase of $1,543,874 in the accumulated deficit for the year ending December 31, 2006. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $24,000,000 prior to the expiration of the NOL carryforwards in 2025. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2006. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

8.	Stockholders' Equity

Common Stock Issued for Compensation and Consulting Services - For the year ended December 31, 2006, the Company issued 8,592,047 shares of Common Stock for services during and prior to the period, and recorded $838,921 of compensation expense related to these shares (as more fully described below).

Common Stock

On January 10, 2006 the Company issued 1,010,350 shares of common stock pursuant to the conversion of $100,000 of Convertible Notes, at the request of the noteholder, Joel Yanchuck. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On January 22, 2006 the Company issued 639,860 shares of common stock pursuant to the conversion of $54,899 of Convertible Notes, at the request of the noteholder, James Fuchs. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On January 22, 2006 the Company issued 36,075 shares of common stock pursuant to the conversion of $5,000 of Convertible Notes, at the request of the noteholder, Nina Cohen. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On July 21, 2006 the Company issued 337,382 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholder, Nancy Havens. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On July 21, 2006 the Company issued 1,250,000 shares of common stock pursuant to the conversion of $125,000 of Convertible Notes, at the request of the noteholder, Steven Abbadessa. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 31, 2006 the Company issued 1,900,000 shares of common stock pursuant to the conversion of $190,000 of Convertible Notes, at the request of the noteholder, Pierce Liberman Revocable Living Trust dated August 16, 2000, Pierce Liberman Trustee. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 31, 2006 the Company issued 53,750 shares of common stock to Anako Enterprises, Inc. and 53,750 shares of common stock to Kenneth McKinnon for services. The Company retired an accrued expense of $66,702 related to services previously provided to the Company. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 the Company issued 206,234 shares of common stock to David R. Wells for services. The Company retired an accrued expense of $16,910 related to services previously provided to the Company. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 1, 2006 the Company issued 300,000 shares of common stock to IC Capital, LLC pursuant to an agreement originally entered July 28, 2004. The Company incurred an expense of $48,000 related to this contract, and has restated its prior financial statements accordingly. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the

Securities Act.

On September 1, 2006 the Company issued 376,446 shares of common stock to Randall Letcavage and 376,446 shares of common stock to Rosemary Nguyen pursuant to a settlement agreement. The Company incurred an expense of $147,414 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 the Company issued 2,000,000 shares of common stock pursuant to the conversion of $200,000 of Convertible Notes, at the request of the noteholder, Tra Telligman Family Irrevocable Living Trust. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 the Company issued 250,000 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholder, Jeffrey W. Allen and Sandra K Allen. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 the Company issued 1,515,152 shares of common stock to David Lefkowitz pursuant to a settlement agreement. The Company retired an accrued liability of $100,000 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 19, 2006 the Company issued 1,176,471 shares of common stock to Mark M. Laisure at his request to convert an existing liability to common stock. The Company retired an accrued liability of $100,000 related to this settlement. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 29, 2006 the Company issued 500,000 shares of common stock pursuant to the conversion of $500,000 of Convertible Notes, at the request of the noteholder, Hunter Global Ventures, LLC. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 29, 2006 the Company issued 150,000 shares of common stock pursuant to the conversion of $15,000 of Convertible Notes, at the request of the noteholder, The Catherine T. Ramirez Revocable Trust dated March 22, 2004. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On October 9, 2006 the Company issued 2,500,000 shares of common stock pursuant to the conversion of a $250,000 of Convertible Note at the request of the noteholder, the Lynch Family Trust. This Convertible Note was originally purchased on October 9, 2006. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On October 23, 2006 the Company issued 660,000 shares of common stock for legal services performed during the year. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On October 23, 2006 the Company issued 200,000 shares of common stock for legal services performed during the year. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On October 23, 2006 the Company issued 100,000 shares of common stock for legal services performed during the year. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On October 23, 2006 the Company issued 40,000 shares of common stock for legal services performed during the year. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On November 20, 2006 the Company issued 2,000,000 shares of common stock pursuant to the conversion of a $200,000 of Convertible Note at the request of the noteholder, the Lynch Family Trust. This Convertible Note was originally purchased on November 20, 2006. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On December 31, 2006 the Company issued 31,746 shares of common stock pursuant to the conversion of a $5,000 Convertible Note at the request of the noteholder, Carroll Edwards. This Convertible Note was originally purchased on April 21, 2004. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On December 31, 2006 the Company issued 158,730 shares of common stock pursuant to the conversion of a $25,000 of Convertible Note at the request of the noteholder, Tina Edwards. This Convertible Note was originally purchased on April 21, 2004. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On December 31, 2006 the Company issued 285,715 shares of common stock pursuant to the conversion of $45,000 of Convertible Notes at the request of the noteholder, Jeff and Teresa Edwards. This Convertible Note was originally purchased on April 21, 2004. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On December 31, 2006 the Company issued 158,730 shares of common stock pursuant to the conversion of a $25,000 of Convertible Note at the request of the noteholder, Lisa Ammons. This Convertible Note was originally purchased on April 21, 2004. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On December 31, 2006 the Company issued 200,000 shares of common stock as payment for services previously rendered. The services were originally performed during the period ending December 31, 2003. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On December 31, 2006 the Company issued 260,000 shares of common stock as replacement shares to a former officer and director of the Company. The original shares were not reissued as agreed by the prior management during the period ending December 31, 2002. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

For the fiscal year ended December 31, 2006, the Company issued 12,737,477 shares of Common Stock due to the conversion of Notes, 2,375,544 shares for the conversion of Settlements payable, and 1,176,471 for the conversion of the officer note payable. The Company relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of Common Stock under the Securities Act.

As of December 31, 2006 the Company had 108,999,359 shares of Common Stock issued and outstanding.

Preferred Stock

The Company has 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. As of December 31, 2006 the Company had 2,000 Preferred Stock issued and outstanding.

On July 24, 2006, the Company’s Board of Directors designated 2,000 shares of preferred stock as Series A Convertible Preferred Stock, and issued 1,000 shares each to its current Chief Executive Office and Chief Technology Officer. The issuance was accounted for as compensation expense to these officers.

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

Subsequent to December 31, 2006 the Company entered into an employment agreement with Dana R. Waldman, the Company’s Chief Executive Officer, (see Note 12, Commitments and Contingencies, Employment/Consulting Contracts) whereby he was granted 1,000 shares of Preferred Stock with the same rights and privileges as discussed above. As of March 31, 2007 these shares had not yet been issued.

10.	Options

Stock Option Plan

In July 2000, the board of directors authorized the adoption of the 2000 Employee Stock Incentive Plan (the "2000 Plan"). The 2000 Plan permitted the granting of stock options to any employee or director of the Company. Under the terms of the 2000 Plan, 4,500,000 shares were authorized for issuance upon exercise of options. Under the nonqualified plan, options could be granted with an exercise price equal to the fair market value of our stock on the date of the grant and expire 10 (ten) years after the grant date. Vesting was over a four-year period commencing with the employees' hire date, with portions of a grant becoming exercisable at one year after the vesting start date and then one-thirty-sixth (1/36) per month to complete the four-year vesting.

In July 2006, the board of directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to our employees. Under the terms of the 2006 Plan, under which 10,000,000 shares of common stock are reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. The board also approved the cancellation of the 2000 Plan such that no new options could be issued under that plan.

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

As of December 31, 2006 the Company had issued no options to employees under the 2006 Plan. Compensation expense relating to employee stock options recognized for the fiscal years ended December 31, 2006 and 2005 was $0.

During the fiscal year ended December 31, 2006 the Company issued 9,290,000 options to non-employees, consultants for services, and for the acquisition of the WAA assets (see Note 3, Acquisitions and Purchases, Purchase of WAA assets).  The average exercise price was $0.08, are fully vested, and have an average term of 6.6 years.  The Company incurred expenses of $629,658 for these options using the Black-Scholes method.

11.	Related Party Transactions

Payable to Officer - During the year ended December 31, 2006, the Company maintained obligations to its current Chairman and its CTO in the amount of $500,000. These amounts represent estimates of unreimbursed expenses and other costs incurred while performing services for the Company. The obligation has no due date and is not accruing interest. During the fiscal year ended December 31, 2006, the Company retired $100,000 of this obligation through the issuance of Common Stock. (see Note 10, Common Stock).

Acquisition of Rocketstream Holding Corporation – On May 10, 2006 entered an agreement which constituted a related party transaction. Mark Laisure held 14,000 shares of RHC and Scott Fairbairn held 15,000 shares of RHC. In consideration of the Share Exchange, Mark Laisure received 14,000,000 shares of the Company’s common stock and Scott Fairbairn received 15,000,000 shares of the Company’s common stock. Mark Laisure is was Chairman of the Board, Chief Financial Officer, and Secretary at the time of the transaction, and Scott Fairbairn is its Chief Technology Officer and a member of the Board of Directors. He is also President of RHC and RocketStream. See Note 3, Acquisitions and Purchases, Acquisition of Rocketstream Holding Corporation.

Acquisition of WAA Assets – On November 9, 2006 the Company entered into an agreement to purchase certain assets held by WAA, a firm under the control of its current Chief Executive Officer. See Note 3, Acquisitions and Purchases, Purchase of WAA assets.

12.	Commitments and Contingencies

Litigation - During the year the Company was not involved in any legal proceedings. The Company is aware of pending claims filed during the period ending December 31, 2006 as follows:

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

Employment/Consulting Contracts

On February 15, 2007, the Company entered into employment agreements with retroactive effective dates of January 1, 2007 with each of Dana R. Waldman, Mark M. Laisure and Scott Fairbairn.  (See Note 13, Subsequent Events).

Guarantees

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2006.

13.	Subsequent Events

Employment Agreement with Dana R. Waldman, Chief Executive Officer

Dana R. Waldman agreed to serve as Chief Executive Officer of the Company pursuant to an employment agreement defining the terms and conditions of his employment entered and executed February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $300,000. Mr. Waldman is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Compensation Committee or the Board of Directors. Mr. Waldman was also granted an additional bonus, the vesting and payment of which is subject to certain operating and financial milestones and events. Mr. Waldman remains a member of the Company’s Board of Directors.

The agreement grants Mr. Waldman options to purchase 9,500,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will immediately vest for 6,000,000 shares, and the remaining 3,500,000 shares will vest ratably in 24 monthly installments. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Waldman chooses to leave the Company).

In addition, the agreement provides for the grant to Mr. Waldman of 1,000 shares of Series A Preferred Stock. Pursuant to the terms set forth in the Company’s Certificate of Designation, the Series A Preferred Stock is convertible into common stock on a 1 for 1 basis. However, the Series A Preferred Stock votes on an as converted basis equal to 1 for 100,000.

Accordingly, the issuance to Mr. Waldman of 1,000 shares of Series A Preferred Stock will provide Mr. Waldman with the right to vote 100,000,000 shares of common stock for or against shareholder actions (in addition to the shares of common stock he beneficially owns). Mr. Laisure and Mr. Fairbairn also hold 1,000 shares of Series A Preferred Stock.

The Company shall have the right to terminate Mr. Waldman’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Mark M. Laisure, Chairman of the Board, Chief Financial Officer, Secretary

Mark M. Laisure, Chairman of the Board, Chief Financial Officer and Secretary of the Company, entered into an employment agreement with the Company defining the terms and conditions of his employment entered into on February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Laisure is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Company.

The agreement grants Mr. Laisure options to purchase 2,000,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Laisure chooses to leave the Company).

The Company shall have the right to terminate Mr. Laisure’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Scott Fairbairn, Chief Technology Officer

Scott Fairbairn, Chief Technology Officer of the Company, has entered into an employment agreement with the Company on February 15, 2007 with a retroactive effective date of January 1, 2007. The employment agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Fairbairn is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Company. Mr. Fairbairn remains a member of the Company’s Board of Directors and Chief Executive Officer of the Company’s wholly-owned subsidiary, Rocketstream Holding Corp., and its wholly-owned subsidiary Rocketstream, Inc.

The agreement grants Mr. Fairbairn options to purchase 2,000,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Fairbairn chooses to leave the Company).

The Company shall have the right to terminate Mr. Fairbairn’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Sale of Unregistered Common Stock

Subsequent to the year ended December 31, 2006 the Company issued 5,333,333 shares of common stock pursuant to a Stock Purchase Agreement. The Company received $600,000 in consideration for the sale, and issued 6,000,000 warrants in connection with the agreement priced at $0.15. The five year warrants are exercisable at the discretion of the holder and have no registration rights. The Company also issued 6,000,000 warrants in connection with the agreement priced at $0.20. The five year warrants are exercisable at the discretion of the holder and have no registration rights. The Company also issued 6,000,000 warrants in connection with the agreement priced at $0.25. The five year warrants are exercisable at the discretion of the holder and have no registration rights.

Subsequent to the initial transaction the Company and the warrant holders entered into an agreement whereby the warrant holders agreed to exercise a certain number of warrants immediately in return for the Company’s commitment to register the underlying common stock for sale with the SEC. The Company received a commitment from the warrant holders to exercise certain warrants so that the Company would receive a total of $1,000,000 upon notice of effectiveness of the registration statement from the SEC. As of March 23, 2007 the warrant holders had exercised 1,666,667 warrants and the Company has received $250,000 under this amended agreement.

Sports Immortals, Inc. - Subsequent to the year ended December 31, 2006 Sports Immortals, Inc. and the Company have announced plans to form a joint venture to develop an internet portal that celebrates the achievements of such sporting legends. Sports Immortals will contribute its vast sports collection of over 1,000,000 sports mementos and multimedia footage – the largest such collection in the world – and the Company will apply visualization technology and  its advanced content distribution to the portal.  Revenue will be generated from the merchandising of sports memorabilia replicas and downloads.

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

Effective as of July 31, 2006, the Company replaced Armando C. Ibarra, CPA, P.C. as its independent accountants. Armando C. Ibarra, CPA, P.C. had previously been engaged as the principal accountant to audit the Company's financial statements. The reason for the replacement of Armando C. Ibarra, CPA, P.C. is that on July 28, 2006, the Company was informed by Armando C. Ibarra, CPA, P.C. that it would no longer be providing attestation services to public companies.

In light of Armando C. Ibarra, CPA, P.C.'s resignation, the Company engaged Chang G. Park, CPA, Ph. D. (“Park”) to serve as the Company's new independent registered accounting firm, effective as of July 31, 2006. Park is located at 371 E Street, Chula Vista, California 91910.

The reports of Armando C. Ibarra, CPA, P.C. on the Company's financial statements were unqualified and included an explanatory paragraph regarding going concern.

The decision to change accountants was ratified by the Company's Board of Directors on August 8, 2006.

As of July 31, 2006, during the Company's two then-most recent fiscal years and the subsequent interim period, there were no disagreements with Armando C. Ibarra, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Armando C. Ibarra, CPA, P.C., would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-B.

As of July 31, 2006, during the Company's two then-most recent fiscal years, and the subsequent interim period 2006, the Company did not consult Park regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006 (the “Evaluation Date”), under the supervision and with the participation of its senior management, including the Chief Executive and Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurate preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's CEO concluded as of the Evaluation Date that certain of the Company's disclosure controls and procedures were not yet effective.

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2006, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Chang G. Park, CPA, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of December 31, 2006:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of an audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

In light of these weaknesses, the Company's management, including the CEO, have concluded that as of December 31, 2006, the disclosure controls and procedures were ineffective, in that they did not ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.. To address this ineffectiveness of our disclosure controls and procedures and material weakness, the Company undertook corrective actions, including the hiring of internal staff with certain qualifications, engaging an outside accounting firm, and independent internal reviews of key account reconciliations.  Those corrective actions were taken after December 31, 2006.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent to the year ended December 31, 2006, the Company made certain changes in its internal control over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company hired an experienced person with the capabilities of establishing internal controls and procedures consistent with the guidelines and requirements of the SEC, and has budgeted for additional internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside accountants until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements.

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

ITEM 8B.	Other Information

None

 PART III.

ITEM 9.	Directors, Executive Officers, Promoters, and Control Persons

Name	Age	Positions and Offices Held	Since
Dana R. Waldman	42	Director (from November 1, 2006) and Chief Executive Officer	January 1, 2007
Mark M Laisure	36	Chairman of the Board , Chief Financial Officer and Secretary (resigned CEO title January 1, 2007)	May 16, 2003
Scott Fairbairn	40	Director (from April 5, 2006) and Chief Technology Officer	November 21, 2003
W. Herschel Stiles	68	Chief Development Officer	January 1, 2007
Steffen D. Koehler, Ph.D.	40	Chief Marketing Officer	January 1, 2007
David R. Wells	44	Vice President, Finance & Administration (from January 1, 2007)	December 15, 2005
Volker Anhaeusser	58	Director	April 5, 2006

Dana R. Waldman

Dana R. Waldman was appointed Chief Executive Officer of the Company by written resolution of the Board of Directors dated as of February 15, 2007. Mr. Waldman, 42, has been employed by WAA, LLC for the 5 years prior to his appointment at the Company. He has over 20 years’ experience building and leading businesses in the multi-media, communications, signal processing, software and other technology areas. He has created and led businesses focused on vertical markets including media and entertainment, telecommunications, enterprise markets and the government sector in both start-up and Fortune 500 environments. After 13 years in executive management positions at Ford Aerospace, Loral, and Lockheed Martin, he founded and became CEO of Centerpoint Broadband Technologies, which raised over $200M and achieved a company valuation of over $1B. Mr. Waldman has served as CEO of several start-up companies and as well as a venture capitalist and M&A specialist. Since January, 2002, Mr. Waldman has been self employed as a business consultant.  Mr. Waldman has been serving as a Director of the Company since November 2006.

Mark M. Laisure

Mark Laisure, the Company's Chief Executive Officer and Chairman of the Board, joined the Company in 2003 as its President. Mark's career started in securities brokerage and investment banking, serving as a principal for both UBS PaineWebber and Shields & Company. He was a member of the founding team of Inktomi Corporation, a leading provider of OEM Web search and paid inclusion services. Inktomi, which was acquired by Yahoo!, brought Amazon.com, eBay, HotBot, MSN, and WalMart.com as partners and customers.

In 1999, Mark joined Military Commercial Technologies, Inc. (MILCOM), a venture-backed company that conceives, creates and launches technology companies in partnership with defense contractors, commercial companies, federal laboratories and other leading-edge research and development sources. At MILCOM, Mr. Laisure participated in the launch and growth of several affiliate companies.

In 2002, Mark co-founded iNetNow, Inc. which pioneered the enhanced information delivery space and established alliances with Lycos, Telefonica and i3Mobile.

Scott Fairbairn

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

W. Herschel Stiles, Ph.D.

Dr. Stiles has over 30 years experience leading and managing a broad spectrum of technology developments and R&D for wireless and fiber-optic hardware and systems, satellite communications systems, and remote sensing systems; including systems engineering, technology identification and technology selection. From 2003 to 2007 Herschel has been providing consulting services to a variety of companies, including market assessment, technology assessment, and engineering management. During this time, he has also acted as the VP of Engineering for Phasebridge, Inc., a hybrid optical packaging and technologies company targeting government technology and production contracts for FOG transceivers, RF transport over fiber and Terahertz.

Prior to 2003 Herschel spent thirteen years at TRW (NGST) in various technical, systems engineering and management positions. Dr. Stiles has a BSEE and an MSEE from the University of Arkansas, and a Ph.D. in Electrical Engineering from the University of Kansas, where he was an Assistant Professor for two years prior to moving to TRW.

Steffen D. Koehler, Ph.D.

Dr. Steffen Koehler is a strategic marketing and business development specialist with a background in telecommunications and photonics. During the years 2000 - 2005 he served as vice president of marketing for a series of technology startup companies, all of which were successfully acquired. These companies included Kymata (sold to Alcatel Optronics), Sparkolor (sold to intel), Ignis Optics (sold to Bookham), and Phasebridge (sold to Emcore). At each of these companies, Dr. Koehler was responsible for setting strategic product roadmaps, overseeing tactical marketing and customer relationships, positioning the company for exit, and assisting with M&A activities. From 2006 - 2007, Dr. Koehler was an advisor and interim officer at several companies, assisting them with business planning and marketing strategy.

David R. Wells

Mr. Wells possesses over 20 years experience in finance, operations and administrative positions. While mainly focused on technology companies, he has also worked in supply-chain management, manufacturing and the professional services industry.

From 2003 to 2005 Mr. Wells served as VP Finance of PowerHouse Technologies Group, Inc. (now Migo Software, Inc., MIGO.OB) where he was responsible for performing internal audits, establishing appropriate financial reporting, and extending corporate governance procedures. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls. From 2002 to 2003 he was the acting CFO for Insurance Services of America.

He earned a BA in Finance and Entrepreneurship from the Seattle Pacific University, and holds an MBA from Pepperdine University.

Volker Anhaeusser

Volker Anhaeusser has been a member of the Board of Directors since April 2006. Mr. Anhaeusser serves as a principal member and shareholder of the German law firm of Anhaeusser, Unger, & Bergien, whose specialty is corporate and business law. Dr. Anhaeusser serves on the Board of Directors of several German and US−based corporations with operations in software technology, Internet communications, pharmaceuticals, and corporate finance, including GROUP Technologies AG, AGIVERA AG, STAAR Surgical (USA), and Canon−STAAR (Tokyo, Japan).

Audit Committee Financial Expert

Due to limited resources, the Company does not have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its audit committee.

Audit Committee

Due to limited resources, the Company does not have an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Shareholder Recommendation of Board Nominees

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

Due to limited resources, the Company has not adopted a Code of Ethics.

ITEM 10.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2006 to (i) the individual who served as the Company's chief executive officer (“CEO”) during fiscal year 2006; and (ii) the Company's two most highly compensated executive officers other than the CEO who earned more than $100,000 in fiscal year 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark M. Laisure, CEO	2006	185,229	--	160	--	--	--	--	185,389
Scott Fairbairn, CTO	2006	170,625	--	160	--	--	--	--	170,785
David R. Wells	2006	102,740	--	16,907	--	--	--	--	119,647

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity performance incentive plan awards for each of our named executive officers outstanding as of December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark M. Laisure, CEO	--	--	--	--	--	--	--	--	--
Scott Fairbairn, CTO	--	--	--	--	--	--	--	--	--
David R. Wells,	400,000	--	--	$.08	October 20, 2011	--	--	--	--

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Volker Anhaeusser	--	30,000	--	--	--	--	30,000

As of December 31, 2006, Mr. Anhaeusser had not elected his form of payment.

Option/SAR Grants in Fiscal Year 2006

The Company did not grant any stock options during the fiscal year ended December 31, 2006. The Company did not grant any stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2006.

There were no exercises of options for the fiscal year ended December 31, 2006 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Director Compensation

On April 5, 2006, the Board of Directors of the Company approved and ratified the letter agreement between Volker Anhaeusser and the Company regarding his position as director of the Company, dated April 4, 2006. Pursuant to the terms of this agreement, Dr. Anhaeusser will be paid a directors fee of $10,000 in equity of the Company for each quarter of service. Each quarter, Dr. Anhaeusser may choose whether he will be paid in shares of the Company's common stock or in options for the purchase of shares of the

Company's common stock. If Dr. Anhaeusser chooses the options, the option price will be determined by the closing market price on the last day of each quarter of service. If Dr. Anhaeusser chooses common stock, the amount of shares to be paid to Dr. Anhaeusser will be calculated based on dividing the weighted average closing stock price in the amount due to Dr. Anhaeusser for each quarter of service. The initial term of Dr. Anhaeusser's appointment is one year.

There are no other agreements regarding service as a director between any of the other directors and the Company.

Employment Contracts

Employment Agreement with Dana R. Waldman, Chief Executive Officer

Dana R. Waldman agreed to serve as Chief Executive Officer of the Company pursuant to an employment agreement defining the terms and conditions of his employment entered and executed February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $300,000. Mr. Waldman is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Compensation Committee or the Board of Directors. Mr. Waldman was also granted an additional bonus, the vesting and payment of which is subject to certain operating and financial milestones and events. Mr. Waldman remains a member of the Company’s Board of Directors.

The agreement grants Mr. Waldman options to purchase 9,500,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will immediately vest for 6,000,000 shares, and the remaining 3,500,000 shares will vest ratably in 24 monthly installments. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Waldman chooses to leave the Company).  The options expire after 10 years.

In addition, the agreement provides for the grant to Mr. Waldman of 1,000 shares of Series A Preferred Stock. Pursuant to the terms set forth in the Company’s Certificate of Designation, the Series A Preferred Stock is convertible into common stock on a 1 for 1 basis. However, the Series A Preferred Stock votes on an as converted basis equal to 1 for 100,000. Accordingly, the issuance to Mr. Waldman of 1,000 shares of Series A Preferred Stock will provide Mr. Waldman with the right to vote 100,000,000 shares of common stock for or against shareholder actions (in addition to the shares of common stock he beneficially owns). Mr. Laisure and Mr. Fairbairn also each hold 1,000 shares of Series A Preferred Stock.

The Company shall have the right to terminate Mr. Waldman’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Mark M. Laisure, Chairman of the Board, Chief Financial Officer, Secretary

Mark M. Laisure, Chairman of the Board, Chief Financial Officer and Secretary of the Company, entered into an employment agreement with the Company defining the terms and conditions of his employment entered into on February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Laisure is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Company.

The agreement grants Mr. Laisure options to purchase 2,000,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Laisure chooses to leave the Company).

The Company shall have the right to terminate Mr. Laisure’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Scott Fairbairn, Chief Technology Officer

Scott Fairbairn, Chief Technology Officer of the Company, has entered into an employment agreement with the Company on February 15, 2007 with a retroactive effective date of January 1, 2007. The employment agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Fairbairn is also eligible to participate in the Company’s executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of the Company. Mr. Fairbairn remains a member of the Company’s Board of Directors and Chief Executive Officer of the Company’s wholly-owned subsidiary, Rocketstream Holding Corp., and its wholly-owned subsidiary Rocketstream, Inc.

The agreement grants Mr. Fairbairn options to purchase 2,000,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of the Company’s common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Fairbairn chooses to leave the Company).

The Company shall have the right to terminate Mr. Fairbairn’s employment at any time. If such termination (including constructive termination) is without cause, the Company shall pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's voting stock as of March 23, 2007 by (i) all persons who are beneficial owners of five percent (5%) or more of a class of the Company's voting stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-KSB and (iv) all current directors and executive officers as a group. As of March 23, 2007, there were 116,872,826 shares of common stock outstanding and 3,000 shares of Series A Preferred Stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Because the Series A Preferred Stock votes with the common stock, but each share of Series A Preferred Stock votes on a 1 for 100,000 basis with the common stock, the outstanding common stock of the Company represents approximately 28% of the outstanding voting securities of the Company.

Name and Address of Beneficial Owner(1)		Common Stock Beneficially Owned		Series A Convertible Preferred Stock Beneficially Owned
		Shares	Percentage	Shares	Percentage
Dana R. Waldman	(2)	14,229,167	10.9%	1,000	33.3%
Mark M. Laisure	(3)	12,773,138	10.2%	1,000	33.3%
Scott Fairbairn	(4)	15,416,667	11.7%	1,000	33.3%
W. Herschel Stiles	(5)	625,000	0.1%	--	--
Steffen D. Koehler	(6)	625,000	0.1%	--	--
David R. Wells	(7)	2,306,234	1.9%	--	--
Volker Anhaeusser		--	--	--	--
All current directors and executive officers as a group (4 persons)		45,975,206	34.0%	3,000	100%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 23, 2007 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Zeros & Ones, Inc., 7119 Sunset Blvd., #318, Hollywood, California, 90046. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of the Company common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 116,872,826 shares of common stock outstanding and 3,000 shares of Series A Preferred Stock outstanding as of March 23, 2007.

(2)

Represents 7,500,000 options exercisable at $.07 per share, 6,728,167 options exercisable at $.37 per share and 1,000 shares of common stock with respect to which Mr. Waldman’s 1,000 shares of Series A Convertible Preferred Stock are convertible into upon the (i) written election of all the holders of the Series A Convertible Preferred Stock or (ii) the death of all the holders of the Series A Convertible Preferred Stock.

(3)

Includes shares owned by Mr. Laisure and his spouse. 415,667 options exercisable at $.37 per share and includes 1,000 shares of common stock with respect to which Mr. Laisure 1,000 shares of Series A Convertible Preferred Stock are convertible into upon the (i) written election of all the holders of the Series A Convertible Preferred Stock or (ii) the death of all the holders of the Series A Convertible Preferred Stock.

(4)

Includes 415,667 options exercisable at $.37 per share and 1,000 shares of common stock with respect to which Mr. Fairbairn’s 1,000 shares of Series A Convertible Preferred Stock are convertible into upon the (i) written election of all the holders of the Series A Convertible Preferred Stock or (ii) the death of all the holders of the Series A Convertible Preferred Stock.

(5)	Represents 625,000 options exercisable at $.49 per share.
(6)	Represents 625,000 options exercisable at $.49 per share.
(7)	Includes 400,000 options exercisable at $.08 per share and 1,700,000 options exercisable at $.49 per share.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

Notes Payable – Officer

During the year ended December 31, 2006, the Company maintained obligations to its current Chairman and its CTO in the amount of $500,000. These amounts represent estimates of unreimbursed expenses and other costs incurred while performing services for the Company. The obligation has no due date and is not accruing interest. During the fiscal year ended December 31, 2006, the Company retired $100,000 of this obligation through the issuance of Common Stock.

Acquisition of Rocketstream Holding Corporation

On May 10, 2006, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Rocketstream Holding Corporation, a Nevada corporation (“RHC”), and all of its shareholders (the “Share Exchange”). In connection with the Share Exchange, the Company acquired all of the outstanding shares of RHC through a voluntary share exchange with each of its shareholders pursuant to an exchange ratio equal to 1 share of RHC common stock in exchange for 1,000 shares of the Company’s common stock. In consideration of 100% of the outstanding shares of RHC, the Company issued 48,235,000 shares of its unregistered common stock to the 52 shareholders of RHC. RHC is the sole shareholder of RocketStream, Inc., a Georgia corporation (“RocketStream”). The number of shares of its common stock issued and outstanding prior to the Share Exchange was approximately 43,560,002 shares, and immediately after the Share Exchange was approximately 91,795,002 shares.

The Share Exchange Agreement constitutes a related party transaction. Mark Laisure held 14,000 shares of RHC and Scott Fairbairn held 15,000 shares of RHC. In consideration of the Share Exchange, Mark Laisure received 14,000,000 shares of the Company’s common stock and Scott Fairbairn received 15,000,000 shares of the Company’s common stock. Mark Laisure is was Chairman of the Board, Chief Financial Officer, and Secretary at the time of the transaction, and Scott Fairbairn is its Chief Technology Officer and a member of the Board of Directors. He is also President of RHC and RocketStream.

 Purchase of WAA assets

During the year ended December 31, 2006, the Company entered into an Assignment (the “Assignment”) with WAA, LLC (“WAA”), pursuant to which WAA assigned to the Company all of WAA's right, title, and interest in certain intellectual property, including but not limited to commercial wireless and other communications related patents and license rights, and various rights in connection therewith, in consideration for: i) $150,000 in cash, ii) a Secured Promissory Note in the principal amount of $350,000, bearing interest at a rate of 8% per annum (the “Note”), and iii) a Common Stock Purchase Warrant, exercisable for 7,500,000 common shares of the Registrant at a per share exercise price of $0.07, and with an expiration date of November 9, 2013 (the “Warrant”).

The Assignment further contains the agreement of the parties, following closing of the Assignment, to negotiate in good faith the terms of a definitive employment agreement under which Mr. Dana Waldman shall be appointed the Chief Executive Officer of the Company. Subsequent to December 31, 2006 the Company and Mr. Waldman completed such agreement whereby he is currently the Company’s Chief Executive Officer.

Director Independence

The following Director is an independent Director as that term is defined under NASDAQ Rule 4200(a)(15): Volker Anhaeusser

ITEM 13.	Exhibits, Financial Statements and Reports on Form 8-K

Exhibits

3.1.	Amended Articles of Incorporation, hereby incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

3.2.	Bylaws, hereby incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

10.1

Letter Agreement between Zeros & Ones, Inc. and Dr. Volker Anhaeusser, dated April 4, 2006, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006

10.2

Share Exchange Agreement among Zeros & Ones, Inc., RocketStream Holding Corporation and the shareholders of RocketStream Holding Corporation, dated May 10, 2006, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2006

10.3	Assignment, dated November 9, 2006, by and among the Registrant and WAA, LLC, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2006
10.4

Secured Promissory Note, dated November 9, 2006, issued by the Registrant to WAA, LLC, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2006

10.5

Common Stock Purchase Warrant, dated November 9, 2006, issued by the Registrant to WAA, LLC, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2006

10.6	Employment Agreement between Zeros & Ones, Inc. and Dana Waldman, dated January 1, 2007
10.7	Employment Agreement between Zeros & Ones, Inc. and Mark M. Laisure, dated January 1, 2007
10.8	Employment Agreement between Zeros & Ones, Inc. and Scott Fairbairn, dated January 1, 2007

21.	List of Subsidiaries

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth fees for services Chang G. Park, CPA, Ph. D. provided during fiscal years 2006 and 2005:

	2006	2005
Audit fees	$10,025	$--
Audit related fees
Tax fees	--	--
All other fees	--	--
Total	$10,025	$--

Before an accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Board of Directors acting in lieu of an audit committee.

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