Form 10QSB
period 2007-03-31
ZEROS & ONES INC
filed 2007-05-15
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  33-26531-LA

VOYANT INTERNATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)

NEVADA	88-0241079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

530 Lytton Avenue, 2nd Floor
Palo Alto, California 94301
(Address of principal executive offices)

Zeros & Ones, Inc.
(Former Name or Former Address, if changed since last report)

Registrant's telephone number, including area code:  (800) 710-6637

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  YES [ x ]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]    NO  [ x ]

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of May 7, 2007 was 118,539,195 shares.

Transitional Small Business Disclosure Format (Check one):  YES [  ]    NO  [ x ]

VOYANT INTERNATIONAL CORPORATION

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2007

Condensed Consolidated Statements of Operations for the Three Month Period Ended March 31, 2007 and 2006 and for the period from January 1, 2003 (Inception) to March 31, 2007

Condensed Consolidated Statements of Cash Flows for the Three Month Period Ended March 31, 2007 and 2006 and for the period from January 1, 2003 (Inception) to March 31, 2007

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBITS

PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ 615,333
Prepaid expenses	17,426
Total Current Assets	632,759
Other Assets
Intangible assets, net of accumulated amortization of $25,984	975,871
Other Assets	35,952
Total Assets	$ 1,644,582
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$ 202,800
Accrued liabilities	290,118
Convertible debt, net of discount of $4,289	20,711
Settlements payable	310,731
Other payables	332,531
Total Current Liabilities	1,156,891
Long-Term Liabilities:
Notes Payable - Officers	843,435
Total Liabilities	2,000,326
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; 3,000 shares issued and outstanding	3
Common stock, $.001 par value; 200,000,000 shares authorized; 118,539,195 shares issued and outstanding	118,540
Additional paid in capital in excess of par value	27,369,939
Deferred compensation	(612,000)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(9,520,867)
Total stockholders’ equity (deficit)	(355,744)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,644,582

See accompanying notes to consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006 and the period January 1, 2003 (Inception) to March 31, 2007

 (Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2007
	2007	2006
Revenues	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-
Operating Expenses:
Research and development	377,732	45,000	984,408
Sales and marketing	232,306	32,900	434,997
General and administrative	3,752,030	167,659	7,113,632
Total operating expenses	4,362,068	245,559	8,533,037
Non-Operating Expenses:
Interest expense	22,411	14,168	953,949
Other expense	-	-	249,669
Total non-operating expenses	22,411	14,168	1,203,618
Loss from Continuing Operations Before Income Taxes	(4,384,479)	(259,727)	(9,736,655)
Provision for Income Taxes	(3,200)	-	(6,635)
Loss from Continuing Operations	(4,387,679)	(259,727)	(9,743,290)
Discontinued Operations, net of tax:
Loss from operations, net of tax ($0)			(257,827)
Gain on disposal, net of tax ($0)			480,250
Gain from discontinued operations	-		222,423
Net Loss	$ (4,387,679)	$ (259,727)	$ (9,520,867)
Net Loss Per Share – Basic and Diluted	$ (0.04)	$ (0.01)
Weighted Average Common Shares – Basic and Diluted	112,930,128	42,978,639

See accompanying notes to consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006 and the period January 1, 2003 (Inception) to March 31, 2007

(Unaudited)

	Three Months Ended March 31,		January 1, 2003 (Inception) to March 31, 2007
	2007	2006
Cash Flows from Operating Activities
Net Loss	$ (4,387,679)	$ (259,727)	$(9,520,867)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	29,341	232,565	1,441,041
Share based compensation	3,392,094		3,392,094
Amortization of debt discount	14,550	7,653	891,089
Amortization of intangible assets	16,469	-	25,984
Gain from disposal of discontinued operations	-	-	(480,250)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	7,029	(3,584)	(14,870)
Other assets	(35,952)		(35,952)
Accounts payable	152,236	(230,165)	329,215
Settlements payable	(10,223)	211,160	245,342
Notes payable - officers	(10,631)	-	589,369
Accrued liabilities	155,605	(131,782)	254,973
Other payables	317,794	(349)	332,531
Net cash used in operating activities	(359,367)	(174,229)	(2,550,301)
Cash Flows from Investing Activities
Acquisition of WAA	-	-	(150,000)
Net cash used in investing activities	-	-	(150,000)
Cash Flows from Financing Activities
Proceeds from convertible debt	25,000	180,000	2,180,663
Repayment of convertible debt	-	(7,500)	(36,500)
Proceeds from warrants exercised	290,000	-	290,000
Common stock issued for cash	600,000	-	600,000
Net cash provided by financing activities	915,000	172,500	3,034,163
Net increase (decrease) in cash and cash equivalents	555,633	(1,729)	333,862
Cash and Cash Equivalents, beginning of period	59,700	58,175	281,471
Cash and Cash Equivalents, end of period	$ 615,333	$ 56,446	$ 615,333

See accompanying notes to consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006 and the period January 1, 2003 (Inception) to March 31, 2007

(Unaudited)

(Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$ -	$ -	$ 3,600,000
Shares issued for acquisition of WAA	$ -	$ -	$ 501,855
Note issued for acquisition of WAA	$ -	$ -	$ 350,000
Shares issued to retire Notes Payable - Officers	$ -	$ -	$ 100,000
Shares issued to retire accounts payable	$ 184,175	$ -	$ 184,175

See accompanying notes to consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

(Formerly Zeros & Ones, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1 - Description of Business

Voyant International Corporation (“Voyant”) is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of March 31, 2007, we had one active direct subsidiary, Rocketstream Holding Company and one inactive direct subsidiary, Zeros & Ones Technologies, Inc. We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

Voyant sees these two industries as complementary, if not overlapping. Many technology companies are already entering the entertainment industry and becoming a viable force in their respective markets. Likewise, our belief that the entertainment industry is realizing the true economic and long-term value of their media, the content itself, as the future driver for technology adoption by consumers. With the rapid transition from a predominantly analog world into a fully digital environment, we intend to position ourselves to capitalize on these changing dynamics by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding content creation, media distribution, and consumer commerce.

Effective April 30, 2007, we changed our name to Voyant International Corporation. Our former name was Zeros & Ones, Inc.

Note 2 - Basis of Presentation

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB filed on April 2, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006, and the cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on April 2, 2007.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

Note 3 - Discontinued Operations

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

Note 4 - Debt

Convertible Notes - From October 2003 through March 2007 we issued approximately $2,076,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of our stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of March 31, 2007 there were $20,711 of the Notes outstanding, including accrued and unpaid interest and net of discount.

The Notes included Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 2 to 6 years. As of March 31, 2007 we have issued 4,153,054 Note Warrants, and none have been exercised.

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

For the three months ended March 31, 2007 we recorded $13,586 of debt discount and $5,253 of beneficial conversion of which $14,550 was recorded as interest expense for the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”), subject to certain cutbacks and restrictions.

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2007:

Accrued operating expenses	$165,118
Stock to be issued	125,000
Settlements payable	310,731
Due to officer	325,000
Other payables	7,531
$933,380

Accrued operating expenses increased due to an additional $20,604 in accrued compensation payable for amounts due officers, and an increase of $10,000 in amounts due Directors. Settlements payable decreased due to scheduled payments per the terms of the settlement agreement. Amounts due to officer represent compensation payable in accordance with the employment agreements described in Note 10. Stock to be issued represents a deposit received for the exercise of warrants, for which the terms of the exercise have not yet been finalized.

Note 6- Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $843,435 at March 31, 2007, represent notes payable to officers. Two notes totaling $486,531 represent unreimbursed fees and expenses due Officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months. The remaining note in the principal amount of $350,000, bearing interest at a rate of 8% per annum, was issued as a result of the WAA, LLC transaction. As of March 31, 2007 this note has accrued and unpaid interest in the amount of $6,904.

Note 7- Sale of Restricted Common Stock

On February 13, 2007 we issued 5,333,333 shares of restricted common stock pursuant to a Stock Purchase Agreement. We received $600,000 in consideration for the sale, and issued 6,000,000 warrants in connection with the agreement priced at $0.15. The five year warrants are exercisable at the discretion of the holder and have no registration rights. We also issued 6,000,000 warrants in connection with the agreement priced at $0.20. The five year warrants are exercisable at the discretion of the holder and have no registration rights. We also issued 6,000,000 warrants in connection with the agreement priced at $0.25. The five year warrants are exercisable at the discretion of the holder and have no registration rights.

On March 9, 2007 we entered into an agreement with the warrant holders whereby the warrant holders agreed to exercise a certain number of warrants immediately in return for our commitment to register the underlying common stock for sale with the SEC. We received a commitment from the warrant holders to exercise additional warrants so that we would receive a total of $1,000,000 upon notice of effectiveness of the registration statement from the SEC. As of May 7, 2007 the warrant holders had exercised 1,666,667 warrants and the Company has received $250,000 under this amended agreement.

Note 8 - Provision for Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate will not be affected by the adoption of FIN 48. Unrecognized tax benefits are not expected to increase or decrease within the next 12 months as a result of the anticipated lapse of an applicable statute of limitations. Interest and penalties related to unrecognized income tax benefits will be accrued in interest expense and operating expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.

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

There was an increase of $4,387,679 in the accumulated deficit for the three months ended March 31, 2007. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $26,000,000 prior to the expiration of the NOL carryforwards in 2025. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is not likely that we will realize the benefits of these deductible differences at March 31, 2007. Accordingly, we have recorded a full valuation allowance against its deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

Note 9 - Stockholders' Equity

Common Stock

On February 1, 2007 we issued 1,000,000 shares to Kenneth P. McKinnon as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On February 13, 2007 we issued 5,333,333 shares of common stock to various accredited investors. We received $600,000 in return for these shares. (see Note 7, Sale of Restricted Common Stock”) We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 13, 2007 we issued 1,666,667 shares to various holders as a result of a warrant exercise. We received $250,000 as a result of the exercise. (see Note 7, Sale of Restricted Common Stock”) We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 19, 2007 we issued 1,000,000 shares to Anako Enterprise, Inc. (and designees) as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 19, 2007 we issued 497,696 shares of common stock to IC Capital, LLC to retire $184,176 in amounts due. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 20, 2007 we issued 42,139 shares of common stock to Real Asset Management to retire $35,818 in amounts due. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

As of March 31, 2007 we had 118,539,195 shares of Common Stock issued and outstanding.

Preferred Stock

We have 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. During the quarter we committed to issue 1,000 shares to Dana Waldman pursuant to his employment agreement.

As of March 31, 2007 we had 3,000 Preferred Stock issued and outstanding.

Note 10 – Employment Agreements

Employment Agreement with Dana R. Waldman, Chief Executive Officer

Dana R. Waldman agreed to serve as our Chief Executive Officer pursuant to an employment agreement defining the terms and conditions of his employment entered and executed February 15, 2007 with a retroactive effective date of January 1, 2007.  The agreement is effective for an initial period of two years, and provides for a base annual salary of $300,000.  Mr. Waldman is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Compensation Committee or the Board of Directors. Mr. Waldman was also granted an additional bonus, the vesting and payment of which is subject to certain operating and financial milestones and events.  Mr. Waldman remains a member of our Board of Directors.

The agreement grants Mr. Waldman options to purchase 9,500,000 shares of the Company’s common stock. The exercise price of the options is $0.37, which was the closing price of our common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will immediately vest for 6,000,000 shares, and the remaining 3,500,000 shares will vest ratably in 24 monthly installments. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Waldman chooses to leave Voyant).

In addition, the agreement provides for the grant to Mr. Waldman of 1,000 shares of Series A Preferred Stock.  Pursuant to the terms set forth in our Certificate of Designation, the Series A Preferred Stock is convertible into common stock on a 1 for 1 basis.  However, the Series A Preferred Stock votes on an as converted basis equal to 1 for 100,000.  Accordingly, the issuance to Mr. Waldman of 1,000 shares of Series A Preferred Stock will provide Mr. Waldman with the right to vote 100,000,000 shares of common stock for or against shareholder actions (in addition to the shares of common stock he beneficially owns).  Mr. Laisure and Mr. Fairbairn also hold 1,000 shares of Series A Preferred Stock.

We have the right to terminate Mr. Waldman’s employment at any time. If such termination (including constructive termination) is without cause, we are required to pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Mark M. Laisure, Chairman of the Board, Chief Financial Officer, Secretary

Mark M. Laisure, our Chairman of the Board, Chief Financial Officer and Secretary of the Company, entered into an employment agreement defining the terms and conditions of his employment entered into on February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Laisure is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or our Compensation Committee.

The agreement grants Mr. Laisure options to purchase 2,000,000 shares of our common stock. The exercise price of the options is $0.37, which was the closing price of our common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Laisure chooses to leave Voyant).

We have the right to terminate Mr. Laisure’s employment at any time. If such termination (including constructive termination) is without cause, we are required to pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Scott Fairbairn, Chief Technology Officer

Scott Fairbairn, our Chief Technology Officer, has entered into an employment agreement on February 15, 2007 with a retroactive effective date of January 1, 2007.  The employment agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000.  Mr. Fairbairn is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or our Compensation Committee. Mr. Fairbairn remains a member of our Board of Directors and Chief Executive Officer of the Company’s wholly-owned subsidiary, Rocketstream Holding Corp., and its wholly-owned subsidiary Rocketstream, Inc.

The agreement grants Mr. Fairbairn options to purchase 2,000,000 shares of our common stock. The exercise price of the options is $0.37, which was the closing price of our common stock on the date preceding the February 15, 2007 resolution of the Board of Directors approving the option grant. The options will vest over a 2-year term vesting monthly, and expire after 10 years. Vesting will accelerate upon certain change of control events and if an event constituting “good reason” occurs (whether or not Mr. Fairbairn chooses to leave Voyant).

We have the right to terminate Mr. Fairbairn’s employment at any time. If such termination (including constructive termination) is without cause, we are required to pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Note 11 - Options

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

As of March 31, 2007 we had issued 8,400,000 options to employees under the 2006 Plan. The options had a weighted average exercise price of $0.49. Compensation expense relating to employee stock options recognized for the quarter ended March 31, 2007 was $970,602.

During the quarter ending March 31, 2007 we issued 13,500,000 options to employees not under the 2006 Plan. (see Note 10, Employment Agreements). The options have a weighted average exercise price of $0.37, and have a term of 10 years. We incurred non-cash expenses of $2,421,492 for these options.

Note 12 - Commitments and Contingencies

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of May 7, 2007, other than as noted below.

In December, 2006 we became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from prior management, the IRS completed returns on our behalf, assessed interest and penalties for late filing, and began collection procedures for approximately $410,000 as of December 31, 2006. We believes that the IRS claims are in error, and we have begun discussions with the IRS to resolve the matter.

Note 13 - Subsequent Events

Effective April 30, 2007, we changed our name to Voyant International Corporation. Our former name was Zeros & Ones, Inc.

Note 14 - Going Concern

Voyant is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our management estimates that the current funds available and on hand will not be adequate to fund operations throughout fiscal 2007. We anticipate that revenue from normal operations will occur in 2007, and those revenues will have a material impact offsetting operating expenses during the year. However, we are uncertain whether we will achieve profit from normal operations, and expect that additional capital will be required to support both on-going losses and the capital expenditures necessary to support anticipated revenue growth. Currently we have not arranged sources for, nor do we have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue normal operations during 2007.  Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Voyant other SEC filings, reports to stockholders and news releases. Such forward-looking statements, which reflect our current view of product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons. These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) market acceptance and unanticipated risks associated with introducing new products and features; (vi) sales and distribution issues, (vii) dependence on suppliers, (viii) limited backlog and (vi) other events and important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they were made, and except as required by law, we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Voyant is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

The following discussion and analysis of our plan of operations, the financial condition and results of operations of Voyant should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Plan of Operations

We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. Our new focus on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions grows out of that belief.  In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the most wealthy and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

We see these two industries as complementary, if not overlapping. Many technology companies are already entering the entertainment industry and becoming viable forces in the markets that they’ve entered. Likewise, we believe that the entertainment industry is realizing the one of the long-term economic values of their content is as a driver for future technology adoption by consumers. The world is transforming from predominantly analog to fully digital.  We intend to capitalize on this transformation by:

•

acquiring intellectual property

•

developing strategic partnerships

•

leveraging industry relationships.

With these properties, partnerships and relationships, we plan to streamline and enhance the business models surrounding content creation, media distribution, and consumer commerce.

We plan on bringing innovative technologies, media assets, and strategic partnerships together to deliver next-generation commercial and consumer solutions to enhance our digital lifestyle.  To put the world of digital media to use for businesses and consumers, we  plan to strategically combine:

•

content creation

•

content processing

•

content distribution

•

content visualization

In each case, our goal will be to increase the portfolio of capabilities at our disposal and to foster cooperation among our various entities. This strategy is intended to create a family of companies and ventures with a rich fabric of strategic ties, giving us a constantly increasing reach.  We believe that the result will be significant operational efficiencies and rapid times-to-market in each of our chosen ventures. We, however, cannot assure you that it will be able to acquire, develop or otherwise access the content and technologies that are described here, or that it will be able to do so successfully or upon acceptable terms.

Content Creation.  We intend to develop and acquire select media content, with a special focus on our proprietary distribution network. This content may lead us into merchandising opportunities, as well as opportunities to pull through our technology and integrate it into an overall end-user experience.  One example is the internet portal we plan to create with Sports Immortals for sports memorabilia merchandising.  An example of other opportunities we might consider is a portal for the scientific market that might allow the user access research data on a particular topic. The portal could provide efficient access to disparate data types and would be powered by the our technologies. The data in the portal would be manipulated through content processing platforms and distributed using our content distribution technology, while the end user experience would take advantage of content visualization technologies. We do not currently have any specific plans to build additional portals, including the scientific market portal described in this paragraph, but we are considering what kinds or portals to plan and implement.

Content Processing.  In order to help prepare content for efficient distribution, significant processing is required. Some specific processing technologies of interest to us include encoding, decoding and trans-coding, as well as compression.  Our staff has significant experience with these technologies and intends to pursue opportunities in these fields.  Currently, we do not have content processing technology.

Content Distribution.  Content distribution and management are significant bottlenecks in today’s digital world, and addressing these issues is a strong part of our vision to fuse content and technology.  We have already begun addressing content distribution through RocketStream, a software platform that allows existing networks to work more efficiently. We also intend to expand the fundamental network infrastructure by leveraging a wide variety of technologies. These technologies range from wireless to fiber optic platforms and include both component- and system-level intellectual property.  With these technologies, we can address many aspects of digital content distribution networks, all the way from the edge to the core.

Content Visualization.  Today, the average internet user has access to many types of data: video clips, text, audio data, graphics, photographs and more. All of this data is available to users as they learn about particular subjects. Yet today, user must experience each type of data individually, and are left to integrate the data and draw conclusions on their own.  We plan to allow users to visualize content by providing an integrated, fused-data experience to the end user.  This experience will include content- and context-aware search methodologies, as well as content-interactive presentation and entertainment formats.  We do not currently have content visualization tools; we intend to acquire such tools through acquisitions, joint ventures, investments or internal development.

Results of Operations

Three-Month Period Ended March 31, 2007

We had no revenues for the three months ended March 31, 2007, or for the corresponding period ended March 31, 2006. Our spending for the three months ended March 31, 2007 increased from the same period in 2006 as we increased our research and development efforts and increased our staff. As a result our research and development expenses increased by $332,732 to $377,732 for the period ended March 31, 2007. The increase was due to non-cash expenses related to the issuance of stock options ($260,583), and to increased wages. Similarly, our sales and marketing expenses increased with additional staff and the beginning of our sales efforts for the RocketStream product line. For the three months ended March 31, 2007 expenses of $232,306 were primarily related to non-cash expenses related to the issuance of stock options ($173,322), and costs for management. General and administrative costs were substantial, $3,752,030 for the period ended March 31, 2007, as compared to $167,659 for the same period in 2006, an increase of $3,584,371. A majority of the increase is due to non-cash expenses related to the issuance of options to management, which totaled $2,958,189 for the period ended March 31, 2007, and to the accrued and unpaid special bonus to our CEO in the amount of $325,000 pursuant to his employment contract. The remaining increase of $301,182 is due to increased professional services fees of $182,658, increased wages of $85,571, and other operating costs of $32,953.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of ($524,132) as compared to working capital of ($656,607) at December 31, 2006. During the three months ended March 31, 2007, net cash used in operations was $359,367 and consisted principally of a net loss of $4,387,679 and was offset by stock based compensation of $3,290,289 and stock based services of $29,341 and other non-cash charges (including interest) of $31,019. Accounts payable increased $152,236 from normal operations.

Our current cash on hand at March 31, 2007, would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.  We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise the additional financing.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2006, we incurred a net pre tax loss of $1,552,839 and, for the fiscal year ended December 31, 2005, we incurred a net pre tax loss of $837,414. Our auditors for that period, Chang G. Park, CPA, Ph. D., issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2006 noting that while we has recently obtained additional financing, the sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1933, as amended (the “Exchange Act”), as of March 31, 2007, the end of the period covered by this Quarterly Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurately preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's CEO and CFO concluded as of the Evaluation Date that the Company's disclosure controls and procedures were not effective.

In connection with the review of the Company's consolidated financial statements for the quarter ended March 31, 2007, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Chang Park, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of March 31, 2007:

(1) insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the SEC; and

(2) lack of audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

These material weaknesses may also constitute deficiencies in the disclosure of controls and procedures. In light of these weaknesses, the Company's management, including the CEO and CFO, have concluded that as of the Evaluation Date, the disclosure controls and procedures were not effective, in that they did not ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive and Financial Officers, to allow timely decisions regarding required disclosure. To address this ineffectiveness of our disclosure controls and procedures, the Company is continuing with corrective actions, including the search for additional staff with certain qualifications and independent internal reviews of key account reconciliations, to ensure that the financial statements and other financial information included in this quarterly report are complete and accurate in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter for which this report is made that materially affected, or was  reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the fiscal year ended December 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. During the quarter ended March 31, 2007 the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's internal control over financial reporting will become effective.

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

 PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

In December, 2006 we became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from prior management, the IRS completed returns on our behalf, assessed interest and penalties for late filing, and began collection procedures for approximately $410,000 as of December 31, 2006. We believes that the IRS claims are in error, and we have begun discussions with the IRS to resolve the matter.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007 we issued 1,000,000 shares to Kenneth P. McKinnon as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On February 13, 2007 we issued 5,333,333 shares of common stock to various accredited purchasers. We received $600,000 in return for these shares. (see Note 7 to the Consolidated Financial Statements included in this Report, Sale of Restricted Common Stock”) We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 13, 2007 we issued 1,666,667 shares to various holders as a result of a warrant exercise. We received $250,000 as a result of the exercise. (see Note 7 to the Consolidated Financial Statements included in this Report, “Sale of Restricted Common Stock”) We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 19, 2007 we issued 1,000,000 shares to Anako Enterprise, Inc. (and designees) as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 19, 2007 we issued 497,696 shares of common stock to IC Capital, LLC to retire $184,176 in amounts due. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On March 20, 2007 we issued 42,139 shares of common stock to Real Asset Management to retire $35,818 in amounts due. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

 Item 3. Defaults Upon Senior Securities

None

 Item 4. Submission of Matters to a Vote of Security Holders

 None

 Item 5. Other Information

None

Item 6. Exhibits

10.1	Letter of Intent between Registrant and Sports Immortals Inc., dated March 29, 2007 (incorporated by reference from Registrant’s Current Report on Form 8-k filed April 10, 2007)
31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYANT INTERNATIONAL CORPORATION
Dated: May 15, 2007	/s/ Dana R. Waldman
Dana R. Waldman,
Chief Executive Officer