Form 10QSB
period 2007-06-30
Voyant International CORP
filed 2007-08-14
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of August 7, 2007 was 120,843,177 shares.

Transitional Small Business Disclosure Format (Check one):  YES [  ]    NO  [ x ]

VOYANT INTERNATIONAL CORPORATION

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet at June 30, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006, and for the period from January 1, 2003 (Inception) to June 30, 2007	4

	Condensed Consolidated Statements of Cash Flows for the Six Month Period Ended June 30, 2007 and 2006, and for the period from January 1, 2003 (Inception) to June 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	15

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

EXHIBITS

PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$81,023
Accounts receivable	10,200
Prepaid expenses	9,119
Total Current Assets	100,342
Fixed Assets
Property & Equipment, net of accumulated depreciation of $438	8,931
Other Assets
Intangible assets, net of accumulated amortization of $42,636	959,219
Other Assets	21,138
Total Assets	$1,089,630
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$196,037
Accrued liabilities	306,369
Convertible debt, net of discount of $2,979	22,021
Settlements payable	300,517
Other payables	400,000
Total Current Liabilities	1,224,944
Long-Term Liabilities:
Notes Payable - Officers	850,416
Total Liabilities	2,075,360
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 3,000 shares issued and outstanding	3
Common stock, $.001 par value; 200,000,000 shares authorized; 120,843,477 shares issued and outstanding	120,843
Additional paid in capital in excess of par value	29,230,492
Deferred compensation	(1,117,973)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(11,507,736)
Total stockholders’ equity	(985,730)
Total Liabilities and Stockholders’ Equity	$1,089,630

See accompanying notes to consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006, and the period January 1, 2003 (Inception) to June 30, 2007

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		January 1, 2003 (Inception) to June 30, 2007
	2007	2006	2007	2006
Revenues	$15,360	$0	$15,360	$0	$15,360
Cost of Sales	0	0	0	0	0
Gross Profit (Loss)	15,360	0	15,360	0	15,360
Operating Expenses:
Research and development	475,528	49,626	853,260	94,626	1,459,936
Sales and marketing	347,900	11,413	580,206	44,313	782,897
General and administrative	1,172,304	164,047	4,924,334	331,706	8,285,936
Total operating expenses	1,995,732	225,086	6,357,800	470,645	10,528,769
Non-Operating Expenses:
Interest expense	6,497	58,018	28,908	72,186	960,446
Other expense	0	0	0	0	249,669
Total non-operating expenses	6,497	58,018	28,908	72,186	1,210,115
Loss from Continuing Operations Before Income Taxes	(1,986,869)	(283,104)	(6,371,348)	(542,831)	(11,723,524)
Provision for Income Taxes	0	0	(3,200)	0	(6,635)
Loss from Continuing Operations	(1,986,869)	(283,104)	(6,374,548)	(542,831)	(11,730,159)
Discontinued Operations, net of tax:
Loss from operations, net of tax ($0)	0	0	0	0	(257,827)
Gain on disposal, net of tax ($0)	0	0	0	0	480,250
Gain from discontinued operations	0	0	0	0	222,423
Net Loss	$(1,986,869)	$(283,104)	$(6,374,548)	$(542,831)	$(11,507,736)
Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)
Weighted Average Common Shares – Basic and Diluted	119,056,492	71,571,418	116,010,234	57,200,553

See accompanying notes to consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.) (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006 and the period January 1, 2003 (Inception) to June 30, 2007 (Unaudited)

	Six Months Ended June 30,		January 1, 2003 (Inception) to June 30, 2007
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(6,374,548)	$(542,831)	$(11,507,736)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	186,044	307,565	1,597,744
Share based compensation	4,237,748	0	4,237,748
Depreciation	438	0	438
Amortization of debt discount	15,860	59,347	892,399
Amortization of intangible assets	33,121	0	42,636
Gain from disposal of discontinued operations	0	0	(480,250)
Changes in operating assets and liabilities
Accounts receivable	(10,200)	0	(10,200)
Prepaid expenses and other current assets	15,336	4,676	(6,563)
Other assets	(21,138)		(21,138)
Accounts payable	334,998	(162,333)	511,977
Settlements payable	(20,436)	102,618	235,129
Notes payable - officers	(3,650)	0	596,350
Accrued liabilities	211,856	(94,059)	311,224
Other payables	385,263	(349)	400,000
Net cash used in operating activities	(1,009,308)	(325,366)	(3,200,242)
Cash Flows from Investing Activities
Acquisition of property and equipment	(9,369)		(9,369)
Acquisition of WAA	0	0	(150,000)
Net cash used in investing activities	(9,369)	0	(159,369)
Cash Flows from Financing Activities
Proceeds from convertible debt	25,000	280,000	2,180,663
Repayment of convertible debt	0	(7,500)	(36,500)
Proceeds from warrants exercised	415,000	0	415,000
Common stock issued for cash	600,000	0	600,000
Net cash provided by financing activities	1,040,000	272,500	3,159,163
Net increase (decrease) in cash and cash equivalents	21,323	(52,866)	(200,448)
Cash and Cash Equivalents, beginning of period	59,700	58,175	281,471
Cash and Cash Equivalents, end of period	$81,023	$5,309	$81,023
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$0	$0	$3,600,000
Shares issued for acquisition of WAA	$0	$0	$501,855
Note issued for acquisition of WAA	$0	$0	$350,000
Shares issued to retire Notes Payable - Officers	$0	$0	$100,000
Shares issued to retire accounts payable and accrued expenses	$413,702	$0	$413,702

See accompanying notes to consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

(Formerly Zeros & Ones, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1 - Description of Business

Voyant International Corporation (“Voyant”) is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of June 30, 2007, we had one active direct subsidiary, Rocketstream Holding Company, and one inactive direct subsidiary, Zeros & Ones Technologies, Inc. We believe that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.

Voyant sees these two industries as complementary, if not overlapping. Many technology companies are already entering the entertainment industry and becoming a viable force in their respective markets. Likewise, we believe that the entertainment industry is realizing the true economic and long-term value of their media, the content itself, as the future driver for technology adoption by consumers. With the rapid transition from a predominantly analog world into a fully digital environment, we intend to position ourselves to capitalize on these changing dynamics by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding content creation, media distribution, and consumer commerce.

Effective April 30, 2007, we changed our name to Voyant International Corporation, and our trading symbol was changed to “VOYT.” Our former name was Zeros & Ones, Inc., and our ticker was “ZROS.”

Note 2 - Basis of Presentation

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB filed on April 2, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six month periods ended June 30, 2007 and 2006, and the cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on April 2, 2007.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

Note 3 - Discontinued Operations

In 2002 we purchased 100% of the outstanding stock of Joint Employers Group, Inc. (“JEG”) in exchange for 24.0 million shares of our own Common Stock. The transaction was valued at $3.6 million and accounted for using the purchase method of accounting. JEG operations are principally employee leasing. In early 2003 we were informed that JEG was unable to continue its normal operations due to its inability to maintain workers compensation insurance coverage with the California State Fund. As a result we sold JEG back to the original seller, in effect exchanging the consideration paid during the original transaction.

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

Note 4 - Debt

Convertible Notes - From October 2003 through June 2007 we issued approximately $2,076,527 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest was convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock was at the sole election of the Note holder, and the conversion price was calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of our stock on the date on the Note. The discounts ranged from 25 to 35% of the average closing price. As of June 30, 2007 there were $22,021 of the Notes outstanding, including accrued and unpaid interest and net of discount.

The Notes included Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.25 to $0.50. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 2 to 6 years. As of June 30, 2007 we have issued 4,153,054 Note Warrants, and none have been exercised.

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

For the six months ended June 30, 2007 we recorded $13,586 of debt discount and $5,253 of beneficial conversion of which $15,860 was recorded as interest expense for the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”), subject to certain cutbacks and restrictions.

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2007:

Accrued operating expenses	$306,369
Settlements payable	300,517
Due to officer	400,000
$1,006,886

Accrued operating expenses increased due to an additional $171,251 in accrued compensation payable for amounts due officers. Settlements payable decreased due to scheduled payments per the terms of the settlement agreement. Amounts due to officers represent compensation payable in accordance with the employment agreements described in Note 10. We issued common stock during the quarter and retired an existing $125,000 liability, related to the exercise of warrants (see Note 9).

Note 6- Long term Liabilities and Related Party Transactions

Long term liabilities, amounting to $850,416 at June 30, 2007, represent notes payable to officers. Two notes totaling $486,531 represent unreimbursed fees and expenses due officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months. The remaining note in the principal amount of $350,000, bearing interest at a rate of 8% per annum, was issued as a result of the WAA, LLC transaction. As of June 30, 2007 this note has accrued and unpaid interest in the amount of $13,885.

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

On March 9, 2007 we entered into an agreement with the warrant holders whereby the warrant holders agreed to exercise a certain number of warrants immediately in return for our commitment to register the underlying common stock for sale with the SEC. We received a commitment from the warrant holders to exercise additional warrants so that we would receive a total of $1,000,000 upon notice of effectiveness of the registration statement from the SEC. As of August 7, 2007 the warrant holders had exercised 1,666,667 warrants and the Company had received $250,000 under this amended agreement.

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

There was an increase of $6,374,548 in the accumulated deficit for the six months ended June 30, 2007. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $29,000,000 prior to the expiration of the NOL carryforwards in 2027. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is not likely that we will realize the benefits of these deductible differences at June 30, 2007. Accordingly, we have recorded a full valuation allowance against our deferred tax assets. We will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

Note 9 - Stockholders' Equity

Common Stock

On April 12, 2007 we issued 200,000 shares of common stock to a firm for business development services. 100,000 of these shares are contingent upon the achieving certain milestones. We incurred a Sales & Marketing expense of $26,000 related to this issuance. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On May 31, 2007 we issued 500,000 shares of common stock to Greg Suess as a result of a warrant exercise. We received $125,000 in return for this exercise. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 11, 2007 we issued 600,000 shares of common stock for legal services performed during the year. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 15, 2007 we issued 300,000 shares of common stock to American Capital Ventures, Inc. for investor relations services. We incurred a General & Administrative expense of $7,397 for the period, and increased the Deferred Compensation balance by $172,603. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 15, 2007 we issued 350,000 shares of common stock to American Capital Ventures, Inc. for investor relations services. We incurred a General & Administrative expense of $8,630 for the period, and increased the Deferred Compensation balance by $201,370. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 22, 2007 we issued 78,000 shares of common stock to William Burnsed to settle a claim. We incurred a General & Administrative expense of $42,900 related to the issuance. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 30, 2007 we issued 276,282 shares of common stock to Volker Anhausser to retire $40,000 in amounts due related to his services on our Board of Directors for the prior 12 months. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

As of June 30, 2007 we had 120,843,477 shares of Common Stock issued and outstanding.

Preferred Stock

We have 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. As of June 30, 2007 we had 2,000 shares of Preferred Stock issued and outstanding and an agreement to issue an additional 1,000 shares to our Chief Executive Officer.

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

As of June 30, 2007 we had issued 8,850,000 options to employees under the 2006 Plan. The options had a weighted average exercise price of $0.49. Compensation expense relating to employee stock options recognized for the three and six months ended June 30, 2007 was $518,426 and $1,489,027 respectively.

During the quarter ending June 30, 2007 we did not issue new options to employees not under the 2006 Plan (see Note 10, Employment Agreements). For the period ending June 30, 2007 the outstanding balance remained 13,500,000. The options have a weighted average exercise price of $0.37, and have a term of 10 years. For the three and six months ending June 30, 2007 we incurred non-cash expenses of $327,228 and $2,748,720 for these options, respectively.

Note 12 - Commitments and Contingencies

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of August 7, 2007, other than as noted below.

In December, 2006 we became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from prior management, the IRS completed returns on our behalf, assessed interest and penalties for late filing, and began collection procedures for approximately $410,000 as of December 31, 2006. We believe that the IRS claims are in error, and we have begun discussions with the IRS to resolve the matter.

Note 13 - Subsequent Events

On July 5, 2007 we issued an unsecured promissory note for $150,000 and warrants to an unrelated party. The note accrues interest at 12% per annum commencing immediately from the date of issuance. The note is due six months from the date of issue or earlier if we receive financing of at least $1,000,000. The warrants are for the purchase 300,000 shares of our Common Stock at $0.40. The term of the warrants is 5 years.

On August 9, 2007 we issued a short term note for $600,000 secured by all company assets, and those of our subsidiaries. The note accrues interest at 18% per annum, and is due in thirty days from the issue date. In connection with the sale of the note, we paid $15,000 to the purchaser for legal fees. The note may be prepaid without penalty.

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

Our management estimates that the current funds available and on hand will not be adequate to fund operations throughout fiscal 2007. We anticipate that revenue from normal operations will occur in 2007, and those revenues will have a material impact offsetting operating expenses during the year. However, we do not expect that we will achieve profit from normal operations in 2007, and we expect that additional capital will be required to support both on-going losses and the capital expenditures necessary to support anticipated revenue growth. Currently we have not arranged sources for, nor do we have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue normal operations during 2007.  Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Voyant’s other SEC filings, reports to stockholders and news releases. Such forward-looking statements, which reflect our current view of product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons. These risks and uncertainties include, but are not limited to lack of timely development of products and services; lack of market acceptance of products, services and technologies; inadequate capital; adverse government regulations; competition; breach of contract; inability to earn revenue or profits; dependence on key individuals; inability to obtain or protect intellectual property rights; inability to obtain listing for the company's securities; lower sales and higher operating costs than expected; technological obsolescence of the company's products; limited operating history and risks inherent in the company's markets and business. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they were made, , we undertake no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Voyant is a holding company focused on the intersection of media content and technology. We realize that technology has created a world where everyone is connected - at home, in the office, and in transit. In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner. The technology and entertainment industries are two of the wealthiest and dynamic industries in the world, yet they work, play, and create using very different approaches to business.  We believe that we can combine the best of the media and technology worlds to provide meaningful and compelling solutions to the business and consumer marketplaces.

The following discussion and analysis of our plan of operations, the financial condition and results of operations of Voyant should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

Plan of Operations

We focus on identifying and developing different media-based technologies, media assets, and strategic partnerships.  We intend to bring those elements together to deliver next-generation commercial and consumer solutions.  In the last decade, the Internet has empowered consumers with choice, immediate gratification, and the ability to quickly evaluate, purchase, consume, contribute, and share information in an unprecedented manner.

We believe that Voyant has the ability to see and exploit the intersection of media and technology in a more compelling manner than many media or technology companies can do individually.  We intend to capitalize on this vision by:

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

We plan on bringing innovative technologies, media assets, and strategic partnerships together to deliver next-generation commercial and consumer solutions to enhance our digital lifestyle.  To put the world of digital media to use for businesses and consumers, we  plan to strategically combine:

•

content creation and aggregation

•

content processing

•

content distribution

•

content visualization and experience

In each case, our goal will be to increase the portfolio of capabilities at our disposal and to foster cooperation among our various entities. This strategy is intended to create a family of companies and ventures with a rich fabric of strategic ties, giving us a constantly increasing reach.  We believe that the result will be significant operational efficiencies and rapid times-to-market in each of our chosen ventures. We, however, cannot assure you that we will be able to acquire, develop or otherwise access the content and technologies that are described here, or that we will be able to do so successfully or upon acceptable terms.

Content Creation and Aggregation.  We intend to develop and acquire select media content, with a special focus on our proprietary distribution network. This content may lead us into merchandising opportunities, as well as opportunities to pull through our technology and integrate it into an overall end-user experience.  One example is our Voyant Productions business unit, which is dedicated to creating original television and motion picture content.  Another example is the internet portal we plan to create with Sports Immortals for sports memorabilia merchandising.  An example of other opportunities we might consider is a portal for the scientific market that might allow the user access research data on a particular topic. The portal could provide efficient access to disparate data types and would be powered by our technologies. The data in the portal would be manipulated through content processing platforms and distributed using our content distribution technology, while the end user experience would take advantage of content visualization technologies. We do not currently have any specific plans to build additional portals, including the scientific market portal described in this paragraph, but we are considering what kinds or portals to plan and implement.

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

Content Visualization and Experience.  Today, the average internet user has access to many types of data: video clips, text, audio data, graphics, photographs and more. All of this data is available to users as they learn about particular subjects. Yet today, user must experience each type of data individually, and are left to integrate the data and draw conclusions on their own.  We plan to allow users to experience content by providing an integrated, fused-data experience to the end user.  This experience will include content- and context-aware search methodologies, as well as content-interactive presentation and entertainment formats.  We do not currently have content visualization tools; we intend to acquire such tools through acquisitions, joint ventures, investments or internal development.

Results of Operations

Three-Month Period Ended June 30, 2007

We had revenues of $15,360 for the three months ended June 30, 2007, and none for the corresponding period ended June 30, 2006. Revenue was generated from the sale of annual licenses of our RocketStream product, which was first made available for commercial sale late in the quarter. Our expenses for the three months ended June 30, 2007 increased from the same period in 2006 as we increased our research and development efforts, sales and marketing efforts, and increased our staff. Our research and development expenses increased by $425,902 to $475,528 for the period ended June 30, 2007. The increase was due to non-cash expenses related to the issuance of stock options ($270,598), the use of outside services of $30,363, increased wages of $114,327 and to other operating costs of $10,614. Similarly, our sales and marketing expenses increased with additional staff and the beginning of our sales efforts for the RocketStream product line. For the three months ended June 30, 2007, expenses of $347,900 were primarily related to non-cash expenses related to the issuance of stock options ($173,322), and costs for management. General and administrative costs were $1,172,304 for the period ended June 30, 2007, as compared to $164,047 for the same period in 2006. The largest portion of the increase is due to non-cash expenses related to the issuance of options to management, which totaled $401,734 for the period ended June 30, 2007, and to the accrued and unpaid special bonus to our CEO in the amount of $75,000 pursuant to his employment contract. The remaining expenses of $695,570 are for wages and employment related costs of $205,126, legal fees of $194,828, and other operating costs of $295,616.  Operating costs in 2006 were nominal due to our then focus on restarting the Company.

Six-Month Period Ended June 30, 2007

We had revenues of $15,360 for the six months ended June 30, 2007, and none for the corresponding period ended June 30, 2006. Revenue was generated from the sale of annual licenses of our RocketStream product, which was first made available for commercial sale late in the period. Our operating expenses for the six months ended June 30, 2007 increased substantially from the same period in 2006. Much of the increase of $5,310,841 was due to non-cash charges related to the issuance of employee stock options, which totaled $4,237,748 for the six month period, and compared to zero for the prior year. The remaining increase was due to increased staffing costs of $491,444, contractual bonuses accrued but not paid of $400,000, investor relations costs of $98,858 and legal fees of $82,791.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of ($1,124,602) as compared to working capital of ($656,607) at December 31, 2006. During the six months ended June 30, 2007, net cash used in operations was $1,009,308 and consisted principally of a net loss of $6,374,548 and was offset by stock based compensation of $4,237,748 and stock based services of $186,044 and other non-cash charges (including interest) of $49,419. Accounts payable increased $334,998 from normal operations.

Our current cash on hand at June 30, 2007 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support our continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.  We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise the additional financing.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2006, we incurred a net pre tax loss of $1,552,839 and, for the fiscal year ended December 31, 2005, we incurred a net pre tax loss of $837,414. Our auditors for that period, Chang G. Park, CPA, Ph. D., issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2006 noting that while we had recently obtained additional financing, the sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933, as amended (the “Exchange Act”), as of June 30, 2007, the end of the period covered by this Quarterly Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurate preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's CEO and CFO concluded as of the Evaluation Date that the Company's disclosure controls and procedures were not effective.

In connection with the review of the Company's consolidated financial statements for the quarter ended June 30, 2007, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Chang Park, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of June 30, 2007:

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

During the fiscal year ended December 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. During the quarter ended June 30, 2007, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting will become effective.

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

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December, 2006 we became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from prior management, the IRS completed returns on our behalf, assessed interest and penalties for late filing, and began collection procedures for approximately $410,000 as of December 31, 2006. We believe that the IRS claims are in error, and we have begun discussions with the IRS to resolve the matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2007 we issued 200,000 shares of common stock to a firm for business development services. 100,000 of these shares are contingent upon achieving certain milestones. We incurred a Sales & Marketing expense of $26,000 related to this issuance. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On May 31, 2007 we issued 500,000 shares of common stock to Greg Suess as a result of a warrant exercise. We received $125,000 in return for this exercise. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 11, 2007 we issued 600,000 shares of common stock for legal services performed during the year. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 15, 2007 we issued 300,000 shares of common stock to American Capital Ventures, Inc. for investor relations services. We incurred a General & Administrative expense of $7,397 for the period, and increased the Deferred Compensation balance by $172,603. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 15, 2007 we issued 350,000 shares of common stock to American Capital Ventures, Inc. for investor relations services. We incurred a General & Administrative expense of $8,630 for the period, and increased the Deferred Compensation balance by $201,370. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 22, 2007 we issued 78,000 shares of common stock to William Burnsed to settle a claim. We incurred a General & Administrative expense of $42,900 related to the issuance. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On June 30, 2007 we issued 276,282 shares of common stock to Volker Anhausser to retire $40,000 in amounts due related to his services on our Board of Directors for the prior 12 months. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 12, 2007 for the purpose of electing members of our Board of Directors (the “Annual Meeting”).  The four persons nominated and re-elected to continue to serve as directors of the Company were Dana R. Waldman, Mark M. Laisure, Scott Fairburn and Volker Anhaeusser.  The only matter voted upon at the Annual Meeting was the election of directors.  The following is a tabulation of the number of votes cast for, as well as the number of abstentions and broker non-votes, with respect to, each nominee for office:

Nominee	Votes For	Abstentions	Broker Non-Votes
Dana R. Waldman	43,981,024 (99.96%)	18,360 (0.04%)	0 (0%)
Mark M. Laisure	43,953,544 (99.90%)	45,840 (0.10%)	0 (0%)
Scott Fairburn	43,981,024 (99.96%)	18,360 (0.04%)	0 (0%)
Volker Anhaeusser	43,981,024 (99.96%)	18,360 (0.04%)	0 (0%)

Item 5. Other Information

On July 5, 2007 we issued an unsecured promissory note for $150,000 and warrants to an unrelated party. The note accrues interest at 12% per annum commencing immediately from the date of issuance. The note is due six months from the date of issue or earlier if we receive financing of at least $1,000,000. The warrants are for the purchase 300,000 shares of our Common Stock at $0.40. The term of the warrants is 5 years.  The holder is entitled to incidental registration of the underlying shares of our common stock during the first year following the issue date or, if Rule 144 under the Securities Act is amended to allow a minimum holding period of six months, the first six months following the issue date.

On August 9, 2007 we issued a short term note for $600,000 secured by all company assets, and those of our subsidiaries. The note accrues interest at 18% per annum, and is due in thirty days from the issue date. In connection with the sale of the note, we paid $15,000 to the purchaser for legal fees. The note may be prepaid without penalty.

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

VOYANT INTERNATIONAL CORPORATION

Dated: August 14, 2007	/s/ Dana R. Waldman
Dana R. Waldman,
Chief Executive Officer