Form 10QSB
period 2007-09-30
Voyant International CORP
filed 2007-11-19
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of November 9, 2007 was 123,208,721 shares.

Transitional Small Business Disclosure Format (Check one):  YES [  ] NO  [ x ]

VOYANT INTERNATIONAL CORPORATION

FORM 10-QSB

INDEX

	PART I FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet at September 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006, and for the period from January 1, 2003 (Inception) to September 30, 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Month Period Ended September 30, 2007 and 2006, and for the period from January 1, 2003 (Inception) to September 30, 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	19

	PART II OTHER INFORMATION	17

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$139,593
Accounts receivable	1,780
Prepaid expenses and other current assets	21,208
Total Current Assets	162,581
Fixed Assets
Property & Equipment, net of accumulated depreciation of $1,710	16,865
Other Assets
Intangible assets, net of accumulated amortization of $59,471	942,384
Total Assets	$1,121,830
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$135,279
Accrued liabilities	61,171
Notes Payable - Officers (current portion)	818,380
Due to Related Party	10,000
Notes payable, net of discount of $59,494	498,673
Convertible debt, net of discount of $1,655	25,445
Settlements payable	300,000
Total Current Liabilities	1,848,948
Long-Term Liabilities:
Notes Payable - Officers	836,531
Total Liabilities	2,685,479
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 3,000 shares issued and outstanding	3
Common stock, $.001 par value; 200,000,000 shares authorized; 123,208,741 shares issued and outstanding	123,209
Additional paid in capital in excess of par value	31,220,060
Deferred compensation	(482,473)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(14,713,089)
Total stockholders’ deficit	(1,563,649)
Total Liabilities and Stockholders’ Deficit	$1,121,830

See accompanying notes to these unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006, and the period January 1, 2003 (Inception) to September 30, 2007

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		January 1, 2003 (Inception) to September 30,
	2007	2006	2007	2006	2007
Revenues	$7,420	$-	$22,780	$-	$22,780
Operating Expenses:
Research and development	519,643	85,379	1,372,903	180,005	1,979,579
Sales and marketing	421,569	50,903	1,001,775	95,216	1,204,466
General and administrative	1,616,763	283,690	6,543,497	615,396	9,902,699
Total operating expenses	2,557,975	419,972	8,918,175	890,617	13,086,744
Non-Operating Expenses:
Interest expense	146,396	30,041	175,304	102,227	1,106,842
Loss on Settlement of Debt	508,402		508,402		508,402
Other expense	-	169,554	-	169,554	249,669
Total non-operating expenses	654,798	199,595	683,706	271,781	1,864,913
Loss from Continuing Operations Before Income Taxes	(3,205,353)	(619,567)	(9,579,101)	(1,162,398)	(14,928,877)
Provision for Income Taxes	-	(235)	(800)	(235)	(6,635)
Loss from Continuing Operations	(3,205,353)	(619,802)	(9,579,901)	(1,162,633)	(14,935,512)
Discontinued Operations, net of tax:
Loss from operations, net of tax ($0)	-	-	-	-	(257,827)
Gain on disposal, net of tax ($0)	-	-	-	-	480,250
Gain from discontinued operations	-	-	-	-	222,423
Net Loss	$(3,205,353)	$(619,802)	$(9,579,901)	$(1,162,633)	$(14,713,089)
Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.01)	$(0.08)	$(0.02)
Weighted Average Common Shares – Basic and Diluted	121,413,126	95,418,943	117,830,989	70,070,160

See accompanying notes to these unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006 and the period January 1, 2003 (Inception) to September 30, 2007

(Unaudited)

	Nine Months Ended September 30,		January 1, 2003 (Inception) to
	2007	2006	September 30, 2007
Cash Flows from Operating Activities
Net Loss	$(9,579,901)	$(1,162,633)	$(14,713,089)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	1,033,405	853,869	2,445,105
Share based compensation	5,090,721	-	5,090,721
Depreciation	1,710	-	1,710
Loss on Settlement of Debt	508,402		508,402
Amortization of debt discount	141,388	88,059	1,017,927
Amortization of intangible assets	49,956	-	59,471
Gain from disposal of discontinued operations	-	-	(480,250)
Changes in operating assets and liabilities
Accounts receivable	(1,780)	-	(1,780)
Prepaid expenses and other current assets	24,386	(28,086)	2,487
Other assets	(21,139)		(21,139)
Accounts payable	274,241	(133,315)	451,220
Settlements payable	(20,954)	(73,456)	234,611
Notes payable - officers	(17,535)	-	582,465
Accrued liabilities	340,305	(15,783)	439,673
Other payables	460,263	21,281	475,000
Net cash used in operating activities	(1,716,532)	(450,064)	(3,907,466)
Cash Flows from Investing Activities
Acquisition of property and equipment	(18,575)		(18,575)
Acquisition of WAA	-	-	(150,000)
Net cash used in investing activities	(18,575)	-	(168,575)
Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	775,000	405,000	2,930,663
Repayment of notes payable and convertible debt	-	(7,500)	(36,500)
Proceeds from warrants exercised	440,000	-	440,000
Common stock issued for cash	600,000	-	600,000
Net cash provided by financing activities	1,815,000	397,500	3,934,163
Net increase (decrease) in cash and cash equivalents	79,893	(52,564)	(141,878)
Cash and Cash Equivalents, beginning of period	59,700	58,175	281,471
Cash and Cash Equivalents, end of period	$139,593	$5,611	$139,593

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-		$-	$3,600,000
Shares issued for acquisition of WAA	$-		$-	$501,855
Note issued for acquisition of WAA	$-		$-	$350,000
Shares issued to retire Notes Payable - Officers	$-		$100,000	$100,000
Shares issued to retire accounts payable and accrued expenses	$413,702		$-	$413,702
Shares issued in payment of notes payable	$280,000	$		$100,000

See accompanying notes to these unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

(Formerly Zeros & Ones, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 1 - Description of Business

Voyant International Corporation (“Voyant”) is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of September 30, 2007, we had one active direct subsidiary, Rocketstream Holding Company, and one inactive direct subsidiary, Zeros & Ones Technologies, Inc.

Effective April 30, 2007, we changed our name to Voyant International Corporation Our former name was Zeros & Ones, Inc.

Note 2 - Basis of Presentation

Critical Accounting Policies and Estimates - Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB filed on April 2, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of September 30, 2007 and the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and the cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on April 2, 2007.

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

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company has adopted SFAS No. 123R effective January 1, 2006 in accordance with the standard's early adoption provisions. Prior to December 31, 2006, the Company's Board of Directors had not approved the granting of any employee stock options. As such, the Company will follow the provisions of SFAS No. 123R on a prospective basis, and have recorded compensation expenses related to the granting of stock options to employees in 2007.

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

Note 4 - Property And Equipment

The cost of property and equipment at September 30, 2007 consisted of the following:

Office equipment	$18,575
Less accumulated depreciation	(1,710)
$16,865

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $1,272 and $0, respectively.

Note 5 - Intangible Assets

Intangible assets include intellectual property acquired as part of the acquisition of WAA assets during the year ended December 31, 2006, when we entered into an Assignment (the “Assignment”) with WAA, LLC (“WAA”), pursuant to which WAA assigned to us all of WAA's right, title, and interest in certain intellectual property, including but not limited to commercial wireless and other communications related patents and license rights, and various rights in connection therewith.

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the nine month periods ending September 30, 2007 and 2006 was $49,956 and $9,515. The intangible asset net of accumulated amortization as of September 30, 2007 is $942,384.

 The amortization of these intangible items over the next five years ending December 31 is as follows:

Year	Amount
2008	(66,973)
2009	(66,790)
2010	(66,790)
2011	(66,790)
2012	(66,790)

Note 6 - Debt

Convertible Notes

In January 2007, the company issued $25,000 of unsecured convertible notes (“Notes”) to an unrelated party. The Notes accrued interest at the rate of 12% per annum commencing immediately from the date of issuance. The Notes are due 1 year from the date of issuance. As of September 30, 2007 there were $25,445 of the Notes outstanding, including accrued and unpaid interest of $2,055 and net of unamortized discount of $1,665.

The Notes included 50,000 Note Warrants to purchase shares of our Common Stock at $0.25. As of September 30, 2007 none have been exercised. The Note Warrants have a 3 year term. The fair value of these warrants totaling $5,253 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 3 years; (2) volatility of 160%, (3) risk free interest of 4.810% and (4) dividend rate of 0%.

The fair value of the warrants was recorded as a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12 month life of the Notes. In accordance with EITF 00 27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, we determined that the Notes also had a beneficial conversion feature, which the Company recognized as interest expense immediately as the Notes were convertible upon issuance.

For the nine months ended September 30, 2007 we recorded $5,253 of warrants discount and $13,586 of beneficial conversion of which $17,184 was recorded as interest expense for the period.

For the nine months ended September 30, 2007, the interest expense was $2,055.

Promissory Notes

During the quarter ended September 30, 2007 we issued an unsecured promissory note for $150,000 and warrants to an unrelated party. The note accrues interest at 12% per annum commencing immediately from the date of issuance. The note is due six months from the date of issue or earlier if we receive financing of at least $1,000,000. As of September 30, 2007 there were $94,796 of the Notes outstanding, including accrued and unpaid interest of $4,290 and net of unamortized discount of $59,494.

The warrants are for the purchase 300,000 shares of our Common Stock at $0.40. The term of the warrants is 5 years. The fair value of these warrants totaling $113,698 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 169%, (3) risk free interest of 4.540% and (4) dividend rate of 0%.

For the nine months ended September 30, 2007 we recorded $113,698 of debt discount of which $54,204 was recorded as interest expense for the period. There is $59,494 discount remaining to be expensed over the term of the note.

For the nine months ended September 30, 2007, the interest expense was $4,290.

Secured Notes

During the quarter ended September 30, 2007 we issued a short term note to the Congregation Ahavas Tzedokah Vechesed, Inc. (the “Lender”) for $600,000 secured by all company assets, and those of our subsidiaries (the “Secured Note”). The Secured Note accrued interest at 18% per annum, and was due in thirty days from the issue date. In connection with the sale of the Secured Note, we paid $15,000 to the purchaser for legal fees. The Secured Note became due and payable during the quarter ended September 30, 2007 and we entered into a Partial Settlement Agreement and Release (“September Settlement Agreement”) with the Lender to partially resolve our obligations under the Secured Note.

Under the terms of the Settlement Agreement, the Lender agreed to reduce the total obligation under the Secured Note by a minimum of $180,000 in exchange for 1,000,000 shares of our common stock (“Settlement Shares”). The $180,000 reduction will first be applied to interest and the lenders attorneys’ fees, then to the Secured Note’s principal balance. In the event that the proceeds from the sale(s) of the Settlement Shares were greater than $180,000, the Note’s principal will be reduced by 75% of the total sales amount. The Settlement Agreement does not release any other obligation under the Note or related transaction documents. On September 26, 2007, the Court entered an order granting approval of the Settlement Agreement (“Order”) after holding a hearing as to the fairness of the terms and conditions of the Settlement Agreement. As of September 30, 2007 there were $403,887 of the Notes outstanding and $70,000 was recorded as loss on settlement of debt.

Subsequent to the quarter ended September 30, 2007 we entered into two additional Settlement Agreements with the Lender and issued a total of 1,750,000 additional shares of common stock to retire the obligation in full.

Note 7 - Other Liabilities

The other current liabilities comprise of the following as of September 30, 2007

Accrued operating expenses	$61,171
Settlements payable	300,000
Due to officers – wages	380,880
Due to officers – executive bonus	437,500
Due to related party – director	10,000
$1,189,551

Accrued operating expenses increased due to an additional $127,145 in accrued compensation payable for amounts due officers, and for accrued vacation. Settlements payable decreased due to scheduled payments per the terms of the settlement agreement with former CEO of the Company. Amounts due to officers represent compensation payable in accordance with the employment agreements described in Note 11.

Note 8 - Long term Liabilities and Related Party Transactions

Long term liabilities totaled $836,531 at September 30, 2007, and represent notes payable to officers. Two notes totaling $486,531 represent unreimbursed fees and expenses due officers of the Company. The liabilities are classified as long-term since the Company has received assurances from the officers that they will not seek reimbursements of the amounts due within the next twelve months. The remaining note in the principal amount of $350,000, bearing interest at a rate of 8% per annum, was issued as a result of the WAA, LLC transaction. As of September 30, 2007 this note has no accrued and unpaid interest.

Note 9 - Sale of Restricted Common Stock

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

On March 9, 2007 we entered into an agreement with the warrant holders whereby the warrant holders agreed to exercise a certain number of warrants immediately in return for our commitment to register the underlying common stock for sale with the SEC. We received a commitment from the warrant holders to exercise additional warrants so that we would receive a total of $1,000,000 upon notice of effectiveness of the registration statement from the SEC. As of November 9, 2007 the warrant holders had exercised 1,666,667 warrants and the Company had received $250,000 under this amended agreement.

Note 10 - Stockholders' Equity

Common Stock

On February 1, 2007 we issued 1,000,000 shares to Kenneth P. McKinnon as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise.

On February 13, 2007 we issued 5,333,333 shares of common stock to various accredited investors. We received $600,000 in return for these shares. (see Note 9, Sale of Restricted Common Stock”)

On March 13, 2007 we issued 1,666,667 shares to various holders as a result of a warrant exercise. We received $250,000 as a result of the exercise. (see Note 9, Sale of Restricted Common Stock”)

On March 19, 2007 we issued 1,000,000 shares to Anako Enterprise, Inc. (and designees) as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise.

On March 19, 2007 we issued 497,696 shares of common stock to IC Capital, LLC to retire $184,176 in amounts due. We recorded a loss on settlement of debt of $313,521.

On March 20, 2007 we issued 42,139 shares of common stock to Real Asset Management to retire $35,818 in amounts due.

On April 12, 2007 we issued 200,000 shares of common stock to a firm for business development services. 100,000 of these shares are contingent upon the achieving certain milestones. We incurred a Sales & Marketing expense of $52,000 related to this issuance. The balance of $156,000 is included in the Deferred Compensation

On May 31, 2007 we issued 500,000 shares of common stock to Greg Suess as a result of a warrant exercise. We received $125,000 in return for this exercise.

On June 11, 2007 we issued 600,000 shares of common stock for legal services performed during the year.

On June 15, 2007 we issued 300,000 shares of common stock to American Capital Ventures, Inc. for investor relations services. We incurred a General & Administrative expense of $52,397 for the period, and increased the Deferred Compensation balance by $127,603.

On June 15, 2007 we issued 350,000 shares of common stock for investor relations services. We incurred a General & Administrative expense of $61,130 for the period, and increased the Deferred Compensation balance by $148,870.

On June 22, 2007 we issued 78,000 shares of common stock to William Burnsed to settle a claim.

On June 30, 2007 we issued 276,282 shares of common stock to Volker Anhausser to retire $40,000 for services as a member of our Board of Directors.

On July 31, 2007 we issued 100,000 shares of common stock to James Fuchs as a result of a warrant exercise. We received $25,000 in return for this exercise.

On August 1, 2007 we issued 180,580 shares of common stock for legal services performed during the year. We incurred a General & Administrative expense of $69,523 related to these shares.

On August 31, 2007 we issued 26,065 shares of common stock to Glenn Weisberger for consulting services. We incurred a General & Administrative expense of $15,000 for the period.

On September 7, 2007 we issued 1,000,000 shares of common stock to Congregation Ahavas Tzedokah Vechesed, Inc. to retire a minimum of $180,000 in amounts due related to a Secured Note (see Note 6, Debt, Secured Notes).

On September 12, 2007 we issued 532,609 shares of common stock to William Walley as a result of a cashless warrant exercise. We received 217,391common shares in return for this exercise.

On September 26, 2007 we issued 526,010 shares of common stock for legal services performed during the year. We incurred a General & Administrative expense of $142,023 related to these shares.

As of September 30, 2007 we had 123,208,741 shares of Common Stock issued and outstanding.

Preferred Stock

We have 2,000,000 shares of Preferred Stock authorized, with a par value $0.001. As of September 30, 2007 we had 2,000 shares of Preferred Stock issued and outstanding and an agreement to issue an additional 1,000 shares to our Chief Executive Officer.

Note 11 – Employment Agreements

Employment Agreement with Dana R. Waldman, Chief Executive Officer and Secretary

Dana R. Waldman agreed to serve as our Chief Executive Officer and Secretary pursuant to an employment agreement defining the terms and conditions of his employment entered and executed February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $300,000. Mr. Waldman is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Compensation Committee or the Board of Directors. Mr. Waldman was also granted an additional bonus, the vesting and payment of which is subject to certain operating and financial milestones and events. Mr. Waldman remains a member of our Board of Directors.

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

Employment Agreement with Mark M. Laisure, Chairman of the Board

Mark M. Laisure, our Chairman of the Board, entered into an employment agreement defining the terms and conditions of his employment entered into on February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Laisure is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or our Compensation Committee.

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

Note 12 – Options & Warrants

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

The following table summarizes the options outstanding as of September 30, 2007:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	-	-	-
Granted	22,350,000	$0.42
Forfeited/Canceled	-
Outstanding, September 30, 2007	22,350,000	$0.42	-

Following is a summary of the status of options outstanding at September 30, 2007:

Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.31 - $0.40	13,500,000	9.26	$0.37	8,812,497	$0.37
$0.41 - $0.50	8,850,000	9.28	0.49	4,359,167	0.49
	22,350,000	9.27	$0.42	13,171,664	$0.41

As of September 30, 2007 we had issued 8,850,000 options to employees under the 2006 Plan. The options had a weighted average exercise price of $0.49. Compensation expense relating to employee stock options recognized for the three and nine months ended September 30, 2007 was $525,745 and $2,014,772 respectively. An additional 4,200,000 shares were committed during the quarter and subsequent to the end of the period were granted by the Board of Directors.

During the quarter ending September 30, 2007 we did not issue new options to employees outside of the 2006 Plan (see Note 11, Employment Agreements). For the period ending September 30, 2007 the outstanding balance remained 13,500,000. The options have a weighted average exercise price of $0.37, and have a term of 10 years. For the three and nine months ending September 30, 2007 we incurred non-cash expenses of $327,228 and $3,075,949 for these options, respectively.

Warrants

The following table summarizes the warrants outstanding as of September 30, 2007:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	15,798,239	$0.15	$ 1,384,019
Granted	18,420,000
Forfeited/Canceled/Exercised	(4,799,275)
Outstanding, September 30, 2007	29,418,964	$0.19	$ 2,781,721

All the above warrants are exercisable as of September 30, 2007

Note 13 - Commitments and Contingencies

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of November 9, 2007, other than as noted below.

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

Note 14 - Subsequent Events

Subsequent to the period ended September 30, 2007 we issued a short term note to J & N Invest, LLC (the “Lender”) for $150,000 secured by all company assets, and those of our subsidiaries (the “Secured Note”). The Secured Note accrues interest at 18% per annum, and is due in sixty days from the issue date. In connection with the sale of the Secured Note, we paid $3,000 to the purchaser for legal fees.

Subsequent to the period ended September 30, 2007 we issued additional notes for a total of $205,000 under terms similar to our Convertible Note program (see Note 6, Debt, Convertible Notes).

Note 15 - Going Concern

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

Our management estimates that the current funds available and on hand will not be adequate to fund operations throughout fiscal 2007. We anticipate that additional revenue from normal operations will occur in 2007, but those revenues will not have a material impact offsetting operating expenses during the year. We do not expect that we will achieve profit from normal operations in 2007, and we expect that additional capital will be required to support both on-going losses and the capital expenditures necessary to support anticipated revenue growth. Currently we have not arranged sources for, nor do we have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue normal operations during 2007.  Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Voyant’s other SEC filings, reports to stockholders and news releases. Such forward-looking statements, which reflect our current view of product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons. These risks and uncertainties include, but are not limited to lack of timely development of products and services; lack of market acceptance of products, services and technologies; inadequate capital; adverse government regulations; competition; breach of contract; inability to earn revenue or profits; dependence on key individuals; inability to obtain or protect intellectual property rights; inability to obtain listing for the company's securities; lower sales and higher operating costs than expected; technological obsolescence of the company's products; limited operating history and risks inherent in the company's markets and business. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they were made; we undertake no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Three-Month Period Ended September 30, 2007

We had revenues of $7,420 for the three months ended September 30, 2007, and none for the corresponding period ended September 30, 2006. Revenue was generated from the sale of annual licenses of our RocketStream product. Our expenses for the three months ended September 30, 2007 increased from the same period in 2006 as we increased our research and development efforts, sales and marketing efforts, and increased our staff. Our research and development expenses increased by $434,264 to $519,643 for the period ended September 30, 2007. The increase was due to non-cash expenses related to the issuance of stock options ($277,917), the use of outside services of $26,037, and increased wages of $129,884. Similarly, our sales and marketing expenses increased with additional staff and because of our sales efforts for the RocketStream product line. For the three months ended September 30, 2007, expenses of $421,569 were primarily related to non-cash expenses related to the issuance of stock options ($173,322), and costs for management. General and administrative costs were $1,616,763 for the period ended September 30, 2007, as compared to $283,690 for the same period in 2006. The largest portion of the increase is due to non-cash expenses related to the issuance of options to management, which totaled $401,734 for the period ended September 30, 2007, and to the accrued and unpaid special bonus to our CEO in the amount of $75,000 pursuant to his employment contract. We also expensed $462,000 related to the issuance of common stock for services that had previously been classified as Deferred Compensation. The remaining expenses of $695,332 are for wages and employment related costs of $228,232, legal fees of $138,297, and other operating costs of $328,803. Operating costs in 2006 were nominal due to our then focus on restarting the Company.

Nine-Month Period Ended September 30, 2007

We had revenues of $22,780 for the nine months ended September 30, 2007, and none for the corresponding period ended September 30, 2006. Revenue was generated from the sale of annual licenses of our RocketStream product. Our operating expenses for the nine months ended September 30, 2007 increased substantially from the same period in 2006. Much of the increase of $8,042,462 was due to non-cash charges related to the issuance of employee stock options, which totaled $5,090,721 for the nine month period, and compared to zero for the prior year. The remaining increase was due to increased staffing costs of $951,704, contractual bonuses accrued but not paid of $475,000, investor relations costs of $213,493 and legal fees of $304,279.

Liquidity and Capital Resources

At September 30, 2007, we had working capital of ($1,686,367) as compared to working capital of ($656,607) at December 31, 2006. During the nine months ended September 30, 2007, net cash used in operations was $1,716,532 and consisted principally of a net loss of $9,579,901 and was offset by stock based compensation of $5,090,721 and stock based services of $1,033,405 and other non-cash charges (including interest) of $193,054. Accounts payable increased $261,210 from normal operations.

Our current cash on hand at September 30, 2007 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support our continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.  We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise the additional financing.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its senior management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933, as amended (the “Exchange Act”), as of September 30, 2007, the end of the period covered by this Quarterly Report (the “Evaluation Date”). Among other things, the Company evaluated its accounting procedures and control processes related to its closing procedures for timely and accurate preparation of its financial statements. It also reviewed its processes with its outside auditors to ensure erroneous data is not contained in any filings. Based on this evaluation, the Company's CEO and CFO concluded as of the Evaluation Date that the Company's disclosure controls and procedures were not effective.

In connection with the review of the Company's consolidated financial statements for the quarter ended September 30, 2007, and in light of new, recently issued interpretative guidance in relation to the assessment of the operating effectiveness of internal controls, management and the Company's independent registered public accounting firm, Chang Park, identified certain "material weaknesses" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in its internal controls.

The Company identified the following material weaknesses as of September 30, 2007:

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

During the fiscal year ended December 31, 2005, the Company made certain changes in its internal controls and procedures over financial reporting. Following a comprehensive review, the Company concluded that the weaknesses it had found, as noted above, were a direct result of its being understaffed in its accounting area. The Company retained an outside consultant to support and extend the capabilities of its internal staff. The Company intends to prepare a comprehensive set of accounting procedures for use in connection with assuring the timely, complete and accurate recording of all its transactions and the preparation and filing of its required reports under the Exchange Act. The Company will continue to engage its outside consultant until its internal staff is adequate and has demonstrated an ability to fulfill all the aforementioned requirements. During the quarter ended September 30, 2007, the Company retained certain professional services firms to provide assistance and advice to management related to the Company's financial disclosures and processes. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting will become effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2007 we issued 100,000 shares of common stock to James Fuchs as a result of a warrant exercise. We received $25,000 in return for this exercise. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 1, 2007 we issued 180,580 shares of common stock for legal services performed during the year. We incurred a General & Administrative expense of $58,917 related to these shares. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On August 31, 2007 we issued 26,065 shares of common stock to Glenn Weisberger for consulting services. We incurred a General & Administrative expense of $15,000 for the period. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 7, 2007 we issued 1,000,000 shares of common stock to Congregation Ahavas Tzedokah Vechesed, Inc. to retire a minimum of $180,000 in amounts due related to a Secured Note (see Note 4, Debt, Secured Notes). We relied on Section 3(a)(10) of the Securities Act as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 12, 2007 we issued 532,609 shares of common stock to William Walley as a result of a cashless warrant exercise. We received 217,391common shares in return for this exercise. We relied on Section 3(a)(9) of the Securities Act as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On September 26, 2007 we issued 526,010 shares of common stock for legal services performed during the year. We incurred a General & Administrative expense of $115,415 related to these shares. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On November 19, 2007 we issued a short term note for $150,000 to J & N Invest, LLC.(the “Lender”) secured by all company assets, and those of our subsidiaries pursuant to a security agreement, an intercreditor agreement, and a guaranty. The note accrues interest at 18% per annum, and is due in sixty days from the issue date. In connection with the sale of the note, we paid $3,000 to the purchaser for legal fees. The note may be prepaid without penalty. The amounts due under the note can be accelerated by the Lender upon the occurrence of the following events of default: any default in the payment of any amounts due under the note; the breach of any covenant in the note (after certain applicable cure periods); any default under the security agreement, the intercreditor agreement or the gauaranty; any representation or warranty made in the note, the other transaction documents, any written statement pursuant thereto or any other report, financial statement or certificate made or delivered to the Lender was untrue or incorrect in any material respect as of the date when made; we or any of our active subsidiaries is subject to a bankruptcy event; we or any of our active subsidiaries default on any obligations under any credit arrangement for more than $50,000 and the default results in acceleration of that debt; any judgment or similar final process shall be entered or filed against us or an active subsidiary for more than $50,000, and such judgment or similar final process shall remain unvacated, unbonded or unstayed for a period of 20 calendar days; or any default under the documents governing our loan from WAA, LLC.

On various dates subsequent to the period ended September 30, 2007 we issued additional notes for a total of $205,000 under terms similar to our Convertible Note program. The notes accrue interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The notes are generally 1 year in length. The principal balance of the notes and any accrued and unpaid interest was convertible into shares of restricted common stock. The decision to convert to restricted common stock was at the sole election of the note holder, and the conversion price is calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price per share calculated from the closing price of our stock on the date on the note. The discounts ranged from 25 to 35% of the average closing price. The notes included warrants to purchase shares of our common stock at various prices. Each note holder received two (2) warrants for each dollar of their original investment. The term of the warrants ranges from 2 to 6 years.

ITEM 6.  EXHIBITS

10.1

Senior Secured Note, dated August 9, 2007, by Voyant International Corporation

10.2

Guaranty, dated August 9, 2007 by RocketStream Holding Corporation and RocketStream, Inc.

10.3

Security Agreement dated August 9, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and Congregation Ahavas Tzedokah Vechesed, Inc.

10.4

Intercreditor Agreement dated August 9, 2007, between WAA, LLC and Congregation Ahavas Tzedokah Vechesed, Inc.

10.5

Intercreditor Agreement dated November 16, 2007, between WAA, LLC and J & N Invest, LLC

10.6

Security Agreement dated November 16, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and J & N Invest, LLC

10.7

Partial Settlement Agreement and Release dated September 7, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc.

10.8

Partial Settlement Agreement and Release dated October 8, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc.

10.9

Final Settlement Agreement and Release dated October 26, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc.

10.10

Senior Secured Note, dated November 16, 2007, by Voyant International Corporation

10.11

Guaranty, dated November 16, 2007by RocketStream Holding Corporation and RocketStream, Inc.

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

VOYANT INTERNATIONAL CORPORATION

Dated: November 19, 2007	By: /s/ Dana R. Waldman
Dana R. Waldman,
Chief Executive Officer