Form 10KSB
period 2007-12-31
Voyant International CORP
filed 2008-04-08
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

VOYANT INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

———————

Nevada	33-26531-LA	88-0241079
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Zeros & Ones, Inc.

(Former Name or Former Address, if changed since last report)

(800) 710-6637

 (Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer's revenues for the most recent fiscal year: $26,035.00.

The aggregate market value of common stock of the Company, par value $0.001 per share (“Common Stock”), held by non-affiliates of the registrant as of March 21, 2008 was $9,614,222.

There were 132,434,689 shares of Common Stock issued and outstanding as of March 21, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I.

This Annual Report on Form 10-KSB contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Voyant International Corporation (“We”, “Voyant” or the “Company”) operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimated”, “predicts”, “potential”, “continue” or the negative of such terms or other comparable terminology. You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-KSB. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-KSB could cause our actual results to differ significantly from those contained in any forward-looking statements.  Among those risks are market acceptance of our products, including by our beta testers of our commercial products, competition, our ability to acquire, license or develop additional technologies or content, our ability to successfully develop and market products and services that we plan, including our physical-layer communications technologies and future versions of our RocketStream products, our ability to reach agreements for transaction for which we are engaged in negotiations and consummate those transactions, our ability to accurately identify shortcomings in the evolution of the media and entertainment industries, our ability to raise sufficient capital and our ability to protect our intellectual property. We cannot provide assurances regarding our ability to meet any sales targets, as they may be affected by many factors not within our control, including acceptance of our products by customers, competition, technological advances by others, and general economic and political issues. Further, all of the potentially adverse factors that can affect a business in our line are more likely to affect a new company than an established enterprise.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB to conform forward-looking statements to actual results.

ITEM 1.

DESCRIPTION OF BUSINESS

History of Voyant International Corporation

Voyant is a holding company focused on identifying and developing business opportunities at the intersection of media content and technology. In the process, we intend to pursue various media-based technologies, media assets, and strategic partnerships in order to deliver compelling, next-generation commercial and/or consumer solutions. In July, 1999, we, along with several other companies with technologies, products, and services focused on digital convergence, all merged with Commercial Labor Management, Inc., a publicly traded company. This entity became our predecessor. Immediately following that transaction, Commercial Labor Management, Inc. changed its name to “Zeros & Ones, Inc.” Under the merger the entities were combined into one company and were accounted for in a manner similar to a pooling of interests.

In December, 2005, Mark Laisure assumed control of the Company after originally joining in May, 2003. Mark Laisure currently holds the title of Executive Chairman. In November 2006 we added Dana Waldman to our Board of Directors, and in January 2007 named him our CEO. In April, 2007 we changed our name to Voyant International Corporation.

 Summary of the Year End December 31, 2007

2007 was a year of significant change for our Company. During 2006 and into early 2007 we were able to bring up to date the compliance and reporting processes of the Company, have our Common Stock quoted on the Over the Counter Bulletin Board again; and then 2007 was an introductory year in our new journey together.

As part of that journey, we re-launched ourselves and created a new vision. Voyant is a media and technology holding company. We combine digital technologies and new media properties in novel ways to unlock large market opportunities.

The first step in our re-invention was to bring in an entire management team to help us execute. As part of this initiative, Dana Waldman came in as our Chief Executive Officer and Mark Laisure became our Executive Chairman. Together they bring over 30 years of experience in building businesses from the ground up. They have worked together off and on for over 10 years. Together they also filled out the management with a great team of business executives with successful track records.

One of the distinctive competencies of the Company and the management team is our ability to take various pieces of technology, see ways to repurpose, integrate, combine, and enhance them so as to then unlock large high growth markets. During 2007, we sought to apply this competence first and foremost to the various assets we already had in house; specifically, the assets acquired through the Rocketstream Holding Corporation (“RHC”) transaction in May 2006 (which provided the technology for the RocketStream suite of products), and the assets acquired from WAA, LLC in November 2006 (“WAA”) (see Item 7, Financial Statements, Note 3, Acquisitions and Purchases, Purchase of WAA Assets).

The first demonstration of our competence is one of our most significant accomplishments from 2007 which was to develop the RocketStream technology into a product suite. We took the technology we had acquired from RHC and we realized that the technology has great potential in content delivery applications around the web. We repurposed the technology into a middleware product initially targeted at the Enterprise market for businesses. During 2007, we created a full product family from server to clients from small business applications to large enterprise applications, from Windows to Macintosh and coming soon, Linux. In addition, we established a network of Value Added Resellers or VAR’s. These VAR’s give us a global presence to market our software products. While we have not yet established large revenue from this business, we believe that the key to success here is to work with customers directly on tailored solutions to the IT applications. We expect to see progress in this business during 2008.

Next, we turned our attention to the assets acquired through the WAA asset acquisition. These assets include various intellectual property and designs that are beyond state of the art in the areas of high speed RF and optical technologies. We have only now begun to tap into the potential these assets can bring to Voyant.

Our first application of these assets is to the Aviation sector providing the enabling technology for broadband internet service on commercial airlines. This market fits our selection criteria in that it is large and high growth. Our technology when properly repurposed and enhanced gives us a technical and financial discriminator. During 2007, we established that vision, achieved the right personnel and partners to begin entry into this market. While it remains a highly competitive market, we believe our value proposition is sound and that we will create shareholder value from this business. Amongst the key accomplishments was attracting top management, and also our recent announcement (subsequent to the year ended December 31, 2007) about a technology partnership with Harris Corp. We expect 2008 to be the year where we really start to make progress in this business.

We also launched our Voyant Productions line of business. This area is led by Mark Laisure, and is focused on ways to monetize media content and leverage our technology. As our technology and products mature, this area will become more and more critical to our success.

We are an unusual company. We are essentially a pre-revenue start-up company that happens to find itself already public. This is a challenge. During 2007, we experienced this challenge in terms of our funding capability and in terms of our Company’s value. With these challenges, we were still able to secure enough funding to support our essential operations, and set the stage for growth. Our recent Bridge Loan with MapleRidge (see Item 7, Financial Statements, Note 14, Subsequent Events) took longer to complete than we originally anticipated, but should give us the runway we need, although we expect that we will need additional financing (see Item 6, Management Discussion and Analysis, Going Concern and Liquidity and Capital Resources.).

2007 was a year of firsts for us and a year of rebirth. We have much to do and many challenges ahead. When we look at 2007, we are reminded of and inspired by a quote from Winston Churchill. 2007 is not the beginning of the end. 2007 is the end of the beginning.

Competitive Business Environment

Competition within the technology and data transmission industry is highly competitive and we expect this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customer demands for newer and better products. Our competitors could develop products and technologies that could render our products and technologies obsolete. Many of our competitors have greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and greater brand name recognition. As a result, these competitors may be in a better position than us to respond quickly to, or significantly influence, rapid technological change and consumer demand.

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

3.

Requirements for substantial marketing investment.  While startup capital requirements for technology companies can be small, companies with easy access to large amounts of capital or with established brands may find it easier to exploit markets than other entrants..

4.	Significant price competition. Direct distribution of competing products, particularly over the Internet, may cause prices and margins to decrease in traditional sales channels.

5.

Consolidations and mergers. Technology companies and their individual products have a high rate of mergers, product line sales, and other transfers and consolidations; consequently, there is a tendency to have a higher concentration of able competitors within the industry.

In addition to the foregoing, a slowdown affecting the general growth in demand for data transmission and related products and services could harm our plan of operations and prospects for achieving profitability. The markets for our potential products and services depend upon economic conditions that affect the broader computer technology and related markets. Downturns in any of these markets may cause end-users to delay or cancel orders for such products and services.

Patents, Proprietary Technology and Other Intellectual Property

As we develop or acquire new assets that could have commercial value and would be protected under current or future patent laws, we will then rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, we seek to avoid disclosure of any trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with us. We also relies on unpatented proprietary know-how in developing our products and services, and employ various methods, including confidentiality agreements with our employees, consultants and others, to protect our trade secrets and know-how.

Irrespective of the foregoing, we cannot be sure that these methods of protecting our proprietary technology, information and know-how will afford complete protection. Patents may not be enforceable or provide us with meaningful protection from our competitors. If a competitor were to infringe on our patents, the costs of enforcing our patent rights might be substantial or even prohibitive. Likewise, we cannot be sure that others will not independently develop any trade secrets and know-how or obtain access to them.

Governmental Regulation

Voyant currently believes that any acquired assets in the intended entertainment or technology fields will not be subject to approval from the United States government, with the exception of export restrictions to certain countries. Any acquired business operations in such industries will likely not fall under federal, state, or local environmental regulations.

Research and Product Development

Voyant’s research and development expenses totaled $1,987,333 in 2007, compared to $231,613 in 2006. The actual cash spending was $727,184. See Item 6, Management’s Discussion and Analyis, Results of Operations, for further details. The majority of our development costs were focused on meeting our technical plan, which calls for further developments and enhancements of software to enable us to cater to a wider audience of users and thereby remain competitive.

Sales and Marketing

Voyant’s sales and marketing expenses totaled $1,492,684 in 2007, compared to $102,450 in 2006. The actual cash spending was $703,184. See Item 6, Management’s Discussion and Analyis, Results of Operations, for further details. The majority of our sales and marketing costs were focused on personnel expenses directly related to our sales efforts and the marketing of our brands.

Employees

As of March 21, 2008, we had 10 full-time employees, 2 of which perform general management, 2 of which perform technical management functions, 2 of which performs marketing and sales functions, 3 of which perform development functions, and 1 of which performs administrative and financial functions. All of our employees are headquartered in California. None of our employees are represented by a labor union, and we consider our employee relations to be good. We have also entered into consulting agreements to obtain counsel and services relating to marketing, media relations and financing services.

ITEM 2.

DESCRIPTION OF PROPERTY

As of March 21, 2008 we located our executive offices at 530 Lytton Avenue, 2nd Floor, Palo Alto, California. We lease this facility on a month-to-month basis.

ITEM 3.

LEGAL PROCEEDINGS

The Company is aware of pending claims filed subsequent to the period ending December 31, 2007. See Item 7, Financial Statements, Note 13, Commitments and Contingencies.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low closing sales prices of the Common Stock for 2006 and 2007 as reported by Yahoo! Finance. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2006	High	Low	2007	High	Low
First Quarter	$0.13	$0.06	First Quarter	$1.63	$0.16
Second Quarter	$0.23	$0.10	Second Quarter	$1.24	$0.47
Third Quarter	$0.15	$0.06	Third Quarter	$0.85	$0.25
Fourth Quarter	$0.19	$0.06	Fourth Quarter	$0.39	$0.13

The market price of our Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of our Common Stock on December 31, 2007 was $0.17 and the closing price on March 21, 2008 was $0.09. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcements of Voyant’s financial results and business developments may also have a significant impact on the market price of our Common Stock.

Common Stock Holders

As of December 31, 2007, there were approximately 470 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock. The declaration and payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

Unreported Sales of Equity Securities

Here is a summary of our unregisterd equity securities sales during the year ended December 31, 2007 not previously reported on Form 10-QSB or Form 8-K.  Additional details of such sales are below at Item 7, Financial Statements, Note 6, Debt, Convertible Notes and Note 10, Stockholders’ Equity.

We issued 170,767 shares of common stock as a result of cashless warrant exercises. We received warrants exercisable for 266,738 common shares in return for this exercise. We relied on Section 3(a)(9) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

We issued 791,667 shares of common stock pursuant to the conversion of $125,000 of Convertible Notes, at the request of the noteholders. We relied on Section 3(a)(9) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

We issued 885,859 shares for consulting services for which we incurred a Research & Development expense of $1,500, Sales & Marketing expenses of $16,348, and General & Administrative expenses of $132,547. We relied on Section 4(2) of the Securities Act, promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

We issued convertible notes with an aggregate principal amount of $215,000 and warrants to purchase 430,000 shares of our common stock to individual investors. We relied on Section 4(2) of the Securities Act, promulgated thereunder, as providing an exemption from registering the sale of these securities under the Securities Act.

Equity Compensation Plan

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

During the years ended December 31, 2007 and 2006, we approved the granting of 13,120,000 and 1,790,000 options, respectively, to certain employees and consultants for services under the Plan. For further information on the Company's equity compensation plan see Item 7, Financial Statements under Note 11, Stock Options.

Equity compensation plans are summarized in the table below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	$0.42	NONE
Equity compensation plans not approved by security holders	NONE	N/A	NONE
Total	10,000,000	$0.42	NONE

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, and in particular this Item 6, “Management's Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or future performance. These future events and future performance involve certain risks and uncertainties, which are described in this Annual Report on Form 10-KSB under Part 1, Item 1, “Description of Business” and under this Item.  Actual events or actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Plan of Operations

Voyant is a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The technology and entertainment industries are two of the wealthiest and most dynamic industries in the world, yet they employ very different approaches to business.  Due to our expertise in both of these areas, we believe that there are significant business opportunities for us at the intersection of these two ecosystems and that we are well positioned to exploit these opportunities.

Voyant’s business model as a holding company combines aspects of a venture capital firm, a hedge fund, and an operating company, all in the unique context of a publicly-traded vehicle. We intend to pursue several business lines in our chosen field at the intersection of media and technology by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding (a) content creation and aggregation, (b) content distribution, (c) content processing, and/or (d) content visualization and experience.  We intend to employ a mix of business models for these business lines, including, but not limited to, acquisitions, joint ventures, investments, partnerships, and organic development.

Going Concern

Voyant is subject to the risks and uncertainties associated with a new business, has no established source of significant revenue, and has incurred significant losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. Since re-entering the Development Stage we have not been profitable and have sustained substantial net losses from operations. There can be no assurance that we will generate positive operating income from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our management estimates that the current funds available and on hand will not be adequate to fund operations throughout fiscal 2008. Subsequent to December 31, 2007 we completed a $2,000,000 bridge loan (see Note 14, Subsequent Events, Entry into a $2,000,000 Bridge Loan with MapleRidge). We anticipate that additional revenue from normal operations will occur in 2008, and those revenues could have a material impact offsetting operating expenses during the year. However, we do not expect that we will achieve profit from normal operations in 2008, and we expect that additional capital will be required to support both on-going losses and the capital expenditures necessary to support anticipated revenue growth. Currently we have not arranged sources for, nor do we have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue normal operations during 2008.  Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Results of Operations

Twelve months ended December 31, 2007 and 2006

Voyant had $26,035 in revenue for the twelve months ended December 31, 2007, all of which was from the sale of our RocketStream products, compared with $0 for the corresponding period ended December 31, 2006. Our spending for the twelve months ended December 31, 2007 increased from the same period in 2006 as we raised additional financial resources to support our product development and sales and marketing efforts. Our total net loss of $12,483,979 and our actual cash loss was $2,287,819. The loss was due in part to large, non-cash charge of $5,975,039 related to issuing stock options to our officers and employees. These costs were calculated using the Black Scholes method to value stock options issued to employees. In addition, we accrued a total of $455,809 in wages for our officers and employees, and accrued a guaranteed bonus of $500,000 to our CEO. In December 2007 we converted some of these deferred amounts ($518,243) to Series B Convertible Preferred Stock. We also issued shares and options to others in return for services, which totaled $1,875,281 during the year ended December 31, 2007. We also incurred a non-cash loss of $883,335 on the use of common stock to pay for services, and incurred a non-cash charge of $435,075 on the amortization of debt discount related to the issuance of debt instruments. Last, we had depreciation and amortization expense of $71,621. The total non-cash charges were $10,196,160, or 82% of our net loss.

The detail of our spending is as follows:

•

Research and development spending increased to $1,987,333 in 2007 from $231,613 in 2006, actual cash spending was $727,184. The difference in reported and actual spending is due to non-cash charges associated with the issuance of stock options, which totaled $1,115,984, or 56% of the total expense. Also during the year we experienced increased wages and fees paid to consultants ($535,586), however $128,626 of those wages were accrued as discussed above. Last we incurred professional services of $52,539 related to the development of RocketStream and the Airline Broadband businesses, $15,539 of that was non-cash as well.

•

Our sales and marketing expenses increased to $1,492,684 in 2007 from $102,450 in 2006, the actual cash spending was $703,184. The difference from reported and actual cash spending is due to non-cash charges associated with the issuance of stock options, which totaled $695,751 or 47% of the total expense. Also during the year we experienced increased wages and fees paid to consultants ($510,204), however $93,749 of those wages were accrued as discussed above. Last, we incurred advertising costs of $56,684 related to on-line advertising for our RocketStream products.

•

In 2007 our total general and administrative expenses was $7,654,419, however actual cash spending was $1,479,166. Expenses were comprised of costs associated with the issuance of stock options of $4,192,562, accrued executive bonuses of $500,000 (accrued and $300,000 converted to Series B Convertible Preferred Stock as noted above), and wages of $770,947 (of which $225,101 were accrued as noted above). In addition, we incurred investor relations costs of $277,338 ($97,500 of which were non-cash) and legal services of $576,910 (of which $468,851 was paid in common stock). Other costs that were paid completely in non-cash consideration were consulting fees of $585,840, directors fees of $62,499, settlements of $42,900.

•

Total interest expense of $490,643 included $212,569 of beneficial conversion expense related to the Notes, and $152,503 related to the Warrants issued in conjunction with the issuance of notes. Actual cash interest costs were $27,349. Other expense of $883,335 was for the recognition of a gain or loss on the settlement of debt using equity instruments, which is based on the market value of the shares on the day issued, versus the negotiated amount for the services rendered.

Liquidity and Capital Resources

Following the fiscal year ended December 31, 2007, we were successful in closing additional funds as described under the Convertible Notes and through a Bridge loan (see “Item 6, Management's Discussion and Analysis or Plan of Operation, under the caption “Events Subsequent to Fiscal Year Ended December 31, 2007” below). We are considering additional sales of debt instruments and unregistered common stock during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.

At December 31, 2007, we had working capital of ($1,655,313) as compared to working capital of ($656,607) at December 31, 2006. The decrease was due to increased accrued wages of $237,566 (net of amounts converted to Series B Convertible Preferred Stock), a guaranteed bonus due to our CEO of $200,000 (net of amounts converted to Series B Convertible Preferred Stock) and benefits to management and employees ($79,559). We also had an increase in notes payable of $512,714. During the twelve months ended December 31, 2007, our net cash used in operations was $2,352,569 and consisted principally of a net loss of $12,483,979 which was offset by stock-based compensation and services of $5,975,039 and shares and options issued for services of $1,875,221. Cash flows were also affected by the sale of notes and convertible debt for $1,345,000, the sale of common stock for $600,000 and exercise of warrants for $440,000.

Our current cash on hand at December 31, 2007, would not be adequate to fund our operations for more than a short period if we continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity-based fund raising.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2007, we incurred a net pre-tax loss of $12,482,379 and, for the fiscal year ended December 31, 2006, we incurred a net pre-tax loss of $1,552,839. Our auditors, Kabani & Company, Inc., Certified Public Accountants, issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2007 noting that while we have recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	13

Consolidated Balance Sheet – As of December 31, 2007	15

Consolidated Statements of Operations – For the Years Ended December 31, 2007 and 2006, and the period from January 1, 2003 (Inception) to December 31, 2007	16

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2007 and 2006, and the period from January 1, 2003 (Inception) to December 31, 2007	17

Consolidated Statements of changes in Stockholders’ Equity (Deficit) – For the Period from January 1, 2003 (Inception) to December 31, 2007	18

Notes to the Consolidated Financial Statements	21

Report of Independent Registered Public Accounting Firm

 To the Board of Directors and Stockholders

Voyant International Corporation

(formally known as Zeros & Ones, Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flows of Voyant International Corporation (formally known as Zeros & Ones, Inc. and subsidiary) (A Development Stage “Company”) for the year ended at December 31, 2006, and for the period from January 1, 2003 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Voyant International Corporation (formally known as Zeros & Ones, Inc. and subsidiary) for the year ended at December 31, 2006, and for the period from January 1, 2003 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

April 4, 2008
San Diego, CA. 91910

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Voyant International Corporation

Palo Alto, California

We have audited the accompanying consolidated balance sheet of Voyant International Corporation and subsidiaries (formally Zeros & Ones, Inc.) as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyant International Corporation and subsidiaries (formally Zeros & Ones, Inc.)  as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations, has not generated significant revenue, and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Los Angeles, California
March 20, 2008

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2007

Assets
Current Assets
Cash and cash equivalents	$73,556
Accounts receivable	4,275
Prepaid expenses and other current assets	25,638
Total Current Assets	103,469

Property & Equipment, net of accumulated depreciation of $4,830	13,745

Intangible assets, net of accumulated amortization of $76,306	925,549
Total Assets	$1,042,763

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$188,257
Accrued liabilities	86,643
Due to Officers	589,081
Due to Related Party	20,000
Notes payable, net of discount of $2,178	310,024
Convertible debt, net of discount of $62,270	264,777
Settlements payable	300,000
Total Current Liabilities	1,758,782
Long-Term Liabilities:
Notes Payable - Officers	357,058
Total Liabilities	2,115,840
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 1,007,774 shares issued and outstanding; $1,004,774 preference upon liquidation	1,008
Common stock, $.001 par value; 200,000,000 shares authorized; 126,807,305 shares issued and outstanding	126,808
Additional paid in capital	34,436,606
Deferred compensation	(308,973)
Accumulated deficit - prior operations	(17,711,359)
Deficit accumulated in the development stage	(17,617,167)
Total stockholders’ deficit	(1,073,077)
Total Liabilities and Stockholders’ Deficit	$1,042,763

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006, and the period January 1, 2003 (Inception) to December 31, 2007

	Year Ended December 31,
	2007	2006	January 1, 2003 (Inception) to December 31, 2007
Revenues	$26,035	$-	$26,035
Cost of Sales	-	-	-
Gross Profit	26,035	-	26,035
Operating Expenses:
Research and development	1,987,333	231,613	2,594,009
Sales and marketing	1,492,684	102,450	1,695,375
General and administrative	7,654,419	900,633	11,016,021
Total operating expenses	11,134,436	1,234,696	15,305,405
Non-Operating Expenses:
Interest expense	490,643	148,589	1,422,181
Loss on settlement of debt	883,335	-	883,335
Other expense	-	169,554	249,669
Total non-operating expenses	1,373,978	318,143	2,555,185
Loss from Continuing Operations Before Income Taxes	(12,482,379)	(1,552,839)	(17,834,555)
Provision for Income Taxes	(1,600)	(1,035)	(5,035)
Loss from Continuing Operations	(12,483,979)	(1,553,874)	(17,839,590)
Discontinued Operations, net of tax:
Loss from operations, net of tax ($0)	-	-	(257,827)
Gain on disposal, net of tax ($0)	-	-	480,250
Gain from discontinued operations	-	-	222,423
Net Loss	$(12,483,979)	$(1,553,874)	$(17,617,167)
Net Loss Per Share – Basic and Diluted	$(0.10)	$(0.02)
Weighted Average Common Shares – Basic and Diluted	119,658,684	79,362,397

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006 and the period January 1, 2003 (Inception) to December 31, 2007

	Year Ended December 31,			January 1, 2003 (Inception) to December 31, 2007
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(12,483,979)		$(1,553,874)	$(17,617,167)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and warrants issued for services	1,942,597		909,231	3,286,981
Share based compensation	5,975,039		-	5,975,039
Depreciation	4,830		-	4,830
Loss on Settlement of Debt	883,335		-	883,335
Amortization of debt discount	435,075		125,227	1,311,614
Amortization of intangible assets	66,791		9,515	76,306
Gain from disposal of discontinued operations	-		-	(480,250)
Changes in operating assets and liabilities
Accounts receivable	(4,275)		-	(4,275)
Prepaid expenses and other current assets	(1,183)		(19,779)	(23,082)
Accounts payable	198,470		(162,620)	375,449
Settlements payable	(20,954)		(83,565)	234,611
Notes payable – officers	592,073		-	1,191,073
Accrued liabilities	54,349		(17,347)	221,033
Other payables	5,263		7,237	20,000
Net cash used in operating activities	(2,352,569)		(785,975)	(4,543,503)
Cash Flows from Investing Activities
Acquisition of property and equipment	(18,575)		-	(18,575)
Acquisition of WAA	-		(150,000)	(150,000)
Net cash used in investing activities	(18,575)		(150,000)	(168,575)
Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	1,345,000		955,000	3,500,663
Repayment of notes payable and convertible debt	-		(17,500)	(36,500)
Proceeds from warrants exercised	440,000		-	440,000
Common stock issued for cash	600,000		-	600,000
Net cash provided by financing activities	2,385,000		937,500	4,504,163
Net increase (decrease) in cash and cash equivalents	13,856		1,525	(207,915)
Cash and Cash Equivalents, beginning of period	59,700		58,175	281,471
Cash and Cash Equivalents, end of period	$73,556		$59,700	$73,556
Supplemental Disclosure for Cash Flow :-
Interest Paid	$27,349		$8,493	$35,842
Income Tax Paid	$1,600		$1,035	$2,635
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Rescission of JEG purchase	$-		$-	$3,600,000
Shares issued for acquisition of WAA	$-		$501,855	$501,855
Note issued for acquisition of WAA	$-		$350,000	$350,000
Shares issued to retire Notes Payable - Officers	$566,667		$100,000	$666,667
Shares issued to retire accounts payable and accrued expenses	$918,311		$-	$918,312
Shares issued in payment of notes payable	$892,500	$		$892,500
Shares issued in exchange for convertible note	$164,611		$-	$918,312

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

From January 1, 2003 (Inception) to December 31, 2007

					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit-Prior Operations	Deficit Accumulated in the Development Stage	Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2002	—	—	48,511,858	$48,512	$20,886,872	$—	$(17,711,359)	$—	$3,224,025
Shares retired in JEG disposition	—	—	(24,000,000)	(24,000)	(3,576,000)	—	—	—	(3,600,000)
Reconcile outstanding shares with transfer agent	—	—	1,069,231	1,069	(1,069)	—	—	—	—
Shares issued for services	—	—	335,000	335	44,215	—	—	—	44,550
Fair value of warrants issued with Convertible Notes	—	—	—	—	102,794	—	—	—	102,794
Beneficial Conversion Feature of Convertible Notes	—	—	—	—	260,795	—	—	—	260,795
Net Loss	—	—	—	—	—	—	—	(690,059)	(690,059)
Balance, December 31, 2003	—	—	25,916,089	25,916	17,717,607	—	(17,711,359)	(690,059)	(657,895)
Shares issued in exchange for Convertible Notes	—	—	634,916	635	99,365	—	—	—	100,000
Shares issued for services	—	—	600,000	600	81,000	—	—	—	81,600
Options issued for services	—	—			163,169	—	—	—	163,169
Exercise of warrants	—	—	650,000	650	(650)	—	—	—	—
Fair value of warrants issued with Convertible Notes	—	—	—	—	260,481	—	—	—	260,481
Beneficial Conversion Feature of Convertible Notes	—	—	—	—	97,972	—	—	—	97,972
Net Loss	—	—	—	—	—	—	—	(2,051,041)	(2,051,041)
Balance, December 31, 2004	—	—	27,801,005	27,801	18,418,944	—	(17,711,359)	(2,741,100)	(2,005,714)
Shares issued in exchange for Convertible Notes	—	—	6,335,960	6,336	928,482	—	—	—	934,818
Shares issued for services	—	—	7,297,870	7,298	817,702	—	—	—	825,000
Options issued for services	—	—	—	—	150	—	—	—	150
Fair value of warrants issued with Convertible Notes	—	—	—	—	8,005	—	—	—	8,005
Beneficial Conversion Feature of Convertible Notes	—	—	—	—	5,227	—	—	—	5,227
Deferred compensation	—	—	—	—	—	(612,000)	—	—	(612,000)
Net Loss	—	—	—	—	—	—	—	(838,214)	(838,214)
Balance, December 31, 2005	—	—	41,434,835	41,435	20,178,510	(612,000)	(17,711,359)	(3,579,314)	(1,682,728)

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

From January 1, 2003 (Inception) to December 31, 2007

					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit-Prior Operations	Deficit Accumulated in the Development Stage	Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2005	—	—	41,434,835	41,435	20,178,510	(612,000)	(17,711,359)	(3,579,314)	(1,682,728)
Shares issued in connection with acquisition of Rocket Stream Holdings	—	—	48,235,000	48,235	(45,679)	—	—	—	2,556
Warrants issued in connection with acquisition of WAA, LLC	—	—	—	—	501,855	—	—	—	501,855
Shares issued in exchange for Convertible Notes	—	—	10,737,477	10,737	1,068,662	—	—	—	1,079,399
Shares issued for services	—	—	7,415,576	7,416	731,505	—	—	—	738,921
Options issued for services	—	—			170,308	—	—	—	170,308
Shares issued to retire Notes Payable - Officers	—	—	1,176,471	1,176	98,824	—	—	—	100,000
Shares issued for compensation	2,000	2	—	—		—	—	—	2
Fair value of warrants issued with Convertible Notes	—	—	—	—	87,057	—	—	—	87,057
Beneficial Conversion Feature of Convertible Notes	—	—	—	—	38,170	—	—	—	38,170
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	(1,553,874)	(1,553,874)
Balance, December 31, 2006	2,000	2	108,999,359	108,999	22,829,212	(612,000)	(17,711,359)	(5,133,188)	(518,334)

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Zeros & Ones, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

From January 1, 2003 (Inception) to December 31, 2007

					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit-Prior Operations	Deficit Accumulated in the Development Stage	Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2006	2,000	2	108,999,359	108,999	22,829,212	(612,000)	(17,711,359)	(5,133,188)	(518,334)
Shares issued for cash	—	—	5,333,336	5,334	594,666	—	—	—	600,000
Warrants exercised	—	—	4,970,043	4,970	435,030	—	—	—	439,999
Shares issued in exchange for Convertible Notes	—	—	833,806	834	163,777	—	—	—	164,611
Shares issued for services	519,243	519	2,546,783	2,547	1,576,201	303,027	—	—	1,882,282
Warrants issued for services	—	—	—	—	60,303	—	—	—	60,303
Shares issued to retire Notes Payable - Officers	486,531	487	—	—	566,167	—	—	—	566,667
Shares issued to retire short-term notes payable	—	—	2,750,000	2,750	889,750	—	—	—	892,500
Shares issued to retire accounts payable and accrued expenses	—	—	1,373,978	1,374	916,938	—	—	—	918,312
Fair value of warrants issued with Convertible Notes	—	—	—	—	216,954	—	—	—	216,954
Beneficial Conversion Feature of Convertible Notes	—	—	—	—	212,569	—	—	—	212,569
Share based compensation	—	—	—	—	5,975,039	—	—	—	5,975,039
Net Loss	—	—	—	—	—	—	—	(12,483,979)	(12,483,979)
Balance, December 31, 2007	1,007,774	$1,008	126,807,305	$126,808	$34,436,606	$(308,973)	$(17,711,359)	$(17,617,167)	$(1,073,077)

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

(Formerly Zeros & Ones, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1 - Description of Business

Voyant International Corporation (“Voyant”, “the Company”, “we”, “our”, “us”) is a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and is incorporated in Nevada.

We are a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of December 31, 2007, we had one active wholly-owned direct subsidiary, Rocketstream Holding Company, and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock. We also have one active wholly-owned indirect subsidiary, RocketStream, Inc., which is wholly owned by RocketStream Holding Company.

Effective April 30, 2007, we changed our name to Voyant International Corporation Our former name was Zeros & Ones, Inc.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. For the last 5 fiscal years, the Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will generate positive revenues from its operating activities again, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2008. The Company anticipates that revenue from normal operations will occur in 2008, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether that it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2008.

Subsequent to December 31, 2007, the Company successfully completed a Bridge loan for $2,000,000 from MapleRidge, (see Note 14, Subsequent Events, MapleRidge Bridge Loan).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, Zeros & Ones Technologies, Inc., RocketStream, Inc. and Rocketstream Holding Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible Assets – Intangible assets include intellectual property acquired as part of the acquisition of WAA assets in 2006. Intangible assets are stated at cost. Amortization of intangible assets is computed using the revenue or straight-line method, whichever is greater, over an estimated useful life of 15 years. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years.

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

During the year ended December 31, 2006 the Company obtained Long-Lived Assets through its transaction with WAA. At December 31, 2007 the Company had performed an impairment test of its Long-Lived Assets and determined that no impairment should be recorded for its Long-Lived Assets.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 61,788,054 and 16,013,054 shares at December 31, 2007 and 2006, respectively.

Revenue Recognition – The Company recognizes revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

The Company recognizes revenue from sales through the Company's website upon shipment of the product.  The Company’s software products are licensed on a perpetual basis. Revenue from the sale of software licenses is recognized only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

Revenue from direct sale contracts of the Company’s products to commercial users is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured. Revenue from distributors is recognized when the product has been sold to third party customers.

Product Revenue: Product revenue, including sales to retailers, resellers and distributors (“channel partners”), is recognized when the above criteria are met. The Company reduces product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners.

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS No. 123R effective January 1, 2006 in accordance with the standard's early adoption provisions. Prior to December 31, 2006, the Company's Board of Directors had not approved the granting of any employee stock options. As such, the Company is following the provisions of SFAS No. 123R on a prospective basis, and has recorded compensation expenses related to the granting of stock options to employees in 2007.

Research and Development - Research and Development costs are charged to operations as incurred, and totaled $1,987,333 for 2007 and $231,613 for 2006. Some of the Company's products include infrastructure media delivery technology. See Item 6, Management Discussion and Analysis, Results of Operations, for a discussion of the non-cash charges included in these expenses. The costs to develop such technology have not been capitalized, as the Company is still determining the market requirements for its technology.

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

Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, “Accounting for Income Taxes,” wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when management cannot conclude their realization probable. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of an uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

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

In December 2007, the Financial Accounting Standards Board released SFAS 141R, “Business Combinations” that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” that is effective for annual periods beginning December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Acquisitions and Purchases

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

The Company accounted for the Assignment using the purchase method for the WAA assets. The Company recorded a total asset value of $1,001,855 which included the face value of the cash paid and note obligation, and the Black-Scholes valuation of the Warrants issued in connection with the transaction. The purchase price was allocated entirely to the intangible assets acquired. The Company believes the acquired assets have a useful life of 15 years, and incurred amortization expense of $66,791 and $9,515 during the years ended December 31, 2007 and 2006, respectively. In accordance with its policy on Long Lived Assets, the Company intends to periodically test the value of the WAA assets for impairment.

Note 4 - Property and Equipment

At December 31, 2007, property and equipment consist of:

Office equipment	$18,575
Less accumulated depreciation	(4,830)
$13,745

Depreciation expense for the years ended December 31, 2007 and 2006 was $4,830 and $0, respectively.

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

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the years ending December 31, 2007 and 2006 was $66,791 and $9,515, respectively. The intangible asset net of accumulated amortization as of December 31, 2007 is $925,549.

 The amortization of these intangible items over the next five years ending December 31 is as follows:

Year	Amount
2008	66,973
2009	66,790
2010	66,790
2011	66,790
2012	66,790

Note 6 - Debt

Convertible Notes

During 2007, the Company issued approximately $445,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrued interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes were due at various dates and were generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest can be convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock is at the sole election of the Note holder, and the conversion price will be calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price . The discounts ranged from 25 to 35% of the average closing price. As of December 31, 2007 there was $264,777 of Notes outstanding including $7,047 of accrued interest, and net of discount in the amount of $62,270.

The Notes included Note Warrants to purchase shares of the Company's Common Stock at various prices ranging from $0.11 to $0.30 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants ranges from 3 to 6 years. As of December 31, 2007 the Company has issued 915,000 Note Warrants in connection with the above Notes,, and none have been exercised.

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

For the year ended December 31, 2007, the Company recorded $216,954 of debt discount and $212,569 of beneficial conversion, of which $92,905 and $212,569, respectively was recorded as interest expense in 2007. For the year ended December 31, 2006, the Company recorded $87,057 of debt discount and $38,170 of beneficial conversion, and recorded related interest expense of $125,227 in 2006.

The holders of the Notes and Note Warrants have registration rights that require the Company to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should the Company file a registration statement with the Securities and Exchange Commission (“SEC”).

Promissory Notes

During the year ended December 31, 2007 the Company issued an unsecured promissory note for $150,000 and warrants to an unrelated party. The note accrues interest at 12% per annum commencing immediately from the date of issuance. The note is due six months from the date of issue. As of December 31, 2007 there was $156,649 of the note outstanding, including accrued and unpaid interest of $8,827 and net of unamortized discount of $2,181.

The warrants are for the purchase 300,000 shares of Common Stock at $0.40. The term of the warrants is 5 years. The fair value of these warrants totaling $113,698 was computed using the Black-Scholes model under the following assumptions:

(1) expected life of 5 years;

(2) volatility of 169%,

(3) risk free interest of 4.540% and

(4) dividend rate of 0%.

For the twelve months ended December 31, 2007 we recorded $113,698 of debt discount of which $111,517 was recorded as interest expense for the year. There is $2,181 discount remaining to be expensed over the term of the note. For the twelve months ended December 31, 2007, the interest expense was $8,827.

Subsequent to the year ended December 31, 2007 the Company has issued 500,000 shares of restricted common stock in partial settlement of this note.

Secured Notes

During the year ended December 31, 2007 the Company issued a short term note for $600,000 secured by all company assets, and those of its subsidiaries. The secured note accrued interest at 18% per annum, and was due in thirty days from the issue date. In connection with the sale of the Secured Note, the Company paid $15,000 to the purchaser for legal fees. The secured note became due and payable during the year ended December 31, 2007 the Company entered into a settlement agreement with the lender to resolve its obligations under the secured note, and issued a total of 2,750,000 shares of common stock to retire the obligation in full. The Company recognized a loss on settlement of debt of $278,623 in 2007.

During the year ended December 31, 2007 the Company issued a short term note for $150,000 to an unrelated party secured by all company assets, and those of its subsidiaries. The secured note accrued interest at 18% per annum, and was due in sixty days from the issue date. In connection with the sale of the Secured Note, the Company paid $3,000 to the purchaser for legal fees. The accrued and unpaid interest on this note is $3,375 as of December 31, 2007. Subsequent to the year ended December 31, 2007 the Company retired the note in full. The Company recorded $64,871 as loss on settlement during the year ended December 31, 2007.

As a result, as of December 31, 2007 a total Notes payable of $310,024 was outstanding net of discount of $2,178.

Note 7 - Settlement Payable

Settlement Payable of $300,000 is payable to the prior Chief Executive Officer of the Company. As per the settlement agreement, the Company will pay this amount upon raising at least $3million in gross proceeds of equity financing.

Note 8 - Related Party Transactions

Current

The related parties transactions can be summarized as below :

Due to officers – wages	348,879
Due to officers – expenses to be reimbursed	40,202
Due to officers – executive bonus	200,000
Due to related party – director	20,000
$609,081

All the above payables are interest free, unsecured and due on demand.

Long term

Long term liabilities totaled $357,058 at December 31, 2007, and represent a note in the principal amount of $350,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. The accrued and unpaid interest as of December 31, 2007 was $7,058.

Two notes totaling $486,531, representing unreimbursed fees and expenses due officers of the Company, were converted into 486,531 shares of Series B Convertible Preferred Stock. See Note 11, Stockholder’s Equity, Preferred Stock, Series B Convertible.

Note 9 - Sale of Restricted Common Stock

On February 13, 2007 we issued 5,333,336 shares of restricted common stock pursuant to a Stock Purchase Agreement. We received $600,000 in consideration for the sale, and issued 6,000,000 warrants in connection with the agreement priced at $0.15. The five year warrants are exercisable at the discretion of the holder and have no registration rights. We also issued 6,000,000 warrants in connection with the agreement priced at $0.20. The five year warrants are exercisable at the discretion of the holder and have no registration rights. We also issued 6,000,000 warrants in connection with the agreement priced at $0.25. The five year warrants are exercisable at the discretion of the holder and have no registration rights. During the year ended December 31, 2007 the holders exercised a total of 1,666,666 warrants for total proceeds of $250,000.

Note 10 - Stockholders' Equity

Common Stock

As of December 31, 2007 we had 200,000,000 shares of Common Stock authorized, with a par value $0.001. The following is a summary of our stock transactions for the year ended December 31, 2007.

On February 1, 2007 we issued 1,000,000 shares as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise.

On February 13, 2007 we issued 5,333,333 shares of common stock to various accredited investors. We received $600,000 in return for these shares. (see Note 9, Sale of Restricted Common Stock”)

On March 13, 2007 we issued 1,666,667 shares to various holders as a result of a warrant exercise. We received $250,000 as a result of the exercise. (see Note 9, Sale of Restricted Common Stock”)

On March 19, 2007 we issued 1,000,000 shares as a result of a warrant exercise. The warrant was originally issued October 31, 2002. We received $20,000 as a result of the exercise.

On March 19, 2007 we issued 497,696 shares of common stock to retire $184,176 in amounts due. We recorded a loss on settlement of debt of $313,521.

On March 20, 2007 we issued 42,139 shares of common stock to retire $35,818 in amounts due.

On April 12, 2007 we issued 200,000 shares of common stock to a firm for business development services. 100,000 of these shares are contingent upon the achieving certain milestones. We incurred a Sales & Marketing expense of $78,000 related to this issuance. The balance of $130,000 is included in the Deferred Compensation as of December 31, 2007.

On May 31, 2007 we issued 500,000 shares of common stock as a result of a warrant exercise. We received $125,000 in return for this exercise.

On June 11, 2007 we issued 600,000 shares of common stock for legal services performed during the year.

On April 12, 2007 we issued 200,000 shares of common stock to a firm for business development services. 100,000 of these shares are contingent upon the achieving certain milestones. We incurred a Sales & Marketing expense of $78,000 related to this issuance. The balance of $130,000 is included in the Deferred Compensation as of December 31, 2007.

On June 15, 2007 we issued 350,000 shares of common stock for investor relations services. We incurred a General & Administrative expense of $113,130 for the period The balance of $96,370 is included in the Deferred Compensation as of December 31, 2007.

On June 22, 2007 we issued 78,000 shares of common stock to settle a claim for services rendered. We incurred a General & Administrative expense of $42,900 for the period.

On June 30, 2007 we issued 276,282 shares of common stock to retire $40,000 to a member of our Board of Director for services.

On July 31, 2007 we issued 100,000 shares of common stock as a result of a warrant exercise. We received $25,000 in return for this exercise.

On August 1, 2007 we issued 180,580 shares of common stock for legal services performed during the year. We incurred a General & Administrative expense of $69,523 related to these shares.

On August 31, 2007 we issued 26,065 shares of common stock for consulting services. We incurred a Sales & Marketing expense of $15,000 for the period.

On September 7, 2007 we issued 1,000,000 shares of common stock to retire a minimum of $180,000 in amounts due related to a Secured Note (see Note 6, Debt, Secured Notes).

On September 12, 2007 we issued 532,609 shares of common stock as a result of a cashless warrant exercise. We received 217,391common shares in return for this exercise.

On September 26, 2007 we issued 526,010 shares of common stock for legal services performed during the year. We incurred a General & Administrative expense of $142,023 related to these shares.

On October 8, 2007 we issued 1,000,000 shares of common stock to retire a minimum of $180,000 in amounts due related to a Secured Note (see Note 6, Debt, Secured Notes).

On October 16, 2007 we issued 145,767 shares of common stock as a result of a cashless warrant exercise. We received 214,815 common shares in return for this exercise.

On October 26, 2007 we issued 750,000 shares of common stock in final settlement of amounts due related to a Secured Note (see Note 6, Debt, Secured Notes). In 2007, the Company recorded a total loss of $278,623 on settlement of this debt.

On November 10, 2007 we issued 125,000 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholder.

On November 30, 2007 we issued 666,667 shares of common stock pursuant to the conversion of $100,000 of Convertible Notes, at the request of the noteholder.

On December 10, 2007 we issued 10,000 shares of common stock for consulting services. We incurred a Research & Development expense of $1,500 for the period.

On December 10, 2007 we issued 25,000 shares as a result of a cashless warrant exercise. We received 51,923 common shares in return for this exercise.

On December 31, 2007 we issued 777,691 shares of common stock for legal services performed during the year. We incurred a General & Administrative expense of $132,207 related to these shares.

On December 31, 2007 we issued 16,667 shares for consulting services. We incurred a Sales & Marketing expense of $2,833 for the period.

On December 31, 2007 we issued 17,705 shares for consulting services. We incurred a Sales & Marketing expense of $3,010 for the period.

On December 31, 2007 we issued 61,796 shares for consulting services. We incurred a Sales & Marketing expense of $10,505 for the period.

On December 31, 2007 we issued 2,000 shares for consulting services. We incurred a General & Administrative expense of $340 for the period.

Preferred Stock

We have a total of 2,000,000 shares of Preferred Stock authorized. The issued and outstanding shares total 1,007,774 and are detailed as follows:

Series A Preferred Stock

As of December 31, 2007, we had 2,000 shares of Series A Convertible Preferred Stock authorized, with a par value $0.001. As of December 31, 2007 we had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding and an agreement to issue an additional 1,000 shares to our Chief Executive Officer.  Subsequent to the year ended December 31, 2007 we amended our Certificate of Designation of Series A Preferred Stock with the Secretary of State of Nevada to designate 3,000 shares of our preferred stock as Series A Convertible Preferred Stock and issued the remaining 1,000 to our Chief Executive Officer.

Series B Convertible Preferred Stock

As of December 31, 2007, we had 1,500,000 shares of Series B Convertible Preferred Stock authorized, with a par value $0.001. As of December 31, 2007 we had 1,003,774 shares of Series B Convertible Preferred Stock issued and outstanding.

The holders of the Series B Convertible Preferred have certain conversion rights into shares of the common stock of the Company, par value $0.001 per share.  Upon written notice to Voyant of election of conversion or upon the death of a holder or Series B Preferred, each share of Series B Preferred shall automatically convert into a number of shares of Common Stock with an aggregate conversion price (the “Conversion Price”) equal to $1.00.  The Conversion Price of the Common Stock is the lesser of (a) $.15 or (b) the greater of (A) $.08, as proportionately adjusted for any subdivision (by stock split, recapitalization, or otherwise) of the outstanding Common Stock into a greater number of shares, combination (by reverse stock split or otherwise) of the outstanding Common Stock into a smaller number of shares, or distributions or dividends on the Common Stock in shares of Common Stock or (B) the product of (i) the Volume Weighted Average Price of Common Stock for the ninety (90) calendar days preceding such date (as adjusted for any subdivision (by stock split, recapitalization, or otherwise) of the outstanding Common Stock into a greater number of shares, combination (by reverse stock split or otherwise) of the outstanding Common Stock into a smaller number of shares, or distributions or dividends on the Common Stock in shares of Common Stock occurring during such 90 day period) multiplied by (ii) 0.98 raised to a power equal to the number of calendar quarters or portion thereof since November 26, 2007.

Note 11 – Options & Warrants

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

The following table summarizes the options outstanding as of December 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	-	-	-
Granted	26,550,000	$0.40
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2007	26,550,000	$0.40	-

Following is a summary of the status of options outstanding at December 31, 2007:

Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.21 - $0.30	4,200,000	9.71	$0.28	114,986	$0.28
$0.31 - $0.40	13,500,000	9.01	$0.37	9,062,497	$0.37
$0.41 - $0.50	8,850,000	9.03	$0.49	4,596,667	$0.49
	26,550,000	9.13	$0.40	13,774,150	$0.41

As of December 31, 2007 we had issued 13,050,000 options to employees under the 2006 Plan. The options had a weighted average exercise price of $0.42. Also, we issued 13,500,000 options to employees outside of the 2006 Plan (see Note 13, Employment Agreements). The options have a weighted average exercise price of $0.37, and have a term of 10 years. Compensation expense relating to employee stock options recognized for the twelve months ended December 31, 2007 was $5,975,039.

Warrants

The following table summarizes the warrants outstanding as of December 31, 2007:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	15,798,239	$0.15	$ 1,384,019
Granted	19,225,001
Forfeited/Canceled/Exercised	(4,799,276)
Outstanding, December 31, 2007	30,223,964	$0.20	$ 912,699

All the above warrants are exercisable as of December 31, 2007

Note 12 – Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing whether the deferred tax assets will be realized in future, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

There was an increase of $12,483,979 in the accumulated deficit for the year ending December 31, 2007. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $36,000,000 prior to the expiration of the NOL carryforwards in 2026. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2007. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

The components of the income tax provision for the years ended December 31, 2007 and 2006, were as follows:

	2007	2006
Current	$1,600	$1,035
Deferred	$--	$--
	$1,600	$1,035

Deferred tax assets:

	2007	2006

Federal Net Operating Loss	$9,520,000	$7,480,000
State Net Operating Loss	1,680,000	1,320,000
Total Deferred Tax Asset	$11,200,000	$8,800,000
Less valuation allowance	(11,200,000)	(8,800,000)
	$--	$--

At December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $28,000,000. Federal NOLs could, if unused, expire in varying amounts in the years through 2026. State NOLs, if unused, could expire in varying amounts through 2016.

At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $22,000,000. Federal NOLs could, if unused, expire in varying amounts in the years through 2025. State NOLs, if unused, could expire in varying amounts from through 2015.

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal years ended January 1, 2008 and January 2, 2007 is as follows:

	2007	2006
Federal income tax rate	(34%)	(34%)
State tax, net of federal benefit	(6%)	(6%)
Increase in valuation allowance	40%	40%
Effective income tax rate	0.0%	0.0%

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control rules under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOLs may expire before they can be utilized.

Note 13 - Commitments and Contingencies

During 2007 we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of March 21, 2008 except as described below

On February 12, 2008, Mr. Montesi filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV).  Mr. Montesi is alleging claims for breach of contract and misrepresentation and seeks money damages. Mr. Montesi's Complaint focuses upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002. Per agreement with Mr. Montesi's counsel, the due date for the Company's response to the Complaint is currently April 14, 2008. The Company disputes the allegations and intends to vigorously defend the action and assert any appropriate counterclaims.

In December, 2006 we became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from prior management, the IRS completed returns on our behalf, assessed interest and penalties for late filing, and began collection procedures for approximately $410,000 as of December 31, 2006. During 2007 the Company worked with the IRS to research the matter, and determined that the liability was related to its former relationship the Joint Employers Group. The IRS has indicated to the Company that no monies are due at this time, and has indicated that the necessary paperwork is being processed to formally absolve the Company of any further obligation for this liability.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has applied for a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2007.

Note 14 - Subsequent Events

Entry into a $2,000,000 Bridge loan with MapleRidge

Subsequent to the year ended December 31, 2007 we entered into a $2,000,000 Loan Agreement with MapleRidge Insurance Services, Inc. (“MapleRidge”).  Terms of the transaction are as follows:

•

Interest on the loan is 15% annually (calculated on the basis of the actual number of days elapsed over a year of 360 days), payable on each 30 day anniversary of the Closing Date.

•

The loan is evidenced by a Secured Promissory Note (the “Note”) and secured by all of the assets of Voyant, which security interest is evidenced by a Security Agreement.

•

All principal and any accrued but unpaid interest is due on the earlier of October 26, 2008; or the date on which Voyant has received an aggregate of $2,500,000 from the sale(s) of our capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire our capital stock or equity, from and after the Loan Closing Date, in one or a series of transactions.

In connection with the Bridge loan, we paid placement agent and finders fees of $260,000. Use of the net proceeds of the Bridge loan are for general corporate purposes and working capital, and the repayment of an outstanding loan with a principal balance of $150,000. After the expiration of the term of the Bridge loan, MapleRidge may convert amounts due under the Loan to shares of our Common Stock at $.08852 per share. We may require the MapleRidge to convert the Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.4426.

We also issued warrants to MapleRidge which entitle them to purchase 18,075,012 shares of our common stock at $.11065 per share and 18,075,012 shares of our common stock at $.16598 per share. The warrants are exercisable for a period of five years from the Closing Date. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the Closing Date and to cause that registration statement to become effective not later than 180 days after the Closing Date. If we are advised by legal counsel that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction prior to the effectiveness of the registration statement, the filing deadline will be delayed until within 10 business days following the earlier of (a) the completion of any larger PIPE financing following the Loan and (b) the day on which we no longer are so advised that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction.

We also issued warrants to purchase 10,302,757 shares of our common stock at $.11065 per share to the placement agent and finder.  The warrants issued and to be issued to placement agents and finders have terms and conditions similar to those issued to the MapleRidge. We also issued 1,265,251 restricted common shares to the placement agent.

Subsequent to the year ended December 31, 2007 we issued additional notes for a total of $465,020 under terms similar to our Convertible Note program (see Note 6, Debt, Convertible Notes).

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of October 23, 2007, we replaced Chang G. Park, CPA, Ph. D. (“Park”) as our independent accountants. Simultaneously we engaged Kabani & Company, Inc., Certified Public Accountants (“Kabani”) to serve as our new independent registered accounting firm. Kabani is located at 6033 Century Blvd., Suite 810, Los Angeles, CA 90045.

The decision to change accountants was ratified by the Company's Board of Directors on October 16, 2007.

Park’s report on Voyant’s financial statements for the past two years ended December 31, 2005 and December 31, 2006 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Park’s reports for each of the years ended December 31, 2005 and December 31, 2006 were modified with respect to the uncertainty of the Company’s ability to continue as a going concern.

Prior to their dismissal, there were no disagreements with Park on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Park would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-B.

Prior to engaging Kabani, we had not consulted Kabani regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with Kabani regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The engagement of Kabani was approved by the Company’s Board of Directors on October 16, 2007.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of Voyant assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  The Company identified the following material weakness as of December 31, 2007:

(1)

lack of audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

Because of that material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. To remediate that material weakness, the Company intends to expand its board of directors to include at least one independent director who qualifies as an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B and form an audit committee of its board of directors.

Changes in Internal Control Over Financial Reporting

No change in Voyant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

On March 20, 2008, we received the second $1,000,000 of gross proceeds under our $2,000,000 Loan Agreement with MapleRidge.  See "Management's Discussion and Analysis or Plan of Operation —  Entry into a $2,000,000 Bridge loan with MapleRidge.”  Additional terms of the Loan Agreement and Note are disclosed in Item 2.03 of our Current Report on Form 8-K filed on March 11, 2008 and incorporated herein by reference.

On March 28, 2008, we amended our Articles of Incorporation to increase the number of shares of our common stock authorized from 200,000,000 to 260,000,000.

On March 28, 2008, we amended our the Certificate of Designation of our Series A Convertible Preferred Stock to increase the number of shares of our preferred stock designated as Series A Convertible Preferred Stock from 2,000 to 3,000. On March 28, 2008, we amended our the Certificate of Designation of our Series B Convertible Preferred Stock to add a floor of $.08 per share to the conversion price at which shares of Series B Convertible Preferred Stock are convertible into shares of our common stock.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

On February 15, 2007, and effective as of January 1, 2007, Dana R. Waldman was appointed Chief Executive Officer of the Company. Concurrent with his appointment, Mark M. Laisure resigned as Chief Executive Officer. Laisure remains as Chairman of the Board of Directors.

On November 9, 2006 Dana R. Waldman joined the Board of Directors.

On April 5, 2006, Scott Fairbairn and Volker Anhaeusser were appointed to serve as directors of the Company.

On December 15, 2005 David R. Wells joined the Company as a consultant. On January 1, 2007 he became the Vice President, Finance. On May 24, 2007 he was appointed the Chief Financial Officer and Assistant Secretary.

On September 1, 2003 Mark M. Laisure joined the Board of Directors. On December 21, 2005, upon the resignation of Robert J. Holtz, Mr. Laisure became the Chairman and sole remaining member of the Board of Directors.

The names of the members of the Company's Board of Directors and other persons who make a significant contribution to the Company's business, as well as biographical information for those persons as of December 31, 2007, are set forth below:

Name	Age	Positions and Offices Held	Since
Dana R. Waldman	43	Director (from November 1, 2006) and Chief Executive Officer	January 1, 2007
Mark M Laisure	37	Chairman of the Board , Chief Financial Officer and Secretary (resigned CEO title January 1, 2007, resigned CFO and Secretary title May 17, 2007)	May 16, 2003
Scott Fairbairn	41	Director (from April 5, 2006) and Chief Technology Officer	November 21, 2003
David R. Wells	45	Chief Financial Officer and Assistant Secretary	May 24, 2007
Volker Anhaeusser	52	Director	May 16, 2003

Dana R. Waldman, 43

Dana R. Waldman was appointed Chief Executive Officer of the Company by written resolution of the Board of Directors dated as of February 15, 2007. Mr. Waldman, 42, has been employed by Waldman and Associates for the 5 years prior to his appointment at the Company. He has over 20 years’ experience building and leading businesses in the multi-media, communications, signal processing, software and other technology areas. He has created and led businesses focused on vertical markets including media and entertainment, telecommunications, enterprise markets and the government sector in both start-up and Fortune 500 environments. After 13 years in executive management positions at Ford Aerospace, Loral, and Lockheed Martin, he founded and became CEO of Centerpoint Broadband Technologies, which raised over $200M and achieved a company valuation of over $1B. Mr. Waldman has served as CEO of several start-up companies and as well as a venture capitalist and M&A specialist. Since January, 2002, Mr. Waldman has been self employed as a business consultant.  Mr. Waldman has been serving as a Director of the Company since November 2006.

Mark M. Laisure, Age 37

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

In 1999, Mark joined Military Commercial Technologies, Inc. (MILCOM), a venture-backed company that conceives, creates and launches technology companies in partnership with defense contractors, commercial companies, federal laboratories and other leading-edge research and development sources. At MILCOM, Mr. Laisure participated in the launch and growth of several affiliate companies, including Mesh Networks.

 Mark co-founded iNetNow, Inc. which pioneered the enhanced information delivery space and established alliances with Lycos, Telefonica and i3Mobile.

Scott Fairbairn, Age 41

Scott Fairbairn is the CTO of Voyant Since 1985, he has contributed to the design, development, and delivery of technology solutions across a wide range of industries including telecom, financial services, multimedia, security, and internet commerce. From 1985 through 2005, he operated four entrepreneurial startups which were sold in acquisitions to certain private and publicly traded entities.

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

David R. Wells, Age 45

David R. Wells is the CFO of Voyant. Prior to joining Voyant he served as VP Finance for PowerHouse Technologies Group, Inc. (now Migo Sofotware, Inc.), and prior to that was the Acting CFO of Insurance Services of America. Prior to that he was the VP, Finance and Administration for Broadstream, Inc. Mr. Wells was also the VP, Finance and Administraiton for the Hollywood Stock Exchange (HSX.com) where he was responsible for performing internal audits, establishing appropriate financial reporting, and extending corporate governance procedures. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls.

Mr. Wells possesses over 20 years experience in finance, operations and administrative positions. While mainly focused on technology companies, he has also worked in supply-chain management, manufacturing and the professional services industry. He earned a BA in Finance and Entrepreneurship from the Seattle Pacific University, and holds an MBA from Pepperdine University.

Volker Anhaeusser, Age 52

Volker Anhaeusser has been a member of the Board of Directors since April 2006. Mr. Anhaeusser serves as a principal member and shareholder of the German law firm of Anhaeusser, Unger, & Bergien, whose specialty is corporate and business law. Dr. Anhaeusser serves on the Board of Directors of several German and US−based corporations with operations in software technology, Internet communications, medical devices, and corporate finance, including GROUP Technologies AG (until May 2007), AGIVERA AG, STAAR Surgical (USA) (until April 2007), and Canon−STAAR (Tokyo, Japan) (until April 2007), W2O Medizintechnik AG.

Audit Committee Financial Expert

Due to limited resources, the Company does not yet have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, on its board.

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

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended December 31, 2007 and 2006 to (i) the individual who served as the Company's chief executive officer (“CEO”) during fiscal year 2007; and (ii) the Company's three most highly compensated employees other than the CEO who were serving as executive officers as of December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dana Waldman	2007 2006	162,875 --	-- --	-- --	2,705,089 --	-- --	577,937 --	59,188 --	3,505,089 --
Mark Laisure	2007 2006	216,855 185,229	-- --	-- --	349,044 --	-- --	4,500 39,771	28,645 --	594,544 225,000
Scott Fairbairn	2007 2006	201,206 170,625	-- --	-- --	349,044 --	-- --	48,794 54,375	-- --	599,044 225,000

Amounts presented in Column C represent cash paid for the referenced year. Amounts presented in Column F represent the calculated value of options awarded in the referenced year. Amounts presented in Column H represent cash compensation for the referenced year accrued but not yet paid. Amounts presented in Column I represent accrued wages subsequently converted to Series B Convertible Preferred Stock.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dana Waldman	7,749,996	1,750,004	None	$0.37	31-Dec-17	N/A	N/A	N/A	N/A
Mark Laisure	1,000,000	1,000,000	None	$0.37	31-Dec-17	N/A	N/A	N/A	N/A
Scott Fairbairn	1,000,000	1,000,000	None	$0.37	31-Dec-17	N/A	N/A	N/A	N/A

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Volker Anhaeusser	$40,000	--	--	--	--	--	$40,000

Option/SAR Grants in Fiscal Year 2007

The Company granted 26,550,000 stock options during the fiscal year ended December 31, 2007. The Company did not grant any stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2007.

There were no exercises of options for the fiscal year ended December 31, 2007 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Director Compensation

On April 5, 2006, the Board of Directors of the Company also approved and ratified the letter agreement between Volker Anhaeusser and the Company regarding his position as director of the Company, dated April 4, 2006. Pursuant to the terms of this agreement, Dr. Anhaeusser will be paid a directors fee of $10,000 in equity of the Company for each quarter of service. Each quarter, Dr. Anhaeusser may choose whether he will be paid in shares of the Company's common stock or in options for the purchase of shares of the Company's common stock. If Dr. Anhaeusser chooses the options, the option price will be determined by the closing market price on the last day of each quarter of service. If Dr. Anhaeusser chooses common stock, the amount of shares to be paid to Dr. Anhaeusser will be calculated based on dividing the weighted average closing stock price in the amount due to Dr. Anhaeusser for each quarter of service. The initial term of Dr. Anhaeusser's appointment is one year.

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

Voyant has the right to terminate Mr. Waldman’s employment at any time. If such termination (including constructive termination) is without cause, we are required pay severance equal to 12 months of his base salary and the continuation of certain benefits for a 12 month period.

Employment Agreement with Mark M. Laisure, Executive Chairman of the Board

Mark M. Laisure, our Executive Chairman of the Board, entered into an employment agreement with Voyant defining the terms and conditions of his employment entered into on February 15, 2007 with a retroactive effective date of January 1, 2007. The agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Laisure is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of Voyant.

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

Employment Agreement with Scott Fairbairn, Chief Technology Officer

Scott Fairbairn, our Chief Technology Officer, has entered into an employment agreement with us on February 15, 2007 with a retroactive effective date of January 1, 2007. The employment agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Fairbairn is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or the Compensation Committee of Voyant. Mr. Fairbairn remains a member of our Board of Directors and Chief Executive Officer of our wholly-owned subsidiary, Rocketstream Holding Corp., and its wholly-owned subsidiary RocketStream, Inc.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's common stock as of March 21, 2008 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's common stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-KSB and (iv) all current directors and executive officers as a group. As of March 21, 2008, there were 132,434,689 shares of common stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Mark Laisure	5,630,365	4.3%
Scott Fairbairn	15,417,500	11.6%
Dana Waldman	15,980,619	12.1%
Volker Anhaeusser	276,282	*
All current directors and executive officers as a group (3 persons)	37,028,484	28.0%
Whitestar LLC	23,333,333	17.6%

 * Represents less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 21, 2008 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Voyant International Corporation, 530 Lytton Avenue, 2nd Floor, Palo Alto, California. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of the Company common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 132,434,689 shares of common stock outstanding as of March 21, 2008.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Exhibits

3.1.	Amended Articles of Incorporation
3.2.	Bylaws (1)
4.1	Certificate of Designation of Series B Preferred Convertible Stock (2)
4.2	Amendment to Certificate of Designation of Series A Preferred Convertible Stock
4.3	Amendment to Certificate of Designation of Series B Preferred Convertible Stock
10.1	Letter of Intent between Registrant and Sports Immortals Inc. dated March 29, 2007 (3)
10.2	Senior Secured Note, dated August 9, 2007, by Voyant International Corporation (4)
10.3	Guaranty, dated August 9, 2007 by RocketStream Holding Corporation and RocketStream, Inc. (4)
10.4	Security Agreement dated August 9, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.5	Intercreditor Agreement dated August 9, 2007, between WAA, LLC and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.6	Intercreditor Agreement dated November 16, 2007, between WAA, LLC and J & N Invest, LLC (4)
10.7	Security Agreement dated November 16, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and J & N Invest, LLC (4)
10.8	Partial Settlement Agreement and Release dated September 7, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.9	Partial Settlement Agreement and Release dated October 8, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.10	Final Settlement Agreement and Release dated October 26, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.11	Senior Secured Note, dated November 16, 2007, by Voyant International Corporation (4)
10.12	Guaranty, dated November 16, 2007by RocketStream Holding Corporation and RocketStream, Inc. (4)
10.13	Form of Limited Release (2)
10.14	Loan Agreement between Registrant and MapleRidge, dated February 29, 2008 (5)
10.15	Promissory Note by Registrant to MapleRidge, dated February 29, 2008 (5)
10.16	Security Agreement between Registrant and MapleRidge, dated February 29, 2008 (5)

10.17	Intercreditor Agreement between WAA, LLC, Registrant and MapleRidge, dated February 29, 2008 (5)
10.18	Form of Warrant (5)
16.1	Letter from Chang G. Park, CPA, Ph.D dated April 4, 2008 (6)
21.	List of Subsidiaries
23.1.	Consent of Kabani & Company, Inc., Certified Public Accountants
31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference from the Company’s Annual Report on Form 10-KSB filed with the SEC on April 2, 2001.

(2)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2007.

(3)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2007.

(4)

Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 19, 2007.

(5)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2008.

(6)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2007.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for the services of Chang G. Park, CPA, Ph. D. and Kabani & Company, Inc., Certified Public Accountants provided during fiscal years 2007 and 2006:

	2007	2006
Audit fees	$34,750	$7,825
Audit related fees(1)	--	--
Tax fees	--	--
All other fees	--	--
Total	$34,750	$7,825

 (1) During fiscal years 2007 and 2006 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

Audit Fees:  Fees billed for professional services rendered for the audit and restatement of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees:  Fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees:  Fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

As we do no currently have an audit committee, our Board of Directors has a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date:  April 8, 2008

VOYANT INTERNATIONAL CORPORATION

By:	/s/ Dana R. Waldman
Dana R. Waldman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANA R. WALDMAN	Chief Executive Officer and Director	April 8, 2008
DANA R. WALDMAN	(Principal Executive Officer)

/s/ MARK M. LAISURE	Chairman of the Board	April 8, 2008
MARK M. LAISURE

/s/ SCOTT FAIRBAIRN	Director	April 8, 2008
SCOTT FAIRBAIRN

/s/ DAVID R. WELLS	Chief Financial Officer	April 8, 2008
DAVID R. WELLS	(Principal Financial and Accounting Officer)

/s/ VOLKER ANHAEUSSER	Director	April 8, 2008
VOLKER ANHAEUSSER