Form 10-Q
period 2008-03-31
Voyant International CORP
filed 2008-05-16
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

VOYANT INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

NEVADA	33-26531-LA	88-0241079
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

444 Castro Street, Suite 318, Mountain View, California 94041

(Address of Principal Executive Office) (Zip Code)

(800) 710-6637

(Registrant’s telephone number, including area code)

550 Lytton Avenue, 2nd Floor, Palo Alto, California 94301

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
133,934,689 issued and outstanding as of May 9, 2008.

VOYANT INTERNATIONAL CORPORATION

FORM 10-Q

PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,239,006	$73,556
Accounts receivable	4,668	4,275
Prepaid expenses	46,875	25,638
Deposits	53,288	--
Debt Issue Costs, net of accumulated amortization of $132,186	1,208,097	--
Total Current Assets	2,551,934	103,469
Intangible assets, net	908,897	925,549
Property and equipment, net	11,340	13,745
Other Assets	8,849	-
Total Assets	$3,481,020	$1,042,763
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$292,243	$188,257
Accrued liabilities	147,449	86,643
Notes payable-officers (current portion)	735,808	589,081
Due to related party	30,000	20,000
Notes payable, net of discount of $1,114,928 and $2,178, respectively	1,038,495	310,024
Convertible debt, net of discount of $53,058 and $62,270, respectively	418,030	264,777
Shares to be issued	145,503	--
Settlements payable	300,000	300,000
Total Current Liabilities	3,107,528	1,758,782
Long-Term Liabilities:
Notes Payable – Officers	306,641	357,058
Total Liabilities	3,414,169	2,115,840
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; 1,007,774 shares issued and outstanding; $1,004,774 preference upon liquidation	1,008	1,008
Common stock, $.001 par value; 260,000,000 shares authorized; 133,127,445 and 126,807,305 shares, respectively, issued and outstanding	133,127	126,808
Additional paid in capital	37,886,674	34,436,606
Deferred compensation	(185,473)	(308,973)
Accumulated deficit	(37,768,485)	(35,328,526)
Total stockholders’ equity (deficit)	66,851	(1,073,077)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,481,020	$1,042,763

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Revenues	$14,677	$-

Operating Expenses:
Research and development	564,512	377,732
Sales and marketing	316,696	232,306
General and administrative	1,066,200	3,754,430
Total operating expenses	1,947,408	4,364,468

Loss from Operations	(1,932,731)	(4,364,468)

Non-Operating Income (Expense):
Interest expense	507,542	22,411
Gain on settlement of debt	(1,114)	-
Total non-operating expenses	506,428	22,411

Loss Before Income Taxes	(2,439,159)	(4,386,879)
Provision for Income Taxes	(800)	(800)
Net Loss	$(2,439,959)	$(4,387,679)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Common Shares – Basic and Diluted	129,505,691	112,930,128

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(2,439,959)	$(4,387,679)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	226,256	29,341
Share based compensation	717,205	3,392,094
Depreciation	2,405	-
Amortization of debt discount	242,690	14,550
Amortization of debt issue costs	132,186	-
Amortization of intangible assets	16,652	16,469
Changes in operating assets and liabilities
Accounts receivable	(393)	-
Prepaid expenses and other current assets	(21,237)	7,029
Other assets	(62,137)	(35,952)
Accounts payable	103,986	152,236
Settlements payable	-	(10,223)
Notes payable - officers	96,310	(10,631)
Accrued liabilities	66,704	155,605
Other payables	25,194	317,794

Net cash used in operating activities	(894,138)	(359,367)

Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	2,473,670	25,000
Repayment of notes payable and convertible debt	(150,000)	-
Payment of debt issue costs	(264,082)	-
Proceeds from warrants exercised	-	290,000
Common stock issued for cash	-	600,000

Net cash provided by financing activities	2,059,588	915,000

Net increase in cash and cash equivalents	1,165,450	555,633
Cash and Cash Equivalents, beginning of period	73,556	59,700
Cash and Cash Equivalents, end of period	$1,239,006	$615,333

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Continued)

Three Months Ended March 31,

	2008	2007
Supplemental Disclosure of Cash Paid for:
Interest	$33,515	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to retire accounts payable	-	184,175
Shares issued in exchange for convertible notes	359,500	-

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

Note 1 - Description of Business

 Voyant International Corporation (“Voyant”, “the Company”, “we”, “our”, “us”) is incorporated in Nevada. We were a development stage company from January 1, 2003 (inception) through December 31, 2007.

We are a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of March 31, 2008, we had one active wholly-owned direct subsidiary, Rocketstream Holding Company, and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock. We also have one active wholly-owned indirect subsidiary, RocketStream, Inc., which is wholly owned by RocketStream Holding Company.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on April 7, 2008.

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

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 104,170,416 and 55,677,879 shares at March 31, 2008 and 2007, respectively.

Development Stage Activities - Prior to the three months ended March 31, 2008, the Company was a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development State Enterprises. Effective January 1, 2008 the Company is no longer a development stage entity. The Company’s efforts through December 31, 2007, have been primarily organizational, directed at acquiring certain assets, raising capital and developing its business plan. Prior to commencement of operations on January 1, 2008, the Company was also focused on completing its reporting requirements, and disposing of certain liabilities and obligations from prior management.

New Accounting Pronouncements -

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

 In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Note 4 - Property and Equipment

At March 31, 2008 and December 31, 2007, property and equipment consist of:

	2008	2007
	(unaudited)
Office equipment	$18,575	$18,575
Less accumulated depreciation	(7,235)	(4,830)
	$11,340	$13,745

Depreciation expense for the three months ended March 31, 2008 and 2007 was $2,405 and $0, respectively.

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

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the three months ending March 31, 2008 and 2007 was

$16,652 and $16,469, respectively. The intangible asset net of accumulated amortization as of March 31, 2008 and December 31, 2007 is $908,897 and $925,549, respectively.

The amortization of these intangible items over the next five years ending December 31 is as follows:

Year	Amount
2008	66,973
2009	66,790
2010	66,790
2011	66,790
2012	66,790

Note 6 – Notes Payable

At March 31, 2008 and December 31, 2007, notes payable consists of:

	March 31, 2008	December 31, 2007
	(unaudited)
Unsecured promissory note, due January 5, 2008, interest at 12% per annum	$127,500	$-
Secured note, interest at 18% per annum	-	150,000
Unsecured note, interest at 12% per annum	-	150,000
MapleRidge bridge loan	2,000,000	-
	2,127,500	300,000
Accrued interest	25,923	10,024
Less: debt discount	(1,114,928)	(2,178)

	$1,038,495	$310,024

In February 2008, we entered into a $2,000,000 Loan Agreement with MapleRidge Insurance Services, Inc. (“MapleRidge”).  Terms of the transaction are as follows:

•

Interest on the loan is 15% annually (calculated on the basis of the actual number of days elapsed over a year of 360 days), payable on each 30 day anniversary of the Closing Date.

•

The loan is evidenced by a Secured Promissory Note (the “Note”) and secured by all of the assets of Voyant, which security interest is evidenced by a Security Agreement.

•

All principal and any accrued but unpaid interest is due on the earlier of October 26, 2008; or the date on which Voyant has received an aggregate of $2,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the Loan Closing Date, in one or a series of transactions.

After the expiration of the term of the Bridge loan, MapleRidge may convert amounts due under the loan to shares of our Common Stock at $.08852 per share. We may require the MapleRidge to convert the Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.44260.

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

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the Notes. For the three months ended March 31, 2008, we recorded $1,224,053 of debt discount, of which $109,125 was recorded as interest expense during the period.

In connection with the Bridge loan, we paid placement agent and finders fees of approximately $264,000. We also issued warrants to purchase 10,302,757 shares of our common stock at $.11065 per share to the placement agent and finder.  The warrants issued and to be issued to placement agents and finders have terms and conditions similar to those issued to the MapleRidge. We also issued 1,265,251 restricted common shares to the placement agent. The total debt issue costs of $1,340,283 have been recorded as a deferred charge in the accompanying balance sheet, and are being amortized as interest expense over the term of the Bridge loan. Amortization of debt issue costs amounted to $132,186 for the three months ended March 31, 2008.

Note 7 – Convertible Debt

At March 31, 2008 and December 31, 2007, convertible debt consists of:

	March 31, 2008 (unaudited)	December 31, 2007
Unsecured convertible notes, interest between 8% and 12% per annum, due at various dates in 2008	$455,170	$320,000
Accrued interest	15,918	7,047
Less: debt discount	(53,058)	(62,270)

	$418,030	$264,777

For the three months ended March 31, 2008, we issued approximately $474,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrue interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes are due at various dates and are generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest can be convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock is at the sole election of the Note holder, and the conversion price will be calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price. The discounts range from 25 to 35% of the average closing price.

The Notes include Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.11 to $0.85 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is approximately 3 years. As of March 31, 2008 we had issued 930,040 Note Warrants in connection with the above Notes, and none have been exercised.

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the Notes. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, we determined that the Notes also had a beneficial conversion feature, which we recognized as interest expense immediately as the notes were convertible upon issuance.

For the three months ended March 31, 2008, we recorded $58,795 of debt discount and $63,380 of beneficial conversion. Related interest expense amounted to $131,387 during the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”).

Note 8 – Related Party Transactions

Current amounts due to related parties at March 31, 2008 and December 31, 2007 consist of:

	March 31, 2008 (unaudited)	December 31, 2007
Due to officers – wages (accrued and unpaid base wages)	$473,308	$348,879
Due to officers – expenses to be reimbursed	-	40,202
Due to officers – executive bonuses (accrued and unpaid)	262,500	200,000
	735,808	589,091
Due to related party	30,000	20,000
	$765,808	$609,081

All the above payables are interest free, unsecured and due on demand.

Long term liabilities totaled $306,641 and $357,058 at March 31, 2008 and December 31, 2007 respectively, and represent a note in the principal amount of $300,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. The accrued and unpaid interest as of March 31, 2008 was $6,641. During the three months ended March 31, 2008, $50,000 of the original principal balance was repaid.

Note 9 - Settlement Payable

Settlement Payable of $300,000 is payable to the prior Chief Executive Officer of the Company. Per the settlement agreement, the Company will pay this amount upon raising at least $3.0 million in gross proceeds of equity financing.

Note 10 - Stockholders' Equity

Common Stock

We have 260,000,000 shares of Common Stock authorized. During the three months ended March 31, 2008, we issued common stock as follows:

•

During the three months ended March 31, 2008 we issued 1,268,383 shares of common stock to various noteholders for the repayment of debt and interest.

•

During the three months ended March 31, 2008 we issued 5,026,667 shares of common stock to various note holders for the conversion of the note.

•

On February 28, 2008 we issued 1,265,527 shares of common stock for investment banking services related to the Bridge loan with Maple Ridge (Note 6, Notes Payable). These were yet to be issued as of March 31, 2008.

As of March 31, 2008 we had 133,127,445 shares of Common Stock issued and outstanding.

Preferred Stock

We have a total of 2,000,000 shares of Preferred Stock authorized. At March 31, 2008, we have 3,000 shares of Series A Convertible Preferred stock issued and outstanding, and 1,004,774 shares of Series B Convertible Preferred stock issued and outstanding. During the three months ended March 31, 2008 we did not issue any new shares of Preferred Stock.

Note 11 – Options and Warrants

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

The following table summarizes the options outstanding as of March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	26,550,000	$0.40	-
Granted	-	-
Exercised	-
Forfeited/Canceled	-	-	-
Outstanding, March 31, 2008	26,550,000	$0.40	-

Following is a summary of the status of options outstanding at March 31, 2008:

Range of Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.21 - $0.30	4,200,000	9.46	$0.28	210,378	$0.28
$0.31 - $0.40	13,500,000	8.76	$0.37	10,687,495	$0.37
$0.41 - $0.50	8,850,000	8.78	$0.49	6,284,167	$0.49
	26,550,000	8.88	$0.40	17,182,040	$0.41

Compensation expense relating to employee stock options recognized for the three months ended March 31, 2008 and 2007 was $717,205 and $3,392,094 respectively.

Warrants

The following table summarizes the warrants outstanding as of March 31, 2008:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	30,223,964	$0.20	$903,062
Granted	47,432,819	$0.16	--
Forfeited/Canceled/Exercised	(51,923)	--	--
Outstanding, March 31, 2008	77,664,860	$0.14	$2,700,734

All the above warrants are exercisable as of March 31, 2008.

Note 12 - Commitments and Contingencies

Lease Agreement

On February 27, 2008 we entered into a 27-month lease agreement with a third party for 1,818 square feet of office space located in Mountain View, California. The agreement commenced April 15, 2008 and requires monthly lease payments of $8,181, which escalate to $8,849 through July 31, 2010.

Future minimum lease payments under this operating lease in Mountain View, California, as of March 31, 2008, are as follows:

Year	Minimum Lease Payment
2008	69,539
2009	100,952
2010	60,750
$231,241

There was no rent expense under this lease for the period ending March 31, 2008.

Note 13 – Legal Proceedings

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of May 9, 2008, other than as noted below.

In December, 2006 we became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from prior management, the IRS completed returns on our behalf, assessed interest and penalties for late filing, and began collection procedures for approximately $410,000 as of December 31, 2006. On March 26, 2008 we received a release from the IRS for the entire amount of their claim. This matter is now resolved.

On February 12, 2008, a former note holder Joseph Montesi filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV).  Mr. Montesi is alleging claims for breach of contract and misrepresentation and seeks money damages. Mr. Montesi's Complaint focuses upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002.  On April 14, 2008, the Company filed a Motion to Dismiss certain claims alleged in the Complaint which remains pending before the Court. Discovery in this matter has commenced and the Court has set trial in this matter for March 16, 2009. The Company disputes the allegations and intends to vigorously defend the action and assert any appropriate counterclaims.

Note 14 - Going Concern

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

 Certain statements in this Form 10-Q are forward-looking and should be read in conjunction with cautionary statements in Voyant’s other SEC filings, reports to stockholders and news releases. Such forward-looking statements, which reflect our current view of product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons. These risks and uncertainties include, but are not limited to lack of timely development of products and services; lack of market acceptance of products, services and technologies; inadequate capital; adverse government regulations; competition; breach of contract; inability to earn revenue or profits; dependence on key individuals; inability to obtain or protect intellectual property rights; inability to obtain listing for the company's securities; lower sales and higher operating costs than expected; technological obsolescence of the company's products; limited operating history and risks inherent in the company's markets and business. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they were made; we undertake no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Voyant’s business model as a holding company combines aspects of a venture capital firm, a hedge fund, and an operating company, all in the unique context of a publicly-traded vehicle. We intend to pursue several business lines in our chosen field at the intersection of media and technology by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding (a) content creation and aggregation, (b) content distribution, (c) content processing, and/or (d) content visualization and experience. We intend to employ a mix of business models for these business lines, including, acquisitions, joint ventures, investments, partnerships, and organic development.

Plan of Operations

Voyant has several active business units and subsidiaries. Currently, we have active programs in the following areas:

RocketStream

Voyant’s RocketStream subsidiary develops and sells data acceleration software. Our first product, which was released in March, 2007, was a file transfer acceleration suite targeted at enterprises. With RocketStream, users can transfer files over 100 times faster than with traditional FTP. Subsequent product releases focus on smaller business and include advanced features such as transfer automation, encryption, and compression.

While RocketStream is currently sold as a suite of discrete software products, our intention is to embed RocketStream in third-party software. This work is currently underway and is expected to be the next main focus for RocketStream. We also expect to use RocketStream’s core data acceleration technology to apply to several other current and future Voyant business lines. We intend to broadly leverage this technology across its other business as a strategic differentiator.

Aviation Broadband Services (ABS)

Our ABS business unit is developing a system to bring in-flight broadband services to passengers on commercial airplanes.  We expect that the products we will develop will be differentiated by a low cost point and approximately 10 times more bandwidth per aircraft than competing systems, thereby delivering true broadband to airplane passengers.

ABS will also leverage our considerable intellectual property and know-how in the field of wireless communications. In particular, we are deploying its bandwidth-efficient modem technology, radio expertise, and our experience with complex system designs. To complement our own technology, the ABS group is in the process of formalizing a partnership with Harris Corporation and is currently in discussions with several other industry-leading partners.

Voyant Productions

Voyant Productions is our media content generation and aggregation business unit. This business unit leverages our knowledge of, and contacts in, the entertainment industry. Besides original film and television content production, Voyant Productions has been amassing media content from diverse sources, with the intention of leveraging our unique digital technologies for distribution and monetization.

Ongoing Opportunity Evaluation

As a holding company, Voyant continually evaluates new opportunities at the intersection of media and technology.  Our core expertise is the ability to combine disparate technologies and skill sets to achieve novel results and create new value. Voyant is currently evaluating a significant number of such new opportunities and intends to announce those business activities that it chooses to pursue as soon a competitive and regulatory constraints permit.

Results of Operations

Three-Month Period Ended March 31, 2008

We had $14,677 in revenue for the three months ended March 31, 2008, all of which was from the sale of our RocketStream products, compared with $0 for the corresponding period ended March 31, 2007. Due to non-cash charges our net loss declined for the period from 2007. For the three months ended March 31, 2008 our net loss was $2,439,959 as compared to $4,387,679 for the same period in 2007. Our non-cash charges for the quarter included $717,205 related to issuing stock options to our officers and employees. These costs were calculated using the Black Scholes method to value stock options issued to employees. It also includes an increase to accrued wages and vacation, and executive bonus of $212,167, and the use of stock and warrants for services of $226,256. We also incurred non-cash charges of $374,086 on the amortization of debt discount related to the issuance of debt instruments and for interest paid in common stock, and we had depreciation and amortization expense of $19,057.

The detail of our spending is as follows:

•

Research and development spending increased to $564,512 in 2008 from $377,732 in 2007; actual cash spending was $209,444. The difference in reported and actual spending is due to non-cash charges associated with the issuance of stock options, which totaled $302,671, or 54% of the total expense, and accrued wages and related of $52,397. The balance of the spending was for incidental services and travel, which totaled $31,374.

•

Our sales and marketing expenses increased to $316,696 in 2008 from $232,306 in 2007, the actual cash spending was $102,024. The difference from reported and actual cash spending is due to non-cash charges associated with the issuance of stock options, which totaled $174,567 or 55% of the total expense. During the period we paid cash wages of $54,166 and fees to consultants of $26,000. We incurred advertising costs of $15,205 related to on-line advertising for our RocketStream products.

•

Our general and administrative expenses were $1,066,200 for the period ending March 31, 2008; actual cash spending was $351,047. Expenses were comprised of wages of $187,193 (of which $78,652 were accrued), costs associated with the issuance of stock options of $239,657, and accrued executive bonuses of $62,500. Other employment related costs include the reimbursement of health care of $23,782. In addition, we incurred legal fees of $129,598 ($122,921 of which will be paid in common stock) and investor relations and advisory services of $200,765 (of which $182,856 was paid in common stock). Accounting, audit and costs associated with Sarbanes Oxley were $55,500 for the quarter.

•

Total interest expense of $507,542 included $63,360 of beneficial conversion expense related to the Notes, and $179,330 related to the Warrants issued in conjunction with the issuance of notes. Actual cash interest costs were $33,515.

Liquidity and Capital Resources

 At March 31, 2008, we had working capital of ($555,594) as compared to working capital of ($1,655,313) at December 31, 2007. During the three months ended March 31, 2008, net cash used in operations was $894,138 and consisted principally of a net loss of $2,439,959 and was offset by stock based compensation of $717,205, stock based services of $226,256, depreciation and amortization of intangibles of $19,057 and other non-cash charges (including interest) of $374,876. The balance sheet accounts provided $208,427 in working capital through normal operations, including an increase in Accounts payable of $103,986.

 Our current cash on hand at March 31, 2008 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support our continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.  We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise the additional financing.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2007, we incurred a net pre tax loss of $12,482,379 and, for the fiscal year ended December 31, 2006, we incurred a net pre tax loss of $1,552,839. Our auditors, Kabani & Company, Inc., Certified Public Accountants, issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2007 noting that while we have recently obtained additional financing, the sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

Changes in Internal Control Over Financial Reporting

No change in Voyant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December, 2006 we became aware that the Internal Revenue Service (“IRS”) had determined that the proper payroll tax returns were not filed during the 3rd and 4th quarters of 2001. Without response from prior management, the IRS completed returns on our behalf, assessed interest and penalties for late filing, and began collection procedures for approximately $410,000 as of December 31, 2006. On March 26, 2008 we received a release from the IRS for the entire amount of their claim. This matter is now resolved.

On February 12, 2008, a former note holder Joseph Montesi filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV). Mr. Montesi is alleging claims for breach of contract and misrepresentation and seeks money damages. Mr. Montesi's Complaint focuses upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002.  On April 14, 2008, the Company filed a Motion to Dismiss certain claims alleged in the Complaint which remains pending before the Court. Discovery in this matter has commenced and the Court has set trial in this matter for March 16, 2009. The Company disputes the allegations and intends to vigorously defend the action and assert any appropriate counterclaims.

 Item 1A. Risk Factors

Not required.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008 we issued 1,268,383 shares of common stock to various noteholders for the repayment of debt and interest. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended March 31, 2008 we issued 5,026,667 shares of common stock to various note holders for the conversion of the note. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

On February 28, 2008 we issued 1,265,527 shares of common stock for investment banking services related to the Bridge loan with Maple Ridge (see Part 1, Item 1, Note 6, Notes Payable). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

4.1 (1)

Form of Warrant dated February 29, 2008

10.1 (1)

Loan Agreement between the Company and MapleRidge Insurance Services dated February 29, 2008

10.2 (1)

Secured Promissory Note between the Company and MapleRidge Insurance Services dated February 29, 2008

10.3 (1)

Security Agreement between the Company and MapleRidge Insurance Services dated February 29, 2008

10.4 (1)

Intercreditor Agreement MapleRidge Insurance Services and WAA LLC and acknowledge by the Company dated February 29, 2008

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

32.1

Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2

Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

______________

(1)

Filed with the Company’s Current Report on Form 8-K, filed with the Commission on March 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYANT INTERNATIONAL CORPORATION

Dated: May 16, 2008	/s/ Dana R. Waldman
Dana R. Waldman
Chief Executive Officer