Form 10-Q
period 2008-06-30
Voyant International CORP
filed 2008-08-06
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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
148,044,839 issued and outstanding as of July 25, 2008.

VOYANT INTERNATIONAL CORPORATION

FORM 10-Q

PART I FINANCIAL INFORMATION

 Item 1.  Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,107,478	$73,556
Accounts receivable	22,650	4,275
Prepaid expenses	39,340	25,638
Deposits	16,344	-
Debt Issue Costs	915,477	-
Total Current Assets	2,101,289	103,469
Non-Current Assets
Intangible assets, net	892,245	925,549
Property and equipment, net	34,318	13,745
Other Assets	8,849	-
Total Assets	$3,036,701	$1,042,763

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$119,921	$188,257
Accrued liabilities	148,175	86,643
Deferred income	229,667
Notes payable-officers (current portion)	75,000	589,081
Due to related party	40,000	20,000
Notes payable, net of discount of $1,212,388 and $2,178, respectively	1,614,533	310,024
Convertible debt, net of discount of $34,663 and $62,270, respectively	418,670	264,777
Shares to be issued	94,809	-
Settlements payable	254,263	300,000
Total Current Liabilities	2,995,038	1,758,782
Long-Term Liabilities:
Notes Payable - Officers	200,000	357,058
Total Liabilities	3,195,038	2,115,840
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 1,531,870 and 1,007,774 shares, respectively, issued and outstanding	1,532	1,008
Common stock, $.001 par value; 260,000,000 shares authorized; 145,301,156 and 126,807,305 shares, respectively, issued and outstanding	145,301	126,808
Additional paid in capital	40,967,504	34,436,606
Deferred compensation	(167,395)	(308,973)
Accumulated deficit	(41,105,279)	(35,328,526)
Total stockholders’ deficit	(158,337)	(1,073,077)
Total Liabilities and Stockholders’ Deficit	$3,036,701	$1,042,763

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$133,489	$15,360	$148,166	$15,360
Cost of Revenue	30,000	-	30,000	-

Gross Profit	103,489	15,360	118,166	15,360

Operating Expenses:
Research and development	523,767	475,528	1,088,279	853,260
Sales and marketing	327,745	347,900	644,441	580,206
General and administrative	1,270,799	1,172,304	2,336,999	4,926,734
Total operating expenses	2,122.311	1,995,732	4,069,719	6,360,200

Loss from Operations	(2,018,822)	(1,980,372)	(3,951,553)	(6,344,840)

Non-Operating Income (Expense):
Interest expense	(1,093,118)	(6,497)	(1,600,660)	(28,908)
Loss on settlement of debt	(224,854)	-	(223,740)	-
Total non-operating income (expense)	(1,317,972)	(6,497)	(1,824,400)	(28,908)

Loss Before Income Taxes	(3,331,355)	(1,986,869)	(5,770,514)	(6,373,748)
Provision for Income Taxes	-	-	(800)	(800)
Net Loss	$(3,336,794)	$(1,986,869)	$(5,776,753)	$(6,374,548)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted Average Common Shares – Basic and Diluted	138,930,570	119,056,492	134,218,130	116,010,234

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(5,776,753)	$(6,374,548)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	548,671	186,044
Share based compensation	1,471,443	4,237,748
Depreciation	4,654	438
Loss on settlement of debt	223,740	-
Amortization of debt discount	725,120	15,860
Amortization of debt issue costs	611,054	-
Amortization of intangible assets	33,304	33,121
Changes in operating assets and liabilities
Accounts receivable	(18,375)	(10,200)
Prepaid expenses and other current assets	(13,702)	15,336
Other assets	(25,193)	(21,138)
Accounts payable	121,107	334,998
Settlements payable	50,000	(20,436)
Notes payable - officers	52,957	(3,650)
Deferred income	229,667	-
Accrued liabilities	211,264	211,856
Other payables	20,000	385,263

Net cash used in operating activities	(1,531,042)	(1,009,308)

Cash Flows from Investing Activities
Acquisition of property and equipment	(25,227)	(9,369)

Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	3,176,373	25,000
Payment of debt issue costs	(355,521)	-
Repayment of notes payable and convertible debt	(178,600)	-
Repayment of Notes payable to officers	(150,000)	-
Proceeds from warrants exercised	-	415,000
Common stock issued for cash	100,000	600,000
Common stock repurchased	(2,061)	-

Net cash provided by financing activities	2,590,191	1,040,000

Net increase in cash and cash equivalents	1,033,922	21,323
Cash and Cash Equivalents, beginning of period	73,556	59,700
Cash and Cash Equivalents, end of period	$1,107,478	$81,023

Supplemental Disclosure of Cash Paid for:
Interest	$11,168	$-
Income Taxes	$6,400	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to retire accounts payable	$508,921	$413,702
Shares issued in exchange for convertible notes	$463,500	$-
Officers’ notes converted to preferred	$574,096	$-
Shares issued for Deferred Compensation	$210,000	$-

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

Note 1 - Description of Business

Voyant International Corporation (“Voyant”, “the Company”, “we”, “our”, “us”) is incorporated in Nevada. We were a development stage company from January 1, 2003 (inception) through December 31, 2007.

We are a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of June 30, 2008, we had one active wholly-owned direct subsidiary, Rocketstream Holding Company, and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock. We also have one active wholly-owned indirect subsidiary, RocketStream, Inc., which is wholly owned by RocketStream Holding Company.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on April 7, 2008.

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

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 104,593,874 and 55,677,879 shares at June 30, 2008 and 2007, respectively.

Development Stage Activities - Prior to the six months ended June 30, 2008, the Company was a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development State Enterprises. Effective January 1, 2008 the Company is no longer a development stage entity. The Company’s efforts through December 31, 2007, have been primarily organizational, directed at acquiring certain assets, raising capital and developing its business plan. Prior to commencement of operations on January 1, 2008, the Company was also focused on completing its reporting requirements, and disposing of certain liabilities and obligations from prior management.

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

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Note 3 - Property and Equipment

At June 30, 2008 and December 31, 2007, property and equipment consist of:

	June 30,	December 31,
	2008	2007
	(unaudited)
Office equipment	$43,802	$18,575
Less accumulated depreciation	(9,484)	(4,830)
	$34,318	$13,745

Depreciation expense for the three months ended June 30, 2008 and 2007 was $2,249 and $438, respectively. For the six months ended June 30, 2008 and 2007, depreciation expense amounted to $4,654 and $438, respectively.

Note 4 - Intangible Assets

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

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the three months ending both June 30, 2008 and 2007 was $16,652. For the six months ended June 30, 2008 and 2007, amortization expense amounted to $33,304 and $33,121, respectively. The intangible asset net of accumulated amortization as of June 30, 2008 and December 31, 2007 is $892,245 and $925,549, respectively.

The amortization of these intangible items over the next five years ending December 31 is as follows:

Year	Amount
2008	$66,973
2009	66,790
2010	66,790
2011	66,790
2012	66,790

Note 5 – Notes Payable

At June 30, 2008 and December 31, 2007, notes payable consist of:

	June 30, 2008	December 31, 2007
	(unaudited)
Unsecured promissory note, due January 5, 2008, interest at 12% per annum	$32,574	$-
Secured note, interest at 18% per annum	-	150,000
Unsecured note, interest at 12% per annum	-	150,000
Blue Heron bridge loan*	2,702,703	-
	2,735,277	300,000
Accrued interest	91,644	12,202
Less: debt discount	(1,212,388)	(2,178)

	$1,614,533	$310,024

* The Blue Heron bridge loan includes the former MapleRidge bridge loan.

MapleRidge Bridge Loan

On February 29, 2008, we entered into a $2,000,000 Loan Agreement with MapleRidge Insurance Services, Inc. (“MapleRidge Bridge”).  Terms of the transaction were as follows:

•

Interest on the loan is 15% annually (calculated on the basis of the actual number of days elapsed over a year of 360 days), payable on each 30 day anniversary of the Closing Date.

•

The loan is evidenced by a Secured Promissory Note (the “Note”) and secured by all of the assets of Voyant, which security interest is evidenced by a Security Agreement.

•

All principal and any accrued but unpaid interest is due on the earlier of October 26, 2008; or the date on which Voyant has received an aggregate of $2,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the MapleRidge Bridge closing date , in one or a series of transactions.

After the expiration of the term of the MapleRidge Bridge loan, MapleRidge may convert amounts due under the loan to shares of our common stock (“Common Stock”) at $.08852 per share. We may require MapleRidge to convert the MapleRidge Bridge loan at the conversion price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.44260.

We also issued warrants to MapleRidge which entitle them to purchase 18,075,012 shares of our common stock at $.11065 per share and 18,075,012 shares of our common stock at $.16598 per share. The warrants are exercisable for a period of five years from the closing date. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date and to cause that registration statement to become effective not later than 180 days after the closing date. If we are advised by legal counsel that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction prior to the effectiveness of the registration statement, the filing deadline will be delayed until within 10 business days following the earlier of (a) the completion of any larger PIPE financing following the MapleRidge Bridge loan and (b) the day on which we no longer are so advised that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction.

In connection with the MapleRidge Bridge loan, we paid placement agent and finders’ fees of approximately $264,000. We also issued warrants to purchase 10,302,757 shares of our common stock at $.11065 per share to the placement agent and finder.  The warrants issued to placement agents and finders have terms and conditions similar to those issued to MapleRidge. The Company recorded $930,697 for the warrants issued. We also issued 1,265,251 restricted common shares to the placement agent valued at $145,504. Thus, the total debt issuance cost was $1,340,283 out of which $599,506 has been expensed as of June 30, 2008. The unamortized debt issuance cost as of June 30, 2008 was $740,777.

Amended terms to MapleRidge Bridge Loan

During the period ended June 30, 2008 we completed another loan with a related entity (Blue Heron, discussed below), and in conjunction with the closing the new bridge with Blue Heron we consented to the following changes to the MapleRidge loan:

•

The term of the loan was changed to 360 days from origination from the original 240 days, therefore the Maturity date is now February 23, 2009,

•

The warrants were given a cashless exercise provision where they did not previously have this option,

•

The warrants were allocated to different entities all essentially owned by the same people, and

•

The holder was changed from MapleRidge to Blue Heron.

All other terms and conditions of the MapleRidge Bridge remain unchanged.

Blue Heron Bridge Loan

In June, 2008, we entered into an additional loan of $702,703 with The Blue Heron Family Trust (the “Blue Heron Bridge”). The Loan Agreement with The Blue Heron Family Trust (“Blue Heron”) has terms substantially similar to those with MapleRidge, and as follows:

•

Interest on the loan is 15% annually (calculated on the basis of the actual number of days elapsed over a year of 360 days), payable on each 30 day anniversary of the closing date.

•

All principal and any accrued but unpaid interest is due on the earlier of June 4, 2009; or the date on which Voyant has received an aggregate of $3,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the Loan Closing Date, in one or a series of transactions.

After the expiration of the term of the Blue Heron Bridge loan, Blue Heron may convert amounts due under the loan to shares of our Common Stock at $.14112 per share. We may require Blue Heron to convert the Blue Heron Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.70560.

We also issued warrants to Blue Heron which entitle them to purchase 2,987,683 shares of our common stock at $.17640 per share and 2,987,683 shares of our common stock at $.26460 per share. The warrants are exercisable for a period of five years from the closing date. We have agreed to file a registration statement with the Securities and

Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date and to cause that registration statement to become effective not later than 180 days after the closing date. If we are advised by legal counsel that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction prior to the effectiveness of the registration statement, the filing deadline will be delayed until within 10 business days following the earlier of (a) the completion of any larger PIPE financing following the Loan and (b) the day on which we no longer are so advised that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction.

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. For the amounts borrowed from Blue Heron Bridge we recorded $561,495 of debt discount.

In connection with the Blue Heron Bridge loan, we paid placement agent and finders’ fees of approximately $91,439. We also agreed to issue 278,850 common shares to the placement agent and finder valued at $94,809.  The warrants issued and to be issued to placement agents and finders have terms and conditions similar to those issued to Blue Heron. The total debt issue costs of $94,809 have been recorded as a deferred charge in the accompanying balance sheet, and are being amortized as interest expense over the term of the Blue Heron Bridge loan.

Blue Heron assigned the warrants issued to it in the Blue Heron Bridge to different entities all essentially owned by the same people and the borrower was changed from Blue Heron to Brown Family Trust.

During the three months ended June 30, 2008 the total amortization of debt issue costs for both the MapleRidge Bridge and the Blue Heron Bridge totaled $611,054, and the total amortization of interest expense related to the issuance of warrants is $540,406.

Note 6 – Convertible Debt

At June 30, 2008 and December 31, 2007, convertible debt consists of:

	June 30, 2008 (unaudited)	December 31, 2007
Unsecured convertible notes, interest between 8% and 12% per annum, due at various dates in 2008	$430,170	$320,000
Accrued interest	23,163	7,047
Less: debt discount	(34,663)	(62,270)

	$418,670	$264,777

During the six months ended June 30, 2008, we issued approximately $474,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrue interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes are due at various dates and are generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest can be convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock is at the sole election of the Note holder, and the conversion price will be calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price. The discounts range from 25 to 35% of the average closing price.

The Notes include Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.11 to $0.85 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is approximately 3 years. As of June 30, 2008 we had issued 930,040 Note Warrants in connection with the above Notes, and none have been exercised.

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

For the six months ended June 30, 2008, we recorded $58,795 of debt discount and $63,380 of beneficial conversion. Related interest expense amounted to $149,782 during the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”).

Note 7 – Related Party Transactions

Current amounts due to related parties at June 30, 2008 and December 31, 2007 consist of:

	June 30, 2008 (unaudited)	December 31, 2007
Due to officers – wages (accrued and unpaid base wages)	$-	$348,879
Due to officers – expenses to be reimbursed	-	40,202
Due to officers – executive bonuses (accrued and unpaid)	75,000	200,000
	75,000	589,091
Due to related party	40,000	20,000
	$115,000	$609,081

All the above payables are interest free, unsecured and due on demand.

Long term liabilities totaled $200,000 and $357,058 at June 30, 2008 and December 31, 2007 respectively, and represent a note in the original principal amount of $300,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. There was no accrued and unpaid interest as of June 30, 2008. During the six months ended June 30, 2008, $150,000 of the original principal balance was repaid.

As discussed in Note 9, we issued Preferred Stock to members of the management team for the reduction of amounts due during the six months ended June 30, 2008.

Note 8 - Settlement Payable

Settlement Payable of $350,000 is payable to the prior Chief Executive Officer of the Company. During the period ended June 30, 2008 we reached an agreement with the holder of the note to settle the liability in common stock. The amount of the obligation was increased by $50,000 in return for a full release of all claims and future claims. In return, we issued 575,000 shares of common stock and reduced the amount of the obligation by $95,738. We are obligated to continue issuing common stock through December 15, 2008, or until we fully satisfy the obligation.

Note 9 - Stockholders' Equity

Common Stock

We have 300,000,000 shares of Common Stock authorized pursuant to a Certificate of Amendment to the Articles of dated July 18, 2008 increasing out authorized Common Stock from 260,000,000 to 300,000,000. We increased this amount by 40,000,000 during the period ended June 30, 2008. During the three months ended June 30, 2008, we issued common stock as follows:

•

During the six months ended June 30, 2008 we issued 6,226,667 shares of common stock to various note holders for the repayment of debt and interest.

•

During the six months ended June 30, 2008 we issued 3,264,593 shares of common stock for settlement of accounts payable.

•

During the six months ended June 30, 2008 we issued 1,805,741 shares of common stock for services.

•

During the six months ended June 30, 2008 we issued 1,792,951 shares of common stock for investment banking and financial advisory services related to the Blue Heron Bridge (Note 6, Notes Payable). 557,701 of these shares were yet to be issued as of June 30, 2008.

•

During the six months ended June 20, 2008 we issued 2,686,250 shares of common stock in exchange for the exercise of 3,786,000 warrants.

•

During the six months ended June 30, 2008 we issued 1,900,000 shares of common stock in conjunction with a customer agreement. We sold 1,388,820 shares for $100,000 to the same customer.

As of June 30, 2008 we had 145,301,156 shares of Common Stock issued and outstanding.

Preferred Stock

We have a total of 2,000,000 shares of Preferred Stock authorized. 3,000 shares of our Preferred Stock are designated as Series A Convertible Preferred Stock of which, as of June 30, 2008, 3,000 shares of Series A Convertible Preferred stock are issued and outstanding.  Pursuant to an Amendment to the Certificate of Designation dated July 18, 2008, 1,997,000 shares of our Preferred Stock are designated as Series B Convertible Preferred Stock of which 1,531,870 shares of Series B Convertible Preferred stock are issued and outstanding. During the three months ended June 30, 2008 we issued 524,096 new shares of Series B Convertible Preferred Stock to members of the management team in return for the reduction or exchanged of $574,096 in amounts due management through accrued wages or executive bonus.

Note 10 – Options and Warrants

Stock Option Plan

In July 2006, our board of directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to our employees. Under the terms of the 2006 Plan, under which 10,000,000 shares of common stock are reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. The board also approved the cancellation of the 2000 Plan such that no new options could be issued under that plan. During the period ending June 30, 2008 the shares available under the plan were increased to 20,000,000.

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

 The following table summarizes the options outstanding as of June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	26,550,000	$0.40	–
Granted	35,000	$0.09
Exercised	–
Forfeited/Canceled	(2,000,000)))	–	–
Outstanding, June 30, 2008	24,585,000	$0.09	$1,848,792
Exercisable at June 30, 2008	18,856,982	$0.07	-

The options outstanding at June 30, 2008 are all at an exercise price of $0.09 per share, and have a weighted average remaining life of 8.58 years. During the six months ended June 30, 2008, the Company modified the exercise price of 24,550,000 share options held by 10 employees, to $0.09 per share. As a result of that modification, the Company recognized additional compensation expense of approximately $49,000 for the six months ended June 30, 2008.

Compensation expense relating to employee stock options recognized for the six months ended June 30, 2008 and 2007 was $1,471,443 and $4,237,748 respectively.

Warrants

The following table summarizes the warrants outstanding as of June 30, 2008:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	30,223,964	$0.14	$903,062
Granted	131,683,600	$0.15	--
Forfeited/Canceled/Exercised	(82,613,781)	$0.14	--
Outstanding, June 30, 2008	79,293,783	$0.15	$3,362,895

All the above warrants are exercisable as of June 30, 2008.

Note 11 - Commitments and Contingencies

Lease Agreement

On February 27, 2008 we entered into a 27-month lease agreement with a third party for 1,818 square feet of office space located in Mountain View, California. The agreement commenced April 15, 2008 and requires monthly lease payments of $8,181, which escalate to $8,849 through July 31, 2010.

Future minimum lease payments under this operating lease in Mountain View, California, as of June 30, 2008, are as follows:

Year	Minimum Lease Payment
2008	69,539
2009	100,952
2010	60,750
$231,241

We incurred $20,805 in rent expense under this lease for the period ending June 30, 2008.

Note 12 – Legal Proceedings

During the quarter we were not involved in any legal proceedings. We are not aware of any outstanding litigation as of May 9, 2008, other than as noted below.

On February 12, 2008, a former note holder, Joseph Montesi, filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV). Mr. Montesi is alleging claims for breach of contract and misrepresentation and seeks money damages. Mr. Montesi's Complaint focuses upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002. On April 14, 2008, the Company filed a Motion to dismiss certain claims alleged in the Complaint, which remains pending before the Court. Subsequent to the period ended June 30, 2008 the Company resolved this dispute with Montesi. In return for a full release of all claims and liabilities, we paid Mr. Montesi $70,000 in cash, and agreed to provide him common stock with a market value of $170,000 based on the current market price, at the date of our choosing, between now and December 15, 2008. We also gave him 250,000 shares of common stock, a warrant to purchase 500,000 shares of common stock at $0.15, and a warrant to purchase 250,000 shares of common stock at $0.25.

Note 13 - Going Concern

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

Note 14 – Subsequent Events

Subsequent to the period ending June 30, 2008 we settled our dispute with Joseph Montesi. In return for a full release of all claims and liabilities, we paid Mr. Montesi $70,000 in cash, and agreed to provide him common stock with a market value of $170,000 based on the current market price, at the date of our choosing, between now and December 15, 2008. We also gave him 250,000 shares of common stock, a warrant to purchase 500,000 shares of common stock at $0.15, and a warrant to purchase 250,000 shares of common stock at $0.25.

Subsequent to the period ending June 30, 2008 we agreed with our investment banking firm to cancel certain warrants received as a result of our MapleRidge Bridge, and warrants due and not yet issued as a result of the Blue Heron Bridge, and issue shares of restricted common stock in their place.

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

Overview

Voyant International Corporation is a holding company that identifies and combines emerging digital technologies and new media properties to capitalize on large market opportunities. We excel at identifying opportunities in these emerging technologies that others may miss, and we operate at the intersection of digital media and technology. Our unique and multi-faceted business structure contributes to our success. We are part venture investor, part incubator, and part business operator, all while being a publicly traded company.

Over the years, Voyant has acquired a multitude of patents and technologies, many of which have been re-aligned to address new, large commercial market applications that range from aviation broadband services to data acceleration transfer to new radio spectrum opportunities. Our leading-edge technologies and the strong foundation of our management team give us the ability to exploit a disconnect between digital media content and technology. The media and technology industries are two of the largest and most dynamic industries in the world, and Voyant sees these fields as complementary. Given the current rapid transformation to a digital world, Voyant plans to capitalize on these changing dynamics by leveraging its intellectual property, strategic acquisitions, and industry relationships to streamline and enhance the way the world interacts with digital content.

Plan of Operations

Voyant has several active business units and subsidiaries. Currently, we have active programs in the following areas:

RocketStream

A wholly owned subsidiary of Voyant, RocketStream designs and delivers software technology to accelerate and manage large data transfers over IP networks such as the Internet. RocketStream essentially shrinks the digital world, removing the barriers of geography from digital communications. With its powerful, proprietary protocols, RocketStream can dramatically accelerate the transfer of data, revolutionizing the concept of distributed digital communication.

RocketStream’s data transfer technology can be applied to a host of applications, from file transfer to web delivery to streaming video. The combined suite of technologies is comprised of tightly integrated components based on RocketStream's proprietary packet protocols, data encryption technologies, and transport acceleration.

RocketStream’s first product was introduced to the market in March, 2007. This software product suite is targeted at enterprise users, and provides file transfer acceleration, automation and security functions. Users can set up hot folders, synchronize files with remote servers, and schedule file transfers in advance, all while relying on RocketStream’s on-the-fly encryption and lossless compression to move data securely and reliably. This product can be used to send large files over long distances, which can be applied to the large market verticals such as oil and gas, mining, entertainment, legal, financial services, military, and medical. Though not our primary focus, discrete product sales are increasing as we continue to see a pronounced upturn in sales and a growing Asian value-added reseller (VAR) network.

RocketStream’s primary focus goes far beyond discrete product sales, to the embedding of its technology into third-party applications. This effort, which has already begun, is intended to place the RocketStream engine within a host of industry-specific software offerings, greatly extending the reach of the technology. In this fashion, RocketStream intends to leverage its customers’ diverse array of marketing resources, thereby opening multiple avenues for recurring revenue streams.

•

In June of 2008 RocketStream announced a new partnership agreement with Proginet Corporation, a leading developer of enterprise software for advanced managed file transfer and security applications. Under the terms of the agreement, the companies will embed RocketStream’s technology for data transfer acceleration into CyberFusion Integration Suite (CFI)™, Proginet’s flagship solution for advanced managed file transfer (MFT), to deliver ultra-fast file transfer capabilities to customers worldwide. The partnership will also enable Proginet to resell RocketStream’s products through its distribution network and through an online e-commerce site. This partnership will give Voyant a new revenue stream in the MFT industry as well as further develop the RocketStream technology and the tools to embed it.

•

Subsequent to the period ended June 30, 2008 RocketStream and Voyant announced the hiring of Jay Elliot, has been appointed Voyant’s General Manager of Software Products and Services. As part of his responsibilities for managing Voyant’s software businesses, Mr. Elliot became the President of RocketStream. Mr. Elliot comes to Voyant with over 30 years of operations experience at some of Silicon Valley’s best-known technology companies. He served as senior vice president of operations at Apple Computer, overseeing the development of the original Macintosh software, which raised Apple’s revenue from $150M to over $2B. He has served as director of IBM’s 16,000-employee Santa Teresa software laboratory and as director of Intel’s California operations. More recently, Mr. Elliot was the founder of Migo Software, a pioneer of content synchronization software and a global provider of content mobility software that is now distributed by several industry-leading companies, including Kingston, HP, and Memorex.

RocketStream’s core protocols can extend to consumer applications, as well. For example, RocketStream could be used to accelerate the deliver of IP video to consumers, regardless of network latency. These types of uses illustrate the broad applicability and market potential for RocketStream’s core data acceleration engine and the resulting multitude of monetization opportunities that the company intends to pursue.

Aviation Broadband

Voyant’s Aviation Broadband business is aimed at bringing true broadband connectivity to commercial air passengers in flight. We intend to provide an array of network-based products and services while airborne, including Internet access, e-mail, PDA access, and dedicated advertising and multimedia content. According to independent industry analysts, commercial airline Internet connectivity is expected to become a billion dollar market by 2012, and our plan is to take advantage of this by building an end-to-end network providing connectivity at data rates significantly higher than those of our competitors at similar price points.

We plan to be a network owner/operator in this market, not just an equipment provider. We believe that this will unlock significantly greater value by allowing us to monetize all of the traffic through the network, as well as the broadband equipment itself.

Most of our competitors rely on satellites to provide in-flight connectivity to airplanes.  Due to the high cost of satellite bandwidth, we believe that these competitors will not be able to scale their service offerings to market-demanded data rates at acceptable cost point. Voyant’s solution involves connectivity directly from the airplane to the ground.  While this scheme limits our solution to intra-continental air travel, Voyant’s technology is expected to enable us to provide such connectivity at a much higher data rate, and therefore a far lower cost/bit, than competing solutions. The result is that intra-continental airplane passengers will enjoy a true broadband experience and remain as connected in flight as they are in their homes and offices.

•

In March of 2008, Voyant International Corporation and Harris Corporation signed a Letter of Intent to collaborate on serving the aviation broadband market. As a first step in this partnership, Harris is providing Voyant with access to its advanced software-defined radio (SDR) technology.

•

The Aviation Broadband market is expected to reach one billion dollars by 2012 as predicted by Multimedia Intelligence.

•

Continental Europe, United States, parts of Asia, and Australia are the markets of particular interest to Voyant. Flights that remain within these regions make up over 82% of commercial airplane flights.

•

Voyant has successfully completed the first flight test of this aviation broadband technology.

White Space Radio

Voyant is drawing on its intellectual property and expertise in the field of wireless technologies to produce novel, remotely configurable, broadband radios that operate in the so-called white space portion of the spectrum between VHF and UHF television stations. The Federal Communications Commission (FCC) has mandated that all television broadcasters cease analog broadcasting in February, 2009, opening up significant amounts of additional white space. This frequency range supports high-capacity, long-range wireless communications, and the release of this spectrum is expected to opportunities for large new markets. Voyant has positioned itself to be a leader in these new markets by leveraging its considerable stable of wireless technology and know-how to become an early entrant in this nascent market.

Voyant has received a $2 million initial purchase order, from a party undisclosed for competitive reasons, to develop and produce advanced white space radios (WSRs). This first of Voyant’s next-generation radios will be a custom-designed white space radio used for “green,” energy-efficient, utility and power management. This flexible WSR design can easily be adapted for a host of new, high-capacity, long-range and reliable wireless services, including so-called WiFi 2.0 applications. In fact, the broad spectral capability of Voyant’s WSR design will also make it usable by auction winners of the lower and upper 700 MHz bands, as well as in the 900 MHz unlicensed band.

Voyant Productions

Voyant Productions is a business unit dedicated to the production and aggregation of digital media content, potentially including feature-length motion pictures, television, Internet, and short form content. This business unit intends to combine its knowledge of and contacts in the media industry with Voyant’s unique know-how and intellectual property to produce compelling new content that enhances the entire value chain from concept to consumer.

Ongoing Opportunity Evaluation

As a holding company, Voyant continually evaluates new opportunities at the intersection of media and technology.  Our core expertise is the ability to combine disparate technologies and skill sets to achieve novel results and create new value. Voyant is currently evaluating a significant number of such new opportunities and intends to announce those business activities that it chooses to pursue as competitive and regulatory constraints permit.

Results of Operations

Six-Month Period Ended June 30, 2008

We had $148,166 in revenue for the six months ended June 30, 2008, most of which was from the sale of our RocketStream products, compared with $15,360 for the corresponding period ended June 30, 2007. We also earned revenue from development under our contract with Proginet and related to services in the Wireless segment. Due to non-cash charges, our net loss declined for the period from 2007. For the six months ended June 30, 2008 our net loss was $5,776,753, as compared to $6,374,548 for the same period in 2007. Our non-cash charges for the six months ended June 30, 2008 and 2007 included $1,471,443 and $4,237,748, respectively, related to issuing stock options to our officers and employees. These costs were calculated using the Black Scholes method to value stock options issued to employees. For the six months ended June 30, 2008 and 2007, we also incurred non-cash charges relating to stock and warrants issued for services ($886,709 and $186,044, respectively) and amortization of debt issue costs ($611,054 and $0, respectively).

The detail of our spending is as follows:

•

Research and development spending increased to $1,088,279 in 2008 from $853,260 in 2007; actual cash spending was $423,079. The difference in reported and actual spending is due to non-cash charges associated with the issuance of stock options, which totaled $602,804, and accrued wages and related of $52,397. The balance of the spending was for developer and professional services, which totaled $103,560.

•

Our sales and marketing expenses increased to $644,441 in 2008 from $580,206 in 2007, the actual cash spending was $249,050. The difference from reported and actual cash spending is due mainly to non-cash charges associated with the issuance of stock options, which totaled $355,287. During the period we paid cash wages of $145,738 and fees to consultants of $36,806. We incurred advertising costs of $39,133 related to on-line advertising for our RocketStream products.

•

Our general and administrative expenses were $2,331,560 for the six months ending June 30, 2008 compared to $4,926,734 for the comparable period in 2007; actual cash spending was $787,855. Expenses were comprised of wages of $376,530 (of which $78,652 were accrued), non-cash costs associated with the issuance of stock options of $513,352, and accrued executive bonuses of $125,000. Other employment related costs include the reimbursement of health care of $48,190. In addition, we incurred legal fees of $252,757 ($242,541 of which will be paid in common stock) and investor relations and advisory services of $479,374 (of which $406,933 was paid in common stock).

Total interest expense for the six months ending June 30, 2008 and 2007 was $1,600,660 and 28,908, respectively, and included $63,380 and $13,586, respectively of beneficial conversion expense related to the Notes, $626,808 and $0, respectively related to the Warrants issued in conjunction with the issuance of notes, and $611,054 and $0, respectively, relating to amortization of debt issue costs. Actual cash interest costs were $11,167 and $13,853, respectively.

Three-Month Period Ended June 30, 2008

We had $133,489 in revenue for the three months ended June 30, 2008, most of which was from the sale of our RocketStream products, compared with $15,360 for the corresponding period ended June 30, 2007. We also earned revenue from development under our contract with Proginet, and related to services in the Wireless segment. Due to non-cash charges our net loss increased for the period from 2007. For the three months ended June 30, 2008 our net loss was $3,336,794 as compared to $1,986,869 for the same period in 2007. Our non-cash charges for the quarter ending June 30, 2008 included $478,898 related to the amortization of debt issue costs, including a credit of $58,693 due to the extension of the term of MapleRidge Bridge, compared to $0 for the comparable quarter in 2007. It also includes the use of stock and warrants for services of $754,238.

The detail of our spending is as follows:

•

Research and development spending increased to $523,767 in 2008 from $475,528 in 2007; actual cash spending was $213,635. The difference in reported and actual spending is due to non-cash charges associated with the issuance of stock options, which totaled $300,133, and stock used to pay for services of  $10,000.

•

Our sales and marketing expenses decreased to $327,745 in 2008 from $347,900 in 2007; the actual cash spending was $147,025. The difference from reported and actual cash spending is due to non-cash charges associated with the issuance of stock options, which totaled $180,720. During the period we paid wages of $91,572 and fees to consultants of $10,806. We incurred advertising costs of $23,928 related to on-line advertising for our RocketStream products.

•

Our general and administrative expenses were $1,265,360 and $1,172,304 for the quarters ending June 30, 2008 and 2007, respectively; actual cash spending was $436,807. Expenses were comprised of wages of $189,25), costs associated with the issuance of stock options of $273,385, and accrued executive bonuses of $62,500. Other employment related costs include the reimbursement of health care of $24,408. In addition, we incurred legal fees of $123,159 ($119,620 of which will be paid in common stock) and investor relations and advisory services of $328,609 (of which $274,077 was paid in common stock).

•

Total interest expense for the three months ended June 30, 2008 of $1,093,118 related primarily to non-cash charges for amortization of debt discount and debt issue costs ($933,846). For the three months ended June 30, 2007, the cash interest expense amounted to $6,497.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of ($893,749) as compared to working capital of ($1,655,313) at December 31, 2007. During the six months ended June 30, 2008, net cash used in operations was $1,531,042 and consisted principally of a net loss of $5,776,753 and was offset by stock based compensation of $1,471,443, stock based services of $548,671, depreciation and amortization of intangibles of $37,958, amortization of debt issue costs of $611,054, amortization of debt discount of $725,120 and a loss on settlement of debt of $223,740. The balance sheet accounts provided $627,725 in working capital through normal operations, including increases in deferred income and accrued liabilities of $229,667 and $211,264, respectively.

Our current cash on hand at June 30, 2008 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support our continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise the additional financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting discussed immediately below.

Changes in Internal Control Over Financial Reporting

No change in Voyant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 12, 2008, a former note holder, Joseph Montesi, filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV). Mr. Montesi is alleging claims for breach of contract and misrepresentation and seeks money damages. Mr. Montesi's Complaint focuses upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002. On April 14, 2008, the Company filed a Motion to dismiss certain claims alleged in the Complaint, which remains pending before the Court. Subsequent to the period ended June 30, 2008 the Company resolved this dispute with Montesi.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008 we issued 3,288,810 shares of common stock to various noteholders for the repayment of debt and interest. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended June 30, 2008 we issued 2,428,424 shares of common stock to various note holders for services. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended June 30, 2008 we issued 2,296,420 shares of common stock for investment banking services related to the Blue Heron Bridge loan (see Part 1, Item 1, Note 6, Notes Payable). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended June 30, 2008 we issued 2,661,250 shares of common stock in exchange for the exercise of 3,786,000 warrants. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended June 30, 2008 we issued 1,388,820 shares of common stock in conjunction with a customer agreement. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 18, 2008 the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State amending its Articles of Incorporation by increasing the authorized shares of common stock of the Company from 260,000,000 to 300,000,000.  On July 18, 2008 the Company also filed an Amendment to Certificate of Designation with the Nevada Secretary of State amending its Certificate of Designation by increasing the number of Series B Convertible Preferred Stock designated as Series B Convertible Preferred Stock from 1,500,000 to 1,997,000.

Item 6.

Exhibits

3.1	Certificate of Amendment to the Articles of Incorporation

3.2	Amendment to Certificate of Designation of Series B Preferred Convertible Stock

4.1	Form of Warrant dated June 9, 2008

4.2	Secured Promissory Note between the Company and Blue Heron dated June 9, 2008

10.1	Loan Agreement between the Company and Blue Heron dated June 9, 2008

10.3	Security Agreement between the Company and Blue Heron dated June 9, 2008

10.4	Intercreditor Agreement between Blue Heron and WAA LLC and acknowledge by the Company dated June 9, 2008

31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYANT INTERNATIONAL CORPORATION

Dated: August 6, 2008	/s/ Dana R. Waldman
Dana R. Waldman
Chief Executive Officer