Form 10-Q
period 2008-09-30
Voyant International CORP
filed 2008-11-17
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 33-26531-LA

———————

VOYANT INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

NEVADA	88-0241079
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 156,300,086 issued and outstanding as of November 7, 2008.

VOYANT INTERNATIONAL CORPORATION

FORM 10-Q

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

3

Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007

3

Condensed Consolidated Statements Of Operations for the Three and Nine Months Ended
September 30, 2008 and 2007

4

Condensed Consolidated Statements Of Cash Flows for the Three and Nine Months Ended September 30, 2008
and 2007

5

Notes To Condensed Consolidated Financial Statements

7

Item 2.        Management's Discussion and Analysis or Plan of Operations.

16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.        Controls and Procedures

19

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

21

Item 1A.     Risk Factors

21

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.        Defaults Upon Senior Securities

21

Item 4.        Submission of Matters to a Vote of Security Holders

21

Item 5.        Other Information

21

Item 6.        Exhibits

22

SIGNATURES

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31 2007
Assets
Current Assets
Cash and cash equivalents	$233,592	$73,556
Accounts receivable	40,194	4,275
Prepaid expenses	27,850	25,638
Deposits	6,441	––
Debt Issue Cost	581,718	––
Total Current Assets	889,795	103,469
Non-Current Assets
Intangible assets, net	875,410	925,549
Property and equipment, net	35,833	13,745
Other Assets	41,107	––
Total Assets	$1,842,145	$1,042,763

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$148,199	$188,257
Accrued liabilities	147,002	86,643
Deferred income	288,000	––
Due to officers	176,873	589,081
Due to related party	50,000	20,000
Notes payable, net of discount of $804,627 and $2,178, respectively	2,105,791	310,024
Convertible debt, net of discount of $10,932 and $62,270, respectively	434,986	264,777
Shares to be issued	170,000	––
Settlements payable	123,262	300,000
Total Current Liabilities	3,644,113	1,758,782
Long-Term Liabilities:
Notes Payable - Officers	204,033	357,058
Total Liabilities	3,848,146	2,115,840
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized; 1,531,870 and 1,007,774 shares, respectively, issued and outstanding	1,532	1,008
Common stock, $.001 par value; 300,000,000 shares authorized; 153,734,842 and 126,807,305 shares, respectively, issued and outstanding	153,736	126,808
Additional paid in capital in excess of par value	42,893,691	34,436,606
Deferred compensation	(115,145)	(308,973)
Shares issued as a deposit for asset acquisition	(425,000)	––
Accumulated deficit	(44,514,815)	(35,328,526)
Total stockholders’ equity (deficit)	(2,006,001)	(1,073,077)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,842,145	$1,042,763

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$177,680	$7,420	$325,846	$22,780
Cost of Revenue	13,315	––	43,315	––

Gross profit	164,365	7,420	282,531	22,780

Operating Expenses:
Research and development	729,766	519,643	1,818,045	1,372,903
Sales and marketing	371,526	421,569	1,015,967	1,001,775
General and administrative	1,140,566	1,616,763	3,427,565	6,543,497
Total operating expenses	2,241,858	2,557,975	6,261,577	8,918,175

Loss from Operations	(2,077,493)	(2,550,555)	(5,979,046)	(8,895,395)

Non-Operating Income (Expense):
Interest expense	(892,583)	(146,396)	(2,493,243)	(175,304)
Loss on settlements	(439,460)	(508,402)	(713,200)	(508,402)
Total non-operating income (expense)	(1,332,043)	(654,798)	(3,206,443)	(683,706)

Loss Before Income Taxes	(3,409,536)	(3,205,353)	(9,185,489)	(9,579,101)
Provision for Income Taxes	––	––	(800)	(800)
Net Loss	$(3,409,536)	$(3,205,353)	$(9,186,289)	$(9,579,901)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.03)	$(0.07)	$(0.08)

Weighted Average Common Shares – Basic and Diluted	148,871,611	121,413,126	139,138,277	117,830,989

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(9,186,289)	$(9,579,901)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	693,269	1,033,405
Share based compensation	2,232,737	5,090,721
Depreciation	7,370	1,710
Loss on settlement of debt	292,710	508,402
Amortization of debt discount	1,156,612	141,388
Amortization of debt issue costs	944,813	––
Amortization of intangible assets	50,139	49,956
Changes in operating assets and liabilities
Accounts receivable	(35,919)	(1,780)
Prepaid expenses and other current assets	(18,653)	24,386
Other assets	(31,107)	(21,139)
Accounts payable	678,944	274,241
Settlements payable	50,000	(20,954)
Due to officers	158,863	(17,535)
Deferred income	288,000	––
Accrued liabilities	287,814	340,305
Other payables	30,000	460,263

Net cash used in operating activities	(2,400,697)	(1,716,532)

Cash Flows from Investing Activities
Acquisition of property and equipment	(29,458)	(18,575)

Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	3,176,373	775,000
Repayment of notes payable and convertible debt	(178,600)	––
Payment of debt issue costs	(355,521)	––
Repayment of Notes payable to officers	(150,000)	––
Proceeds from warrants exercised	––	440,000
Common stock issued for cash	100,000	600,000
Common stock repurchased	(2,061)	––

Net cash provided by financing activities	2,590,191	1,815,000

Net increase in cash and cash equivalents	160,036	79,893
Cash and Cash Equivalents, beginning of period	73,556	59,700
Cash and Cash Equivalents, end of period	$233,592	$139,593

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Continued)

	Nine Months Ended September 30,
	2008	2007
Supplemental Disclosure of Cash Paid for:
Interest	$15,257	$––
Income Taxes	$6,400	$––

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to retire accounts payable	$1,259,339	$413,702
Shares issued in exchange for convertible notes	$527,125	$280,000
Officers' notes converted to preferred	$574,096	$––
Shares issued for deferred compensation	$210,000	$––
Shares issued for deposit	$425,000	$––

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended September 30, 2008 and 2007

(Unaudited)

Note 1 - Description of Business

Voyant International Corporation (“Voyant”, “the Company”, “we”, “our”, “us”) is incorporated in Nevada. We were a development stage company from January 1, 2003 (inception) through December 31, 2007.

We are a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of September 30, 2008, we had one active wholly-owned direct subsidiary, Rocketstream Holding Company, and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock. We also have one active wholly-owned indirect subsidiary, RocketStream, Inc., which is wholly owned by RocketStream Holding Company.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-KSB filed on April 7, 2008.

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

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 105,695,717 and 56,183,779 shares at September 30, 2008 and 2007, respectively.

Development Stage Activities - Prior to the nine months ended September 30, 2008, the Company was a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development State Enterprises. Effective January 1, 2008 the Company is no longer a development stage entity. The Company’s efforts through December 31, 2007, have been primarily organizational, directed at acquiring certain assets, raising capital and developing its business plan. Prior to commencement of operations on January 1, 2008, the Company was also focused on completing its reporting requirements, and disposing of certain liabilities and obligations from prior management.

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

New Accounting Pronouncements -

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after December 31, 2008.

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

In May, 2008, the FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May, 2008, the FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 15, 2008. The Company does not believe this pronouncement will impact its financial statements.

Note 3 - Property and Equipment

At September 30, 2008 and December 31, 2007, property and equipment consist of:

	September 30,	December 31,
	2008	2007
	(unaudited)
Office equipment	$48,033	$18,575
Less accumulated depreciation	(12,200)	(4,830)
	$35,833	$13,745

Depreciation expense for the three months ended September 30, 2008 and 2007 was $2,716 and $1,272, respectively. For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $7,370 and $1,710, respectively.

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

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the three months ending both September 30, 2008 and 2007 was $16,835. For the nine months ended September 30, 2008 and 2007, amortization expense amounted to $50,139 and $49,956, respectively. The intangible asset net of accumulated amortization as of September 30, 2008 and December 31, 2007 is $875,410 and $925,549, respectively.

The amortization of these intangible items over the next five years ending December 31 is as follows:

Year	Amount
2008	$66,973
2009	66,790
2010	66,790
2011	66,790
2012	66,790

Note 5 – Notes Payable

At September 30, 2008 and December 31, 2007, notes payable consist of:

	September 30, 2008	December 31, 2007
	(unaudited)
Unsecured promissory note, due January 5, 2008, interest at 12% per annum	$7,824	$––
Secured note, interest at 18% per annum	––	150,000
Unsecured note, interest at 12% per annum	––	150,000
Brown Family Trust bridge loans*	2,702,703	––
	2,710,527	300,000
Accrued interest	199,891	12,202
Less: debt discount	(804,627)	(2,178)

	$2,105,791	$310,024

———————

* The Brown Family Trust bridge loans includes the former MapleRidge bridge loan and the Blue Heron bridge loan

MapleRidge Bridge Loan (now “The Brown Family Trust First Bridge Loan”, as noted below)

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

•

All principal and any accrued but unpaid interest is due on the earlier of October 26, 2008; or the date on which Voyant has received an aggregate of $2,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the MapleRidge Bridge closing date, in one or a series of transactions.

After the expiration of the term of the MapleRidge Bridge loan, MapleRidge may convert amounts due under the loan to shares of our common stock (“Common Stock”) at $.08852 per share. Prior to the expiration of the term MapleRidge does not have the choice to convert into Common Stock. We may require MapleRidge to convert the MapleRidge Bridge loan at the conversion price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.44260.

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

In connection with the MapleRidge Bridge loan, we paid placement agent and finders’ fees of approximately $264,000. We also issued warrants to purchase 10,302,757 shares of our common stock at $.11065 per share to the placement agent and finder.  The warrants issued to placement agents and finders have terms and conditions similar to those issued to MapleRidge. The Company recorded $930,697 for the warrants issued. We also issued 1,265,251 restricted common shares to the placement agent valued at $145,504. Thus, the total debt issuance cost was $1,340,283 out of which $885,857 has been expensed as of September 30, 2008. The unamortized debt issuance cost as of September 30, 2008 was $454,426.

Amended terms to MapleRidge Bridge Loan (now “The Brown Family Trust First Bridge Loan”)

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

•

The warrants were given a cashless exercise provision where they did not previously have this option,

•

The warrants were allocated to different entities all essentially owned by the same people, and

•

The holder was changed from MapleRidge to Blue Heron, and then subsequently to The Brown Family Trust.

All other terms and conditions of the MapleRidge Bridge remain unchanged.

Blue Heron Bridge Loan (now “The Brown Family Trust Second Bridge Loan”)

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

After the expiration of the term of the Blue Heron Bridge loan, Blue Heron may convert amounts due under the loan to shares of our Common Stock at $.14112 per share. Prior to the expiration of the term MapleRidge does not have the choice to convert into Common Stock. We may require Blue Heron to convert the Blue Heron Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.70560.

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

Blue Heron assigned its rights under the Loan to The Brown Family Trust upon the making of the Note. Also, Blue Heron assigned the warrants issued to it in the Blue Heron Bridge to different entities all essentially owned by the same people and the borrower was changed from Blue Heron to Brown Family Trust.

During the nine months ended September 30, 2008 the total amortization of debt issue costs for both The Brown Family Trust First and Second Bridge Loans totaled $944,813, and the total amortization of interest expense related to the issuance of warrants is $948,167.

Note 6 – Convertible Debt

At September 30, 2008 and December 31, 2007, convertible debt consists of:

	September 30, 2008 (unaudited)	December 31, 2007
Unsecured convertible notes, interest between 8% and 12% per annum, due at various dates in 2008	$430,170	$320,000
Accrued interest	15,748	7,047
Less: debt discount	(10,932)	(62,270)

	$434,986	$264,777

During the nine months ended September 30, 2008, we issued approximately $474,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrue interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes are due at various dates and are generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest can be convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock is at the sole election of the Note holder, and the conversion price will be calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price. The discounts range from 25 to 35% of the average closing price.

The Notes include Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.11 to $0.85 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is approximately 3 years. As of September 30, 2008 we had issued 930,040 Note Warrants in connection with the above Notes, and none have been exercised.

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

For the nine months ended September 30, 2008, we recorded $58,795 of debt discount and $63,380 of beneficial conversion. Related interest expense amounted to $173,513 during the period.

The holders of the Notes and Note Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”).

Note 7 – Related Party Transactions

Current amounts due to related parties at September 30, 2008 and December 31, 2007 consist of:

	September 30, 2008 (unaudited)	December 31, 2007
Due to officers – wages (accrued and unpaid base wages)	$59,373	$348,879
Due to officers – expenses to be reimbursed	-	40,202
Due to officers – executive bonuses (accrued and unpaid)	117,500	200,000
	176,873	589,081
Due to related party	50,000	20,000
	$226,873	$609,081

All the above payables are interest free, unsecured and due on demand.

Long term liabilities totaled $204,033 and $357,058 at September 30, 2008 and December 31, 2007 respectively, and represent a note in the original principal amount of $300,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. Accrued and unpaid interest as of September 30, 2008 amounted to $4,033. During the nine months ended September 30, 2008, $150,000 of the original principal balance was repaid.

As discussed in Note 9, we issued Preferred Stock to members of the management team for the reduction of amounts due during the nine months ended September 30, 2008.

Note 8 - Settlement Payable

Settlement Payable, in the original amount of $350,000, is payable to the prior Chief Executive Officer of the Company. During the period ended June 30, 2008 we reached an agreement with the holder of the note to settle the liability in common stock. The amount of the obligation was increased by $50,000 in return for a full release of all claims and future claims. We have issued 1,450,000 shares of common stock and reduced the amount of the obligation to $123,262 at September 30, 2008. We are obligated to continue issuing common stock through December 15, 2008, or until we fully satisfy the obligation.

Note 9 - Stockholders' Equity

Common Stock

We have 300,000,000 shares of Common Stock authorized pursuant to a Certificate of Amendment to the Articles of  Incorporation dated July 18, 2008 increasing out authorized Common Stock from 260,000,000 to 300,000,000. During the nine months ended September 30, 2008, we issued common stock as follows:

•

During the nine months ended September 30, 2008 we issued 6,351,667 shares of common stock to various note holders for the repayment of debt and interest.

•

During the nine months ended September 30, 2008 we issued 7,579,456 shares of common stock for settlement of accounts payable.

•

During the nine months ended September 30, 2008 we issued 2,386,230 shares of common stock for services.

•

During the nine months ended September 30, 2008 we issued 3,794,180 shares of common stock for investment banking and financial advisory services related to the Blue Heron Bridge (Note 6, Notes Payable).

•

During the nine months ended September 30, 2008 we issued 3,191,250 shares of common stock in exchange for the exercise of 4,521,738 warrants.

•

During the nine months ended September 30, 2008 we issued 1,900,000 shares of common stock in conjunction with deferred services.

•

 During the nine months ended September 30, 2008, we sold 1,388,820 shares for $100,000.

As of September 30, 2008 we had 153,734,842 shares of Common Stock issued and outstanding.

Preferred Stock

We have a total of 2,000,000 shares of Preferred Stock authorized. 3,000 shares of our Preferred Stock are designated as Series A Convertible Preferred Stock of which, as of September 30, 2008, 3,000 shares of Series A Convertible Preferred stock are issued and outstanding.  Pursuant to an Amendment to the Certificate of Designation dated July 18, 2008, 1,997,000 shares of our Preferred Stock are designated as Series B Convertible Preferred Stock of which 1,531,870 shares of Series B Convertible Preferred stock are issued and outstanding. During the nine months ended September 30, 2008 we issued 524,096 new shares of Series B Convertible Preferred Stock to members of the management team in return for the reduction or exchanged of $574,096 in amounts due management through accrued wages or executive bonus.

Note 10 – Options and Warrants

Stock Option Plan

In July 2006, our board of directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to our employees. Under the terms of the 2006 Plan, under which 10,000,000 shares of common stock are reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. The board also approved the cancellation of the 2000 Plan such that no new options could be issued under that plan. During the period ending September 30, 2008 the shares available under the plan were increased to 20,000,000.

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

The following table summarizes the options outstanding as of September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	26,550,000	$0.40	–
Granted	3,135,000	$0.14
Exercised	–
Forfeited/Canceled	(2,000,000)))	–	–
Outstanding, September 30, 2008	27,685,000	$0.10	$1,114,550
Exercisable at September 30, 2008	21,351,151	$0.10	-

The options outstanding at September 30, 2008 have a weighted average remaining life of 8.33 years. During the nine months ended September 30, 2008, the Company modified the exercise price of 24,550,000 share options held by 10 employees, to $0.09 per share. As a result of that modification, the Company recognized additional compensation expense of approximately $49,000 for the nine months ended September 30, 2008.

Compensation expense relating to employee stock options recognized for the nine months ended September 30, 2008 and 2007 was $2,232,737 and $4,237,748 respectively.

Warrants

The following table summarizes the warrants outstanding as of September 30, 2008:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	30,223,964	$0.14	$903,062
Granted	132,433,600	$0.15	--
Forfeited/Canceled/Exercised	(84,646,847)	$0.14	--
Outstanding, September 30, 2008	78,010,717	$0.15	$1,787,831

All the above warrants are exercisable as of September 30, 2008.

Note 11 - Commitments and Contingencies

Lease Agreement

On February 27, 2008 we entered into a 27-month lease agreement with a third party for 1,818 square feet of office space located in Mountain View, California. The agreement commenced April 15, 2008 and requires monthly lease payments of $8,181, which escalate to $8,849 through July 31, 2010.

Future minimum lease payments under this operating lease in Mountain View, California, as of September 30, 2008, are as follows:

Year	Minimum Lease Payment
2008	24,543
2009	100,952
2010	60,750
$186,245

We incurred $24,578 in rent expense under this lease for the period ending September 30, 2008.

Note 12 – Legal Proceedings

During the quarter we were not involved in any legal proceedings except as follows:

On February 12, 2008, a former note holder, Joseph Montesi, filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV). Mr. Montesi is alleging claims for breach of contract and misrepresentation and seeks money damages. Mr. Montesi's Complaint focuses upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002. During period ended September 30, 2008 the Company resolved this dispute with Montesi. In return for a full release of all claims and liabilities, we paid Mr. Montesi $70,000 in cash, and agreed to provide him common stock with a market value of $170,000 based on the current market price, at the date of our choosing, between now and December 15, 2008. We also gave him 250,000 shares of common stock, a warrant to purchase 500,000 shares of common stock at $0.15, and a warrant to purchase 250,000 shares of common stock at $0.25.

On June 30, 2008, ADAPT4, LLC, a Florida limited liability company and Investors Life Insurance Corporation, a Turks and Caicos corporation, filed suit in the Circuit Court of the Eighteenth Judicial Circuit, in and for Brevard County, Florida against Edward C. Gerhardt and Voyant International Corporation, a Nevada corporation, alleging violation of the Florida Uniform Trade Secrets Act, §688.01, et seq., Florida Statutes, for misappropriation of trade secrets, which suit seeks permanent injunctive relief and damages against Voyant International Corporation, a Nevada corporation. Voyant denies any liability and intends to defend itself against this frivolous lawsuit.

We are not aware of other outstanding litigation as of November 7, 2008.

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

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2009 The Company anticipates that revenue from normal operations will occur in 2008 and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2009. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Note 14 – Subsequent Events

The Brown Family Trust Third Bridge Loan

Subsequent to September 30, 2008, we entered into an additional loan of $1,000,000 with The Brown Family Trust (the “Brown Family Third Bridge”). The Loan Agreement with The Brown Family Trust (“Brown Family”) has terms substantially similar to those with MapleRidge, and as follows:

•

Interest on the loan is 15% annually (calculated on the basis of the actual number of days elapsed over a year of 360 days), payable on each 30 day anniversary of the closing date.

•

All principal and any accrued but unpaid interest is due on the earlier of October 9, 2009; or the date on which Voyant has received an aggregate of $3,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the Loan Closing Date, in one or a series of transactions.

After the expiration of the term of the Brown Family Third Bridge loan, Brown Family may convert amounts due under the loan to shares of our Common Stock at $.11000 per share. Prior to the expiration of the term MapleRidge does not have the choice to convert into Common Stock. We may require Brown Family to convert the Brown Family Third Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.55000.

We also issued warrants to Blue Heron which entitle them to purchase 8,181,818 shares of our common stock at $.01000 per share and 2,727,272 shares of our common stock at $.13750 per share. The warrants are exercisable for a period of five years from the closing date. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date and to cause that registration statement to become effective not later than 180 days after the closing date. If we are advised by legal counsel that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction prior to the effectiveness of the registration statement, the filing deadline will be delayed until within 10 business days following the earlier of (a) the completion of any larger PIPE financing following the Loan and (b) the day on which we no longer are so advised that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction.

In connection with the Brown Family Third Bridge loan, we paid placement agent and finders’ fees of approximately $130,000. We also agreed to issue 1,018,182 common shares to the placement agent.  We also agreed to issue 3,636,363 warrants to the finder. The warrants issued and to be issued to the finder has terms and conditions similar to those issued to Brown Family.

Brown Family assigned the warrants issued to it in the Brown Family Third Bridge to different entities all essentially owned by the same people.

Shares Issued as a Deposit for an Asset Acquisition

Subsequent to September 30, 2008 we entered into a non-binding letter agreement with a third party for a right to consider a particular purchase of a set of assets of a business unit from a seller who has undergone a substantial reorganization. The third party is acting as a business broker and advisor on the transaction. The deposit is recoverable so long as the potential parties involved meet certain milestones and objectives. We may or may not consummate a transaction. We issued we issued 2,833,334 shares in conjunction with this agreement.

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

Overview

Voyant International Corporation is a holding company that identifies and combines emerging digital technologies and new media properties to capitalize on large market opportunities. We excel at identifying opportunities in these emerging technologies that others may miss, and we operate at the intersection of digital media and technology. Our unique and multi-faceted business structure contributes to our success. The nature of our business model combines elements of a venture investor, an incubator, and a business operator, all while being a publicly traded company.

Over the years, Voyant has acquired a multitude of patents and technologies, many of which have been re-aligned to address new, large commercial market applications that range from aviation broadband services to data acceleration transfer to new radio spectrum opportunities. Our leading-edge technologies and the strong foundation of our management team give us the ability to exploit a  disconnect between digital media content and technology. The media and technology industries are two of the largest and most dynamic industries in the world, and Voyant sees these fields as complementary. Given the current rapid transformation to a digital world, Voyant plans to capitalize on these changing dynamics by leveraging its intellectual property, strategic acquisitions, and industry relationships to streamline and enhance the way businesses and consumers interact with digital content.

Plan of Operations

Voyant has several business units and subsidiaries. Currently, we have active programs in the following areas:

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

RocketStream’s first product was introduced to the market in March, 2007. This software product suite is targeted at enterprise users and provides file transfer acceleration, automation and security functions. Users can set up hot folders, synchronize files with remote servers, and schedule file transfers in advance, all while relying on RocketStream’s on-the-fly encryption and lossless compression to move data securely and reliably. This product can be used to send large files over long distances, which can be applied to the large market verticals such as oil and gas, mining, entertainment, legal, financial services, military, and medical. Though not our primary focus, we currently sell RocketStream as a discrete software product through a combination of direct sales and a global value-added reseller (VAR) network.

RocketStream’s primary focus extends far beyond discrete product sales, to the embedding of its technology into third-party applications. This effort, which has already begun, is intended to place the RocketStream engine within a host of industry-specific software offerings, greatly extending the reach of the technology. In this fashion, RocketStream intends to leverage its customers’ diverse array of marketing resources, thereby opening multiple avenues for recurring revenue streams.

•

In June of 2008 RocketStream announced a new partnership agreement with Proginet Corporation, a leading developer of enterprise software for advanced managed file transfer and security applications. Under the terms of the agreement, the companies are embedding RocketStream’s technology for data transfer acceleration into the CyberFusion Integration Suite (CFI)™, Proginet’s flagship solution for advanced managed file transfer (MFT), to deliver ultra-fast file transfer capabilities to customers worldwide. Through this partnership Proginet also resells RocketStream’s discrete products through its distribution network and through an online e-commerce site. This partnership will give Voyant a new revenue stream in the MFT industry and provides for further development of the RocketStream technology and the tools to embed it.

•

In August 2008 RocketStream and Voyant announced the hiring of Jay Elliot, who has been appointed Voyant’s General Manager of Software Products and Services. As part of his responsibilities for managing Voyant’s software businesses, Mr. Elliot became the President of RocketStream. Mr. Elliot comes to Voyant with over 30 years of operations experience at some of Silicon Valley’s best-known technology companies. He served as senior vice president of operations at Apple Computer, overseeing the development of the original Macintosh software, which raised Apple’s revenue from $150M to over $2B. He has served as director of IBM’s 16,000-employee Santa Teresa software laboratory and as director of Intel’s California operations. More recently, Mr. Elliot was the founder of Migo Software, a pioneer of content synchronization software and a global provider of content mobility software that is now distributed by several industry-leading companies, including Kingston, HP, and Memorex.

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

Aviation Broadband

Voyant’s Aviation Broadband business is aimed at bringing true broadband connectivity to commercial air passengers in flight. We intend to provide an array of network-based products and services while airborne, including Internet access, e-mail, PDA access, and dedicated advertising and multimedia content. According to independent industry analysts, commercial airline Internet connectivity is expected to become a billion-dollar market by 2012, and our plan is to take advantage of this market by building an end-to-end network providing connectivity at data rates significantly higher than those of our competitors at similar price points.

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

•

Voyant International Corporation and Harris Corporation have a collaboration to address the aviation broadband market. This collaboration began with a Letter of Intent that was signed in March of 2008 and was subsequently formalized in a Definitive Agreement that was signed in September of 2008.  As part of this partnership, Harris is providing Voyant with access to its advanced software-defined radio (SDR) technology, access to test aircraft, collaboration on in-flight technology testing, and potential access to Harris’ considerable terrestrial network infrastructure.

•

The Aviation Broadband market is expected to reach one billion dollars by 2012, according to industry analyst firm Multimedia Intelligence.

•

Continental Europe, United States, parts of Asia, and Australia are the markets of particular interest to Voyant. Flights that remain within these regions make up over 82% of commercial airplane flights.

•

Voyant has successfully completed the first flight tests of this aviation broadband technology, demonstrating both streaming video and file transfers from an aircraft in flight to a ground station.

Next-Generation Radios

Voyant is drawing on its intellectual property and expertise in the field of wireless technologies to produce novel, remotely configurable, broadband radios that are capable of operating in the so-called white space portion of the spectrum between VHF and UHF television stations. The Federal Communications Commission (FCC) has mandated that all television broadcasters cease analog broadcasting in February, 2009, opening up significant amounts of additional white space. This frequency range supports high-capacity, long-range wireless communications, and the release of this spectrum is expected to opportunities for large new markets. Voyant has positioned itself to be a leader in this new white space radio (WSR) market by leveraging its considerable stable of wireless technology and know-how to become an early entrant in this nascent market.

Voyant has received a $2 million initial purchase order, from a party undisclosed for competitive reasons, to develop and produce frequency-agile radios based on Voyant’s WSR technology. This first of Voyant’s next-generation radios will be a custom-designed radio used for “green,” energy-efficient, utility and power management. This flexible radio design can easily be adapted for a host of new, high-capacity, long-range and reliable wireless services, including so-called WiFi 2.0 applications.  In fact, the broad spectral capability of Voyant’s radio design will also make it usable by auction winners of the lower and upper 700 MHz bands, as well as in the 900 MHz unlicensed band.

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

Results of Operations

Nine-Month Period Ended September 30, 2008

We had $325,846 in revenue for the nine months ended September 30, 2008, compared with $22,780 for the corresponding period ended September 30, 2007. Our revenue was derived from the sale of our RocketStream products $208,909, earned revenue $40,000 from development under our contract with Proginet, and $72,000 related to services in the Wireless segment. For the nine months ended September 30, 2008 our net loss was $9,186,289, as compared to $9,579,901 for the same period in 2007. Our non-cash charges for the nine months ended September 30, 2008 and 2007 included $2,232,737 and $5,090,721, respectively, related to issuing stock options to our officers and employees. These costs were calculated using the Black Scholes method to value stock options issued to employees. For the nine months ended September 30, 2008 and 2007, we also incurred non-cash charges relating to stock and warrants issued for services ($693,269 and $1,033,405, respectively) and amortization of debt issue costs ($944,813 and $0, respectively).

The detail of our spending is as follows:

•

Research and development spending increased to $1,818,045 in 2008 from $1,372,903 in 2007; however the actual cash spending was $826,483. The difference in reported and actual spending is due to non-cash charges associated with the issuance of stock options, which totaled $913,139, and accrued wages and related of $64,898. Cash spend for wages was $399,470 and Professional Services was $166,089.

•

Sales and marketing spending increased slightly to $1,015,967 in 2008 from $1,001,775 in 2007, the actual cash spending was $402,605. The difference from reported and actual cash spending is due mainly to non-cash charges associated with the issuance of stock options, which totaled $560,758. During the period we paid cash wages of $203,009 and fees to consultants of $65,392. We incurred advertising and public relations costs of $91,536 related to on-line advertising for our RocketStream products.

•

General and administrative expenses were $3,427,565 for the nine months ending September 30, 2008 compared to $6,543,497 for the comparable period in 2007; actual cash spending was $1,832,515. Expenses were comprised of wages of $619,882 (of which $113,023 were accrued), non-cash costs associated with the issuance of stock options of $758,841, and accrued executive bonuses of $187,500. Other employment related costs include the reimbursement of health care of $76,978. In addition, we incurred legal fees of $322,816 ($294,347 of which was paid in common stock) and investor relations and advisory services of $664,985 (of which $555,795 was paid in common stock).

•

Total interest expense for the nine months ending September 30, 2008 and 2007 was $2,493,243 and $175,304, respectively, and included $63,380 and $13,586, respectively of beneficial conversion expense related to the Notes, $1,058,300 and $0, respectively related to the Warrants issued in conjunction with the issuance of notes, and $944,813 and $0, respectively, relating to amortization of debt issue costs. Actual cash interest was $15,257 for the nine months ending September 30, 2008.

Three-Month Period Ended September 30, 2008

We had $177,680 in revenue for the three months ended September 30, 2008 compared with $7,420 for the corresponding period ended September 30, 2007. Our revenue was derived from the sale of our RocketStream products $86,013, earned revenue of $31,667 from development under our contract with Proginet, and $60,000 related to services in the Wireless segment. Due to non-cash charges our net loss increased for the period from 2007. For the three months ended September 30, 2008 our net loss was $3,409,536 as compared to $3,205,353 for the same period in 2007. Our non-cash charges for the quarter ending September 30, 2008 included $333,759 related to the amortization of debt issue costs. It also includes the use of stock and warrants for services of $144,598

The detail of our spending is as follows:

•

Research and development spending increased to $729,766 in 2008 from $519,643 in 2007; actual cash spending was $401,930. The difference in reported and actual spending is due to non-cash charges associated with the issuance of stock options, which totaled $310,335, accrued wages of $12,501, and stock used to pay for services of $5,000. We incurred cash spending for Developer Services of $106,315 and other Professional Services of $125,630.

•

Sales and marketing spending decreased to $371,526 in 2008 from $421,569 in 2007; the actual cash spending was $153,555. The difference from reported and actual cash spending is due to non-cash charges associated with the issuance of stock options, which totaled $205,471. During the period we paid wages of $57,271 and fees to consultants of $13,392. We incurred advertising costs of $21,801 related to on-line advertising for our RocketStream products, and public relations expenses of $21,910.

•

General and administrative expenses were $1,140,566 and $1,616,763 for the quarters ending September 30, 2008 and 2007, respectively. Actual cash spending for the quarter ended September 30, 2008 was $485,613. Expenses were comprised of wages of $243,372 ($34,371 of which were non-cash), non-cash costs associated with the issuance of stock options of $245,489, and accrued executive bonuses of $62,500. Other employment related costs include the reimbursement of health care of $28,788. In addition, we incurred legal fees of $70,059 ($51,806 of which will be paid in common stock) and investor relations and advisory services of $185,612 (of which $129,506 was paid in common stock).

•

Total interest expense for the three months ended September 30, 2008 of $892,583 related primarily to non-cash charges for amortization of debt discount and debt issue costs of $765,251. For the three months ended September 30, 2008, the cash interest expense amounted to $4,089.

Liquidity and Capital Resources

At September 30, 2008, we had working capital of ($2,744,318) as compared to working capital of ($1,655,313) at December 31, 2007. During the nine months ended September 30, 2008, net cash used in operations was $2,400,697 and consisted principally of a net loss of $9,186,289 and was offset by stock based compensation of $2,232,727, stock based services of $693,269, depreciation and amortization of intangibles of $50,139, amortization of debt issue costs of $944,813, amortization of debt discount of $1,156,612 and a loss on settlement of debt of $292,710. The balance sheet accounts provided $1,407,942 in working capital through normal operations, including increases in deferred income and accrued liabilities of $288,000 and $287,814, respectively.

Our current cash on hand at September 30, 2008 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support our continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise such additional financing.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures are now effective in alerting the Company on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act due to material improvements in our internal controls over financial reporting discussed immediately below.  Since the end of the prior fiscal quarter, our Management has worked closely with its accounting and advisory consultants – Hood & Strong (“Hood”)  to correct and remedy internal weaknesses that previously caused management to determine that decisions regarding required disclosure, and the content of such disclosures, were not consistently, timely, made.  Among other things, with the assistance of Hood, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel who job includes the reconciliation of critical accounts.  Accordingly, as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are now effective.

Changes in Internal Control Over Financial Reporting

The Company has undertaken changes in its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Since the end of the prior fiscal quarter, our Management has worked closely with its accounting and advisory consultants – Hood & Strong (“Hood”) to correct and remedy material weaknesses over internal controls.  Among other things, with the assistance of Hood, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel who job includes the reconciliation of critical accounts.  Accordingly, as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are now effective.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On February 12, 2008, a former note holder, Joseph Montesi, filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV). Mr. Montesi is alleging claims for breach of contract and misrepresentation and seeks money damages. Mr. Montesi's Complaint focuses upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002. On April 14, 2008, the Company filed a Motion to dismiss certain claims alleged in the Complaint, which remains pending before the Court. During period ended September 30, 2008 the Company resolved this dispute with Montesi. In return for a full release of all claims and liabilities, we paid Mr. Montesi $70,000 in cash, and agreed to provide him common stock with a market value of $170,000 based on the current market price, at the date of our choosing, between now and December 15, 2008. We also gave him 250,000 shares of common stock, a warrant to purchase 500,000 shares of common stock at $0.15, and a warrant to purchase 250,000 shares of common stock at $0.25.

On June 30, 2008, ADAPT4, LLC, a Florida limited liability company and Investors Life Insurance Corporation, a Turks and Caicos corporation, filed suit in the Circuit Court of the Eighteenth Judicial Circuit, in and for Brevard County, Florida against Edward C. Gerhardt and Voyant International Corporation, a Nevada corporation, alleging violation of the Florida Uniform Trade Secrets Act, §688.01, et seq., Florida Statutes, for misappropriation of trade secrets, which suit seeks permanent injunctive relief and damages against Voyant International Corporation, a Nevada corporation. Voyant denies any liability and intends to defend itself against this frivolous lawsuit.

Item 1A.

Risk Factors

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008 we issued 1,379,947 shares of common stock to various noteholders for the repayment of debt and interest. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended September 30, 2008 we issued 655,489 shares of common stock to various parties for services. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended September 30, 2008 we issued 2,001,229 shares of common stock for investment banking services related to the Blue Heron Bridge loan (see Part 1, Item 1, Note 6, Notes Payable). We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended September 30, 2008 we issued 505,000 shares of common stock in exchange for the exercise of 767,815 warrants. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

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

Item 6.

Exhibits

3.1	Certificate of Amendment to the Articles of Incorporation

3.2	Amendment to Certificate of Designation of Series B Preferred Convertible Stock

4.1	Form of Common Stock Purchase Warrant dated October 14, 2008

4.2	Secured Promissory Note between the Company and The Brown Family Trust dated October 14, 2008

10.1	Loan Agreement between the Company and The Brown Family Trust dated October 14, 2008

31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYANT INTERNATIONAL CORPORATION

Dated: November 17, 2008	By:	/s/ DANA R. WALDMAN
Dana R. Waldman
Chief Executive Officer

15