Form 10-K
period 2008-12-31
Voyant International CORP
filed 2009-04-09
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

For the transition period from: _____________ to _____________

———————

VOYANT INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	33-26531-LA	88-0241079
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

444 Castro Street Suite 318, Mountain View, CA 94041

(Address of Principal Executive Office) (Zip Code)

(800) 710-6637

 (Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 pr Section 15(d) of the act. Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

 THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7.65 million based on a closing price of $0.05 per share of common stock as reported on the Over-the Counter Bulletin Board on such date. As of March 31, 2009, we had 184,291,383 shares of our Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

VOYANT INTERNATIONAL CORPORATION

FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

PART I

ITEM 1.         BUSINESS

1

ITEM 2.         DESCRIPTION OF PROPERTY

5

ITEM 3.         LEGAL PROCEEDINGS

5

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

6

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

7

ITEM 8.         FINANCIAL STATEMENTS

10

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                       FINANCIAL DISCLOSURE

33

ITEM 9A.      CONTROLS AND PROCEDURES

33

ITEM 9B.      OTHER INFORMATION

33

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

34

ITEM 11.      EXECUTIVE COMPENSATION

36

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                      RELATED STOCKHOLDER MATTERS

39

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                      INDEPENDENCE

39

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

40

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

41

Signatures

43

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the future of the industry in which Voyant International Corporation (“we,” “us,” “our,” “Voyant,” or the “Company”) operates, its product development plans, business strategy, financial estimates, continued acceptance of its products and dependence on significant distributors and customers. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue,” or the negative of such terms or other comparable terminology.

You should not place undue reliance on the forward-looking statements contained in this document. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements made in this Annual Report on Form 10-K. Forward-looking statements, particularly those concerning anticipated events relating to the development and marketing of the Company's products and services, and the timing or magnitude of those events, are inherently uncertain. The risk factors discussed below and other considerations noted throughout this Annual Report on Form 10-K could cause our actual results to differ significantly from those contained in any forward-looking statements. Among those risks are market acceptance of our products, including by our beta testers of our commercial products, competition, our ability to acquire, license or develop additional technologies or content, our ability to successfully develop and market products and services that we plan, including our physical-layer communications technologies and future versions of our RocketStream products, our ability to reach agreements for transaction for which we are engaged in negotiations and consummate those transactions, our ability to accurately identify shortcomings in the evolution of the media and entertainment industries, our ability to raise sufficient capital and our ability to protect our intellectual property. We cannot provide assurances regarding our ability to meet any sales targets, as they may be affected by many factors not within our control, including acceptance of our products by customers, competition, technological advances by others, and general economic and political issues. Further, all of the potentially adverse factors that can affect a business in our line are more likely to affect a new company than an established enterprise.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform forward-looking statements to actual results.

ITEM 1.

BUSINESS

Company Overview and History

Voyant is a holding company focused on identifying and developing business opportunities at the intersection of media content and technology. In the process, we intend to pursue various media-based technologies, media assets, and strategic partnerships in order to deliver compelling, next-generation commercial and/or consumer solutions. In July 1999, we, along with several other companies with technologies, products, and services focused on digital convergence, all merged with Commercial Labor Management, Inc., a publicly-traded company. This entity became our predecessor. Immediately following that transaction, Commercial Labor Management, Inc. changed its name to “Zeros & Ones, Inc.” Under the merger, the entities were combined into one company and were accounted for in a manner similar to a pooling of interests.

In December 2005, Mark Laisure assumed control of the Company after originally joining in May 2003. Mark Laisure currently holds the title of Executive Chairman. In November 2006, we added Dana Waldman to our Board of Directors, and in January 2007, we named Mr. Waldman as our CEO. In April 2007, we changed our name to Voyant International Corporation.

Summary of the Year End December 31, 2008

Voyant continued to refine its business model and activities throughout 2008. The Company has transformed itself into a holding company specializing in technologies pertaining to the creation, processing, distribution, and experience of digital content. Voyant’s distinctive business model now combines elements of a technology incubator, a venture investor, and a set of startup businesses, all the while remaining a publicly traded stock.

During 2008, we concentrated on five major activities, one of which is our new deal flow and the other four of which are our distinct business units. These business units were comprised of (a) our RocketStream Holding Corporation subsidiary (“RocketStream”), (b) our Voyant Aviation Broadband business unit (“VAB”), (c) our next-generation wireless radio business unit (“Voyant Wireless”), and (d) our digital media business unit (“Voyant Productions”).

RocketStream began 2008 with the release of its Macintosh-compatible software, thereby expanding the target market of our RocketStream™ file transfer acceleration software suite from the Windows user community to a larger community that includes both Windows and Macintosh users. We achieved sales of the discrete RocketStream software of $220,287 in 2008, as compared to $26,035 in 2007 (the software was only available for sale in the final three quarters of 2007).

While we continued to sell the discrete version of RocketStream as a separate product, our primary interest in RocketStream is as a middleware play, whereby we embed the core of the RocketStream technology within third-party software and hardware. In 2008, we achieve our first sale of such RocketStream middleware when we reached an agreement with Proginet, Inc. (“Proginet”) to embed elements of RocketStream within Proginet’s Cyberfusion™ Managed File Transfer software.

In 2008, we hired software-industry veteran Jay Elliot to become President of RocketStream, as well as Voyant’s General Manager of Software Products and Services. Mr. Elliot, who previously served as Senior Vice President at Apple, as well as Director at IBM and Intel, took over management of the RocketStream business from Scott Fairbairn, who departed his post as RocketStream’s previous President and Voyant’s CTO, but remained on Voyant’s Board of Directors.

In December of 2008, the RocketStream business unit launched a new product, called RocketConnect. Unlike RocketStream, which serves to accelerate data being sent over large distances by businesses, RocketConnect provides acceleration for so-called “last mile” Internet access connections used by consumers. We intend to market RocketConnect to telecommunications companies (“telcos”) and Internet Service Providers (ISPs), who will be able to use it to enhance effective Internet speeds to its customers through an inexpensive and easily deployable software solution, thereby enhancing end-user satisfaction and decreasing operating and capital costs.

We also announced our VAB business unit to the airline industry in 2008. Following the collapse of the Connexion by Boeing service in 2006, there has been no in-flight Internet access to commercial airplane passengers during flight. In 2008, several companies began service trials of Internet service to airplane passengers, but most of these services are geared toward data rates that we believe will not scale adequately with customer demand. In contrast, VAB intends to deliver a true broadband service, with data rates at an unprecedented 35 Mbps per aircraft. This amounts to at least 10 times more bandwidth at roughly the same price or lower, as compared to satellite other air-to-ground systems.

To foster the VAB business, Voyant formed a partnership with Harris Corporation in 2008. The first aspect of this partnership was a technology agreement that provides Voyant with access to Harris’ software-defined radio (SDR) technology, which is a key element in providing VAB’s high-bandwidth service. Voyant’s relationship with Harris continued to deepen throughout the year, including the demonstration of several successful joint technology flight trials held. In addition Voyant and Harris’ technology partnership, the companies continued to pursue further aspects of cooperation, including joint ground-network and service-provider ventures.

VAB concentrated most of its marketing efforts in Europe during 2008. Through a combination of technology, regulatory, and competitive circumstances, the company believes that the best market opportunities currently are in that region, and therefore the Voyant spent considerable time courting European airlines. Simultaneously, the company began dialogues with airlines in the U.S., Asia, the Middle East, and Australia, and these dialogues continue. Many of these airlines have signed non-disclosure agreements with Voyant, which we regard as a sign of significant business interest.

As part of VAB’s marketing efforts in 2008, the Company attended the Airline Interiors Expo in Hamburg, Germany and exhibited at the World Airline Entertainment Association’s annual trade show in California. Both of these events resulted in excellent customer meetings and contacts.

Voyant Wireless was formed in 2008 to exploit the Company’s significant technological expertise pertaining to advanced wireless radio technology. In particular, Voyant Wireless seeks to take advantage of the upcoming availability of the so-called “white spaces” between populated television channels once the FCC-mandated switch from analog to digital broadcast television has occurred. The company believes that it is very well positioned to be an early leader in white space radio (WSR), which is anticipated to foster a new generation of wireless applications, ranging from rural and alternative Internet access (sometimes called “Wi-Fi on steroids” in the media) to industrial and utility supervisory control and data acquisition (SCADA) networks.

Voyant Wireless won a $2 million contract in May of 2008 to develop and produce a WSR for a water-utility-based SCADA application. This contract subsidized much of the company’s WSR development in 2008 and will also include an initial 3000 WSR units over several years.

We believe that our WSR business is extremely well-timed and well-positioned in the marketplace. Our core technological skill sets are well-suited to the design and production of these radios, and we believe that these skills, while enabling Voyant’s business, may constitute a formidable barrier to entry for our competitors.

Our fourth business unit, Voyant Productions (sometimes also referred to as “Voyant Digital Media”), was occupied during 2008 with the task of generating a complete and thorough business plan, while simultaneously cultivating the entertainment-industry contacts necessary to execute such a plan. This business unit was charged with leading Voyant’s content creation and aggregation activities. Subsequent to 2008, the company’s financing constraints and our resulting focus on nearer-term returns have caused us to suspend our activities in Voyant Productions for the time being.

In addition to the day-to-day activities of our subsidiaries and business units, we spent a significant portion of our time and resources seeking new opportunities at the intersection of digital content and technology. We examined several of these opportunities in detail, and we consider the evaluation of such deals to be a core competency of the Voyant management team. We considered deals that combined our technology with that of other companies in order to address such diverse markets as digital medicine, mobile social networking, film promotion and advertising, independent film and television content production, Internet Protocol switching and compression, high-end home theatre technology, digital video signal processing, and many others.

As a rule, we are extremely selective in choosing which deals to consummate, and 2008 was no exception. We entered into several phases of a relationship with Swiss company Sunbay AG that helped us to address the telco market, not just from a technology perspective, but also from a sales perspective.

We ended 2008 with a healthy pipeline of deal flow. This pipeline was aided in part by the global economic credit crunch, which has caused several companies to seek tie-ups with partners such as Voyant. Particularly in the later parts of 2008, we have found that our position as a visionary innovator of technology applying to digital media resonates well with potential partners, joint ventures, or acquisition targets.

We managed to progress in all of our businesses and deal evaluations despite constraints on our financial resources. We have kept our cash burn to extremely low levels, in part through a agreements with our management team to take equity in lieu of salary or bonuses. We enhanced this management team throughout the year, and we have been successful in continuing to fund our necessary operations. To be sure, our progress would have been accelerated through higher levels of spending, yet we felt that the restrained spending approach we took throughout 2008 was the most prudent course of action.

We ended 2008 with new software products for RocketStream, strong airline and partner relationships for VAB, and good progress in executing on our WSR contract. We believe that this positions the Voyant business units well as we go into 2009.

Competition

Competition within the technology and data transmission industry is highly competitive and we expect this competition to intensify in the future. The industry is characterized by rapidly changing technologies and customers demand newer and better products. Our competitors could develop products and technologies that could render our products and technologies obsolete. Many of our competitors have greater resources, including financial and scientific personnel, marketing and sales capacity, established distribution networks, significant goodwill and greater brand name recognition. As a result, these competitors may be in a better position than us to respond quickly to, or significantly influence, rapid technological change and consumer demand.

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

3.

Requirements for substantial marketing investment. While startup capital requirements for technology companies can be small, companies with easy access to large amounts of capital or with established brands may find it easier to exploit markets than other entrants.

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

Intellectual Property Rights

As we develop or acquire new assets that could have commercial value and would be protected under current or future patent laws, we will then rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, we seek to avoid disclosure of any trade secrets by requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with us. We also rely on unpatented proprietary know-how in developing our products and services, and employ various methods, including confidentiality agreements with our employees, consultants and others, to protect our trade secrets and know-how.

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

Governmental Regulation

We currently believe that any acquired assets in the intended entertainment or technology fields will not be subject to approval from the United States government, with the exception of export restrictions to certain countries. Any acquired business operations in such industries will likely not fall under federal, state, or local environmental regulations.

Research and Product Development

Voyant’s research and development expenses totaled $2,438,368 in 2008, compared to $1,987,333 in 2007. Due to significant non-cash charges the actual cash spending was $1,096,298. See Item 6, Management’s Discussion and Analysis, Results of Operations, for further details. The majority of our development costs were focused on meeting our technical plan, which calls for further development and enhancements of our RocketStream software to enable us to cater to a wider audience of users and thereby remain competitive, as well as further development of our White Space Radio assets.

Sales and Marketing

Voyant’s sales and marketing expenses totaled $1,295,321 in 2008, compared to $1,492,684 in 2007. Due to significant non-cash charges the actual cash spending was $447,329. See Item 6, Management’s Discussion and Analysis, Results of Operations, for further details. The majority of our sales and marketing costs were focused on personnel expenses directly related to our sales efforts and the marketing of our brands.

Employees

As of March 31, 2009, we had nine full-time employees, two of whom perform general management, three of whom perform technical management functions, one of whom performs marketing and sales function, one of whom perform development functions, and two of whom performs administrative and financial functions. All of our employees are headquartered in California. None of our employees are represented by a labor union, and we consider our employee relations to be good. We have also entered into consulting agreements to obtain counsel and services relating to sales, marketing, media relations and financing services.

Corporate Information

Our corporate executive offices are located at 444 Castro Street Suite 318, Mountain View, CA 94041. Our main telephone number is (800) 710-6637.

ITEM 2.

DESCRIPTION OF PROPERTY

Our executive offices are located at 444 Castro Street Suite 318, Mountain View, California. We leased this facility beginning in February 2008 and our lease expires in July 2010.

ITEM 3.

LEGAL PROCEEDINGS

The Company is aware of pending claims for period ending December 31, 2008. See Item 8, Financial Statements, Note 11, Commitments and Contingencies.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

 ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low closing sales prices of the Common Stock for 2007 and 2008 as reported by Yahoo! Finance. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2007	High	Low	2008	High	Low
First Quarter	$1.63	$0.16	First Quarter	$0.18	$0.09
Second Quarter	$1.24	$0.47	Second Quarter	$0.29	$0.05
Third Quarter	$0.85	$0.25	Third Quarter	$0.20	$0.12
Fourth Quarter	$0.39	$0.13	Fourth Quarter	$0.15	$0.08

 The market price of our Common Stock, like the price of shares of technology companies generally, has been and may continue to be volatile. The closing price of our Common Stock on December 31, 2008 was $0.09 and the closing price on March 31, 2009 was $0.05. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcements of Voyant’s financial results and business developments may also have a significant impact on the market price of our Common Stock.

Common Stock Holders

As of December 31, 2008, there were approximately 466 holders of record of our Common Stock. We have additional shareholders whose shares are held through brokerage firms or other institutions.

Dividends

We have not declared any cash dividends on our Common Stock. The declaration and payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, on results of operations, capital requirements and general business conditions.

Unreported Sales of Equity Securities

Here is a summary of our unregistered equity securities sales during the year ended December 31, 2008 not previously reported on Form 10-Q or Form 8-K. Additional details of such sales are below at Item 8, Financial Statements, Note 6, Debt, Convertible Notes and Note 10, Stockholders’ Equity.

We issued 94,340 shares of common stock as a result of cashless warrant exercises. We received warrants exercisable for 266,667 common shares in return for this exercise. We relied on Section 3(a)(9) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

We issued 325,000 shares of common stock pursuant to the conversion of $25,000 of Convertible Notes, at the request of the noteholders. We relied on Section 3(a)(9) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

We issued 2,660,140 shares for consulting services for which we incurred a General & Administrative expense of $273,129. We relied on Section 4(2) of the Securities Act, promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Equity Compensation Plan

In July 2006, our Board of Directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to our employees. Under the terms of the 2006 Plan, under which 20,000,000 shares of common stock are reserved for issuance (increased from 10,000,000 during 2008), options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant.

During the years ended December 31, 2008 and 2007, we approved the granting of 15,470,000 and 13,120,000 options, respectively, to certain employees and consultants for services under the Plan. For further information on the Company's equity compensation plan see Item 8, Financial Statements under Note 9, Stock Options.

2009 Consultant Stock Plan

In January, 2009, our Board of Directors adopted the 2009 Consultant Stock Plan (the “Consultant Plan”) to help us obtain and retain the services of persons providing consulting services. We reserved 10,000,000 shares of our common stock for issuance under the Consultant Plan. The Consultant Plan is administered by our Board of Directors and provides for the issuance of common stock awards. As of March 31, 2009, there are 8,624,763 shares of common stock available for issuance under the Plan.

Equity compensation plans are summarized in the table below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,000,000	$0.13	NONE
Equity compensation plans not approved by security holders	NONE	N/A	NONE
Total	20,000,000	$0.13	NONE

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, and in particular this Item 6, “Management's Discussion and Analysis or Plan of Operation,” may contain forward-looking statements regarding future events or future performance. These future events and future performance involve certain risks and uncertainties, which are described in this Annual Report on Form 10-K under Part 1, Item 1, “Description of Business” and under this Item. Actual events or actual future results may differ materially from any forward-looking statements due to those risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting our forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

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

Going Concern

Voyant is subject to the risks and uncertainties associated with a new business, has no established source of significant revenue, and has incurred significant losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. Since inception we have not been profitable and have sustained substantial net losses from operations. There can be no assurance that we will generate positive operating income from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our management estimates that the current funds available and on hand will not be adequate to fund operations throughout fiscal 2009. Subsequent to December 31, 2009, we completed the sale of $100,000 of common stock (see Note 13, Subsequent Events, Equity Sale). We anticipate that additional revenue from normal operations will occur in 2009, and those revenues could have a material impact offsetting operating expenses during the year. However, we are not certain that we will achieve profit from normal operations in 2009, and we expect that additional capital will be required to support both on-going losses and the capital expenditures necessary to support anticipated revenue growth. Currently, we have not arranged sources for, nor do we have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue normal operations during 2009. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Results of Operations

Twelve months ended December 31, 2008 and 2007

Voyant generated $478,528 in revenue for the twelve months ended December 31, 2008, compared with $26,035 for the corresponding period ended December 31, 2007. Our revenue was derived from two of our three business lines. Sales of our RocketStream products, including amounts generated from the development of our products with Proginet, is responsible for $370,528. The remaining $108,000 is related to our contract in the White Space Radio business line. Costs associated with this revenue total $140,154.

Our spending for the twelve months ended December 31, 2008 decreased from the same period in 2007 due mainly to reduced non-cash charges associated with the expensing of employee stock options. Our total net loss was $13,728,077, however management estimates that approximately $3.5 million was spent in cash on the operating business during 2008. The loss was due in part to large, non-cash charge of $2,986,401 related to issuing stock options to our officers and employees. These costs were calculated using the Black Scholes method to value stock options issued to employees. In addition, we increased our accrued wages for our officers and employees by $255,270 before factoring in the conversion of $473,308 in amounts due that were converted to Series B Convertible Preferred Stock. Also we accrued a guaranteed bonus of $250,000 to our CEO. We also issued shares and options to others in return for services, which totaled $1,336,853 during the year ended December 31, 2008. We also incurred a non-cash loss of $3,228,733 on the amortization of debt discount and issue costs related to the issuance of debt instruments. We also incurred a non-cash charge of $469,607 on the settlement of certain debts with common stock. Last, we had depreciation and amortization expense of $76,805. The total non-cash charges were $8,950,099, or 65% of our net loss.

The detail of our spending is as follows:

•

Research and development spending increased to $2,438,368 in 2008 from $1,987,333 in 2007, actual cash spending was $1,096,298. The difference in reported and actual spending is due mainly to non-cash charges associated with the issuance of stock options, which totaled $1,220,614, or 50% of the total reported expense. Spending for consultants increased as we further our development of certain RocketStream products, and developed our White Space Radio product in anticipation of shipping product under our contract during 2009.

•

Our sales and marketing expenses decreased to $1,295,320 in 2008 from $1,492,684 in 2007, the actual cash spending was $447,329. The difference from reported and actual cash spending is due mainly to non-cash charges associated with the issuance of stock options, which totaled $770,386 or

59% of the total expense. During the year we decreased wages and fees paid to consultants due to limited cash resources available. Last, we incurred advertising costs of $73,211 related to on-line advertising for our RocketStream products; this increased over 2007 when we spent $56,684 on advertising.

•

In 2008 our total general and administrative expenses was $4,769,848, this was reduced from 2007 when we reported expenses of 7,654,419. The reduction of $2,884,571 was due a decrease in the expenses related to the issuance of stock options of $3,197,161, and was offset by a charge of $160,585 related to a proposed acquisition and an increase in management wages of $147,649. Actual cash spending was $1,948,150. Expenses were comprised of costs associated with the issuance of stock options of $995,401, accrued executive bonuses of $250,000, and wages of $918,597. In addition, we incurred investor relations costs of $382,696 and legal and patent services of $450,536. During the year ended December 31, 2008, we issued 4,250,000 shares of common stock issued as a deposit for an asset acquisition that was ultimately abandoned. These shares were not refundable and the entire amount of $566,667 was impaired during the year ended December 31, 2008.

•

Total interest expense of $4,104,553 which increased from 2007 by $3,613,910 included $1,745,241 in non-cash interest costs associated with the issuance of the Brown Notes, amortization of $1,599,794 related to the Warrants issued in conjunction with the issuance of notes, $274,603 related to interest on our various notes, $63,380 of beneficial conversion expense related to the issuance of convertible notes and $431,212 of registration rights accrued expenses. Other expense of $890,095 was for the recognition of a gain or loss on the settlement of debt using equity instruments, which is based on the market value of the shares on the day issued, versus the negotiated amount for the services rendered.

Liquidity and Capital Resources

Following the fiscal year ended December 31, 2008, we were successful in closing additional funds as described under the Equity Sale (see “Item 7, Management's Discussion and Analysis or Plan of Operation, under the caption “Events Subsequent to Fiscal Year Ended December 31, 2008” below). We are considering additional sales of debt instruments and registered and unregistered common stock during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted.

At December 31, 2008, we had working capital of ($4,380,159) as compared to working capital of ($1,655,313) at December 31, 2007. The decrease was due to increased Notes payable of $3,003,868 and deferred income of $242,000. During the twelve months ended December 31, 2008, our net cash used in operations was $3,295,879 and consisted principally of a net loss of $13,728,077 which was offset by stock-based compensation and services of $2,986,401, shares and options issued for services of $770,186, impairment of deposit of $566,667, registration right expense of $431,212, and amortization of debt discount and issue costs of $3,228,733. Cash flows were also affected by the sale of notes and convertible debt for $4,174,873.

Our current cash on hand at December 31, 2008, would not be adequate to fund our operations for more than a short period if we continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support its continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity-based fund raising.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2008, we incurred a net pre-tax loss of $13,726,477 and, for the fiscal year ended December 31, 2007, we incurred a net pre-tax loss of $12,482,379. Our auditors, Kabani & Company, Inc., Certified Public Accountants, issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2008 noting that while we have recently obtained additional financing, the sustained recurring losses raise substantial doubt about its ability to continue as a going concern.

ITEM 8.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Voyant International Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheets of Voyant International Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyant International Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has losses from operations, has not generated significant revenue, and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Los Angeles, California
March 27, 2009

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$127,660	$73,556
Accounts receivable	23,218	4,275
Prepaid expenses	20,538	25,638
Debt issue costs	900,750	––
Total Current Assets	1,072,166	103,469
Non-Current Assets
Intangible assets, net	858,577	925,549
Property and equipment, net	33,370	13,745
Other Assets	18,181	––
Total Assets	$1,982,294	$1,042,763

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$209,023	$188,257
Accrued liabilities	278,237	86,643
Deferred income	242,000	-
Due to officers	302,510	589,081
Due to related party	60,000	20,000
Notes payable, net of discount of $758,942 and $2,178, respectively	3,313,892	310,024
Convertible debt, net of discount of $13,165 and $62,270, respectively	404,525	264,777
Settlement payable	210,926	300,000
Registration right liabilities	431,212	––
Total Current Liabilities	5,452,325	1,758,782
Long-Term Liabilities:
Notes Payable - Officers	126,830	357,058
Total Liabilities	5,579,155	2,115,840
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;1,409,790 shares issued and 1,384,640 shares outstanding as of December 31, 2008 and 1,007,774 shares issued and outstanding as of December 31, 2007	1,410	1,008
Common stock, $.001 par value; 300,000,000 shares authorized; 160,834,594 and 126,807,305 shares, respectively, issued and outstanding	160,835	126,808
Additional paid in capital in excess of par value	45,365,391	34,436,606
Treasury stock	(5,000)	––
Deferred compensation	(62,894)	(308,973)
Accumulated deficit	(49,056,603)	(35,328,526)
Total stockholders’ deficit	(3,596,861)	(1,073,077)
Total Liabilities and Stockholders’ Deficit	$1,982,294	$1,042,763

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

	2008	2007
Revenues
License Fees	$370,528	$26,035
Services	108,000	$––
Total revenues	478,528	26,035
Cost of Revenue
License Fees	––	––
Services	140,154
Total cost of revenue	140,154	––

Gross Profit	338,374	26,035

Operating Expenses:
Research and development	2,438,368	1,987,333
Sales and marketing	1,295,320	1,492,684
General and administrative	4,769,848	7,654,419
Impairment of deposit	566,667	––
Total operating expenses	9,070,203	11,134,436

Loss from Operations	(8,731,829)	(11,108,401)

Non-Operating Expenses:
Interest expense	4,104,553	490,643
Loss on settlements	890,095	883,335
Total non-operating expense	4,994,648	1,373,978

Loss Before Income Taxes	(13,726,477)	(12,482,379)
Provision for Income Taxes	(1,600)	(1,600)
Net Loss	$(13,728,077)	$(12,483,979)

Net Loss Per Share – Basic and Diluted	$(0.10)	$(0.10)

Weighted Average Common Shares – Basic and Diluted	143,719,961	119,658,684

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net Loss	$(13,728,077)	$(12,483,979)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and warrants issued for services	770,186	1,942,597
Impairment of deposit	566,667	––
Share based compensation	2,986,401	5,975,039
Depreciation	9,833	4,830
Loss on settlement of debt	890,095	883,335
Amortization of debt discount	1,593,352	435,075
Amortization of debt issue costs	1,635,381	––
Amortization of intangible assets	66,972	66,791
Registration right liabilities	431,212	––
Changes in operating assets and liabilities
Accounts receivable	(18,943)	(4,275)
Prepaid expenses and other current assets	5,100	(1,183)
Other assets	(18,181)	––
Accounts payable	554,914	198,470
Settlements payable	(70,000)	(20,954)
Notes payable - officers	282,297	592,073
Deferred income	242,000	––
Accrued liabilities	464,911	54,349
Due to related party	40,000	5,263

Net cash used in operating activities	(3,295,879)	(2,352,569)

Cash Flows from Investing Activities
Acquisition of property and equipment	(29,458)	(18,575)

Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	4,174,873	1,345,000
Repayment of notes payable and convertible debt	(177,850)	––
Payment of debt issue costs	(485,521)	––
Repayment of Notes payable to officers	(225,000)	––
Proceeds from warrants exercised	––	440,000
Common stock issued for cash	100,000	600,000
Common and preferred stock repurchased	(7,061)	––

Net cash provided by financing activities	3,379,441	2,385,000

Net increase in cash and cash equivalents	54,104	13,856
Cash and Cash Equivalents, beginning of period	73,556	59,700
Cash and Cash Equivalents, end of period	$127,660	$73,556

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

(Continued)

	2008	2007

Supplemental Disclosure of Cash Paid for:
Interest	$13,112	$27,349
Income Taxes	$1,600	$1,600

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to retire accounts payable and accrued expenses	$1,614,388	$918,311
Shares issued in exchange for convertible notes	$––	$164,611
Shares issued to retire Notes Payable - Officers	$574,096	$566,667
Shares issued to retire notes payable	$362,000	$892,500
Shares issued for acquisition deposit	$566,667	$––

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2008 and 2007

					Additional
	Preferred Stock		Common Stock		Paid-in	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	Total
Balance, December 31, 2006	2,000	$2	108,999,359	$108,999	$22,829,212	$––	$(612,000)	$(22,844,547)	$(518,334)
Shares issued for cash			5,333,336	5,334	594,666				600,000
Warrants exercised			4,970,043	4,970	435,029				439,999
Shares issued in exchange for Convertible Notes			833,806	834	163,777				164,611
Shares issued for services	505,774	506	2,546,783	2,547	1,576,202		303,027		1,882,282
Warrants issued for services					60,303				60,303
Shares issued to retire Notes Payable - Officers	500,000	500			566,167				566,667
Shares issued to retire short-term notes payable			2,750,000	2,750	889,750				892,500
Shares issued to retire accounts payable and accrued expenses			1,373,978	1,374	916,938				918,312
Fair value of warrants issued with Convertible Notes					216,954				216,954
Beneficial Conversion Feature of Convertible Notes					212,569				212,569
Share based compensation					5,975,039				5,975,039
Net Loss								(12,483,979)	(12,483,979)
Balance, December 31, 2007	1,007,774	1,008	126,807,305	126,808	34,436,606	––	(308,973)	(35,328,526)	(1,073,077)
Shares repurchased			(13,470)	(13)	(2,048)	(5,000)			(7,061)
Shares issued for cash			1,388,820	1,389	98,611				100,000
Warrants exercised			3,285,590	3,285	(3,285)				––
Shares issued for services			4,529,049	4,529	519,578		(210,000)		314,107
Amortization of deferred compensation							456,079		456,079
Conversion of preferred stock to common stock	(122,080)	(122)	975,061	975	(853)				––
Shares issued to retire Notes Payable - Officers	524,096	524			573,572				574,096
Shares issued to retire short-term notes payable			5,351,667	5,352	356,648				362,000
Shares issued to retire accounts payable and accrued expenses			11,202,371	11,202	1,603,186				1,614,388
Fair value of warrants issued with Notes Payable					2,244,789				2,244,789
Shares and warrants issued for debt issue costs			3,058,201	3,058	1,926,389				1,929,447
Shares issued for acquisition deposit			4,250,000	4,250	562,417				566,667
Beneficial Conversion Feature of Convertible Notes					63,380				63,380
Share based compensation					2,986,401				2,986,401
Net Loss								(13,728,077)	(13,728,077)
Balance, December 31, 2008	1,409,790	$1,410	160,834,594	$160,835	$45,365,391	$(5,000)	$(62,894)	$(49,056,603)	$(3,596,861)

The accompanying notes are an integral part of the consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1 – Description of Business

Voyant International Corporation (“Voyant”, “the Company”, “we”, “our”, “us”) is incorporated in Nevada. We were a development stage company from January 1, 2003 (inception) through December 31, 2007.

We are a holding company focused on identifying and developing different media-based technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of December 31, 2008, we had one active wholly-owned direct subsidiary, Rocketstream Holding Company, and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock. We also have one active wholly-owned indirect subsidiary, RocketStream, Inc., which is wholly owned by RocketStream Holding Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. For the last 6 fiscal years, the Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will generate positive revenues from its operating activities again, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company's business, financial condition, and results of operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2009. The Company anticipates that revenue from normal operations will occur in 2009, and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether that it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently, the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2009.

Subsequent to December 31, 2008, the Company successfully completed a Bridge loan for $300,000 from a group of investors led by Whitestar LLC, (see Note 12, Subsequent Events, Whitestar Bridge Loan). The Company also sold 10,000,000 shares of restricted common stock in return for $100,000. (see Note 12, Subsequent Events, Equity Sale.)

Development Stage Activities – Prior to 2008, the Company was a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development State Enterprises. Effective January 1, 2008 the Company is no longer a development stage entity. The Company’s efforts through December 31, 2007, were primarily organizational, directed at acquiring certain assets, raising capital and developing its business plan. Prior to commencement of operations on January 1, 2008, the Company was also focused on completing its reporting requirements, and disposing of certain liabilities and obligations from prior management.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, Zeros & Ones Technologies, Inc., RocketStream, Inc. and Rocketstream Holding Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Accounts Receivable - Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. No allowance for doubtful accounts is provided as at December 31, 2008 and 2007 as all the amounts were current and collection is reasonably assured.

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

During the year ended December 31, 2006, the Company obtained Long-Lived Assets (intangible assets) through its transaction with WAA. At December 31, 2008 the Company had performed an impairment test of its Long-Lived Assets and determined that no impairment should be recorded for its Long-Lived Assets.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 120,809,509 and 61,788,054 shares at December 31, 2008 and 2007, respectively.

Revenue Recognition – The Company recognizes revenue in accordance with Statement of Accounting Position (“SOP”) 97-2, Software Revenue Recognition , as amended, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition .

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (2) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions. The Company adopted SFAS No. 123R effective January 1, 2006 in accordance with the standard's early adoption provisions. Prior to December 31, 2006, the Company's Board of Directors had not approved the granting of any employee stock options. As such, the Company is following the provisions of SFAS No. 123R on a prospective basis, and has recorded compensation expenses related to the granting of stock options to employees.

Research and Development - Research and Development costs are charged to operations as incurred, and totaled $2,438,368 for 2008 and $1,987,333 for 2007. Some of the Company's products include infrastructure media delivery technology. See Item 6, Management Discussion and Analysis, Results of Operations, for a discussion of the non-cash charges included in these expenses. The costs to develop such technology have not been capitalized, as the Company is still determining the market requirements for its technology.

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

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, “Accounting for Income Taxes,” wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when management cannot conclude their realization probable. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of an uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted the provisions of FIN 48 effective January 1, 2007.

The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

Recently Issued Accounting Pronouncements – In December 2007, the FASB issued SFAS (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with earlier adoption encouraged. We are currently in the process of determining the impact of SFAS 161 on our disclosures.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We are currently in the process of determining the impact, if any, of adopting the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities on our results of operations or financial position.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB Staff Position is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted this Staff Position for the quarter ended September 30, 2008 and the adoption did not have any impact on our results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Property and Equipment

At December 31, 2008 and 2007, property and equipment consist of:

	2008	2007
Office equipment	$48,033	$18,575
Less accumulated depreciation	(14,663)	(4,830)
	$33,370	$13,745

Depreciation expense for the years ended December 31, 2008 and 2007 was $9,833 and $4,830, respectively.

Note 4 – Intangible Assets

At December 31, 2008 and 2007, intangible assets consist of:

	2008	2007
Intangible assets	$1,001,855	$1,001,855
Less accumulated amortization	(143,278)	(76,306)
	$858,577	$925,549

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

The total amortization expense for the years ending December 31, 2008 and 2007 was $66,972 and $66,791, respectively.

The amortization of these intangible assets approximates $67,000 per year for each of the next five years.

Note 5 – Notes Payable

At December 31, 2008 and 2007, notes payable consist of:

	2008	2007
Bridge loans	$3,702,703	$––
Secured note, interest at 18% per annum	––	150,000
Unsecured note, interest at 12% per annum	36,000	150,000
	3,738,703	300,000
Accrued interest	334,131	12,202
Less: debt discount	(758,942)	(2,178)
	$3,313,892	$310,024

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Bridge Loans

During the year ended December 31, 2008, we entered into three loan agreements with jointly controlled entities for a total of $3,702,703. The original terms of each loan is presented below. Subsequent to the period ended December 31, 2008, we amended the maturity dates of the first and second loans to correspond with that of the third loan, which is October 9, 2009.

MapleRidge Bridge

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

After the expiration of the term of the MapleRidge Bridge loan, MapleRidge may convert amounts due under the loan to shares of our common stock (“Common Stock”) at $.08852 per share. Prior to the expiration of the term, MapleRidge does not have the choice to convert into Common Stock. We may require MapleRidge to convert the MapleRidge Bridge loan at the conversion price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.44260.

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

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. For the amounts borrowed from MapleRidge Bridge, we recorded $1,224,053 of debt discount.

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

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Amended terms to MapleRidge Bridge Loan (now “The Brown Family Trust First Bridge Loan”)

During the period ended June 30, 2008, we completed another loan with a related entity (Blue Heron, discussed below), and in conjunction with the closing the new bridge with Blue Heron, we consented to the following changes to the MapleRidge loan:

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

Blue Heron Bridge Loan (now “The Brown Family Trust Second Bridge Loan”)

In June 2008, we entered into an additional loan of $702,703 with The Blue Heron Family Trust (the “Blue Heron Bridge”). The Loan Agreement with The Blue Heron Family Trust (“Blue Heron”) has terms substantially similar to those with MapleRidge, and as follows:

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

After the expiration of the term of the Blue Heron Bridge loan, Blue Heron may convert amounts due under the loan to shares of our Common Stock at $.14112 per share (the “Conversion Price”). Prior to the expiration of the term MapleRidge, does not have the choice to convert into Common Stock. We may require Blue Heron to convert the Blue Heron Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.70560.

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

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. For the amounts borrowed from Blue Heron Bridge we recorded $394,563 of debt discount.

In connection with the Blue Heron Bridge loan, we paid placement agent and finders’ fees of approximately $91,439. We also agreed to issue 557,700 common shares to the placement agent and finder valued at $94,809. We also agreed to issue warrants to purchase 1,991,789 shares to the finder. The warrants to placement agents and finders have terms and conditions similar to those issued to Blue Heron. The Company recorded debt issuance cost of $312,328 for the warrants issued. The total debt issue costs of $498,576 have been recorded as a deferred charge in the accompanying balance sheet, and are being amortized as interest expense over the term of the Blue Heron Bridge loan.

Blue Heron assigned its rights under the Loan to The Brown Family Trust upon the making of the Note. Also, Blue Heron assigned the warrants issued to it in the Blue Heron Bridge to different entities all essentially owned by the same people and the borrower was changed from Blue Heron to Brown Family Trust.

The Brown Family Trust Third Bridge Loan

In October 2008, we entered into an additional loan of $1,000,000 with The Brown Family Trust (the “Brown Family Third Bridge”). The Loan Agreement with The Brown Family Trust (“Brown Family”) has terms substantially similar to those with MapleRidge, and as follows:

•

Interest on the loan is 15% annually (calculated on the basis of the actual number of days elapsed over a year of 360 days), payable on each 30-day anniversary of the closing date.

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

After the expiration of the term of the Brown Family Third Bridge loan, Brown Family may convert amounts due under the loan to shares of our Common Stock at $.11000 per share (the “Conversion Price”). Prior to the expiration of the term, MapleRidge does not have the choice to convert into Common Stock. We may require Brown Family to convert the Brown Family Third Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.55000.

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

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. For the amounts borrowed from Brown Family Third Bridge we recorded $551,884 of debt discount.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In connection with the Brown Family Third Bridge loan, we paid placement agent and finders’ fees of approximately $130,000. We also agreed to issue 1,018,182 common shares to the placement agent. We also agreed to issue 3,636,363 warrants to the finder. The Company recorded debt issuance cost of $410,521 for the warrants issued. The warrants issued and to be issued to the finder has terms and conditions similar to those issued to Brown Family.

Brown Family assigned the warrants issued to it in the Brown Family Third Bridge to different entities all essentially owned by the same people.

For the year ended December 31, 2008, the total amortization of debt issue costs for the First, Second and Third Brown Family Trust Bridge Loans was $1,635,381, and the total amortization of interest expense related to the issuance of warrants was $1,411,560.

Registration Rights liabilities:

The Company issued notes payable under various Bridge financing starting February 2008 to October 2008. The final closing dates range from March 2008 to October 2008. Based on the warrants purchase agreement, the Company has to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date (“Filing Deadline”) and to cause that registration statement to become effective not later than 180 days after the closing date (“Effectiveness Deadline”). If the registration statement is not filed with the SEC by the Filing Deadline, the Company shall issue to the holders additional warrants for each 30-day period during which time the Registration Statement has not been filed with the SEC equal to 1% of the warrants issued as part of Bridge loan. If the Registration Statement required to be filed with the SEC is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the holder an additional warrant equal to 1% of the warrants issued as part of Bridge loan for each 30-day period commencing on the Effectiveness Deadline.

As of December 31, 2008, the Company has not filed the registration statement. As a result, the Company has accrued the value of warrants to be issued due to not filing of registration statement for each additional 30-day period from the Filing Deadline. The registration right liabilities related to the unissued warrants amounted to $431,212 as at December 31, 2008.

Note 6 – Convertible Debt

At December 31, 2008 and 2007, convertible debt consists of:

	2008	2007
Unsecured convertible notes, interest between 8% and 12% per annum, due at various dates in 2009	$405,170	$320,000
Accrued interest	12,520	7,047
Less: debt discount	(13,165)	(62,270)
	$404,525	$264,777

During 2008, the Company issued approximately $472,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrue interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes are due at various dates and are generally mature one year from the date of issuance. The principal balance of the Notes and any accrued and unpaid interest can be convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock is at the sole election of the Note holder, and the conversion price will be calculated using a discount to the closing price for the five trading days prior to the requested conversion, subject to a floor or minimum price. The discounts range from 25% to 35% of the average closing price.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The Notes include Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.11 to $0.85 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is approximately three years. As of December 31, 2008, we had issued 930,040 Note Warrants in connection with the above Notes, and none have been exercised.

During 2008, we amended the terms of the Notes, by extending the due dates by one year from the original due dates. The interest rates and conversion terms were generally unchanged. As consideration for the extension, we issued warrants (“Extension Warrants”) to purchase 330,000 shares of Common Stock, on substantially the same terms as the Note Warrants.

We calculated the fair value of the Note Warrants and Extension Warrants using the Black-Scholes model and recorded a debt discount against the face of the Notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the 12-month life of the Notes. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, we determined that the Notes also had a beneficial conversion feature, which we recognized as interest expense and amortized over the term of the notes.

For the year ended December 31, 2008, we recorded $74,286 of debt discount and $63,380 of beneficial conversion. Related interest expense amounted to $186,771 during the period.

The holders of the Notes, Note Warrants and Extension Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants or Extension Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”).

Note 7 – Settlements Payable

An amount of $60,926 was due to the prior Chief Executive Officer of the Company as of December 31, 2008. The original amount was $300,000 During the period ended June 30, 2008, the Company reached an agreement with the holder of the note to settle the liability in common stock. The amount of the obligation was increased by $50,000 in return for a full release of all claims and future claims. We have issued 2,450,000 shares of common stock and reduced the amount of the obligation to $60,926 at December 31, 2008. Subsequent to December 31, 2008, the Company issued an additional 500,000 shares of common stock to fully settle this obligation. As of December 31, 2008, Company recorded $33,163 as loss on settlement of debt.

On February 12, 2008, a former note holder, Joseph Montesi, filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV). Mr. Montesi alleged claims for breach of contract and misrepresentation and sought money damages. Mr. Montesi's Complaint focused upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002. During the period ended December 31, 2008, the Company resolved this dispute with Montesi. In return for a full release of all claims and liabilities, the Company paid Mr. Montesi $70,000 in cash, issued 250,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at $0.15, and a warrant to purchase 250,000 shares of common stock at $0.25. The Company also agreed to provide him common stock with a market value of $170,000 based on the prevailing market price, at the date of our choosing, between July 16, 2008 and December 15, 2008. As of December 31, 2008, the Company has only settled $20,000 out of $170,000 by issuing shares, the balance of $150,000 is included under settlement payable in the accompanied financial statements.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 8 – Related Party Transactions

Current amounts due related parties at December 31, 2008 and 2007 consist of:

	2008	2007
Due to officers - wages	$122,510	$348,879
Due to officers - expenses to be reimbursed	––	40,202
Due to officers - executive bonus	180,000	$200,000
	302,510	589,081
Due to related party - director	60,000	20,000
	$362,510	$609,081

All the above payables are interest free, unsecured and due on demand.

Long term liabilities to related parties totaled $126,830 and $357,058 at December 31, 2008 and 2007, respectively, and represent a note in the original principal amount of $350,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. The accrued and unpaid interest as of December 31, 2008 and 2007 was $1,830 and $7,058, respectively.

During 2008 and 2007, notes representing unreimbursed fees and expenses due officers of the Company were converted into shares of Series B Convertible Preferred Stock. See Note 9, Stockholder’s Equity.

Note 9 - Stockholders' Equity

Common Stock

We have 300,000,000 shares of Common Stock authorized pursuant to a Certificate of Amendment to the Articles of Incorporation dated July 18, 2008 increasing our authorized Common Stock from 260,000,000 shares to 300,000,000 shares. Subsequent to December 2008, our Board of Directors approved an increase of our authorized Common Stock to 600,000,000.

During 2008, we issued Common Stock as follows:

•

We issued 7,320,700 shares of common stock to various note holders for the repayment of debt and interest.

•

We issued 6,783,338 shares of common stock for settlement of accounts payable.

•

We issued 2,629,049 shares of common stock for services.

•

We issued 3,058,201 shares of common stock for investment banking and financial advisory services related to Notes Payable (Note 5).

•

We issued 3,285,590 shares of common stock in exchange for the exercise of 4,890,188 warrants.

•

We issued 1,900,000 shares of common stock in conjunction with deferred services.

•

We issued 2,450,000 shares of common stock in conjunction with settlements payable (Note 7).

•

We issued 4,250,000 shares of common stock as a deposit for an asset acquisition that was ultimately abandoned. These shares were not refundable and the entire amount of $566,667 was impaired during the year ended December 31, 2008 in the accompanied financial statements.

•

We issued 975,061 shares of common stock in exchange for 122,080 shares of Preferred Stock.

•

We sold 1,388,820 shares for $100,000.

As of December 31, 2008, we had 160,834,594 shares of Common Stock issued and outstanding.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Preferred Stock

We have a total of 2,000,000 shares of Preferred Stock authorized. The issued shares total 1,409,790 and outstanding shares total 1,384,640 and are detailed as follows:

Series A Preferred Stock

As of December 31, 2008, we had 3,000 shares of Series A Convertible Preferred Stock authorized, issued and outstanding, with a par value $0.001.

Series B Convertible Preferred Stock

As of December 31, 2008, we had 1,970,000 shares of Series B Convertible Preferred Stock authorized, with a par value $0.001. As of December 31, 2008, we had 1,406,790 shares of Series B Convertible Preferred Stock issued and 1,381,640 outstanding.

The holders of the Series B Convertible Preferred have certain conversion rights into shares of the common stock of the Company, par value $0.001 per share. Upon written notice to Voyant of election of conversion or upon the death of a holder or Series B Preferred, each share of Series B Preferred shall automatically convert into a number of shares of Common Stock with an aggregate conversion price (the “Conversion Price”) equal to $1.00. The Conversion Price of the Common Stock is the lesser of (a) $.15 or (b) the greater of (A) $.08, as proportionately adjusted for any subdivision (by stock split, recapitalization, or otherwise) of the outstanding Common Stock into a greater number of shares, combination (by reverse stock split or otherwise) of the outstanding Common Stock into a smaller number of shares, or distributions or dividends on the Common Stock in shares of Common Stock or (B) the product of (i) the Volume Weighted Average Price of Common Stock for the ninety (90) calendar days preceding such date (as adjusted for any subdivision (by stock split, recapitalization, or otherwise) of the outstanding Common Stock into a greater number of shares, combination (by reverse stock split or otherwise) of the outstanding Common Stock into a smaller number of shares, or distributions or dividends on the Common Stock in shares of Common Stock occurring during such 90 day period) multiplied by (ii) 0.98 raised to a power equal to the number of calendar quarters or portion thereof for which preferred shares have been held for. .

During 2008, the Company converted 122,080 shares of Series B Convertible Preferred Stock into 975,061 shares of Common Stock. Additionally, 524,096 shares of Series B Convertible Preferred Stock were issued to certain officers to retire amounts outstanding for unreimbursed fees and expenses (Note 8). Subsequent to December 2008, the Company converted an additional 402,852 shares of Series B Convertible Preferred Stock into 4,921,438 shares of Common Stock.

Treasury Stock:

During 2008, the Company repurchased 25,160 shares of Series B Convertible Preferred Stock for $5,000.

Note 10 – Options & Warrants

Stock Option Plan

In July 2006, our board of directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to our employees. Under the terms of the 2006 Plan, under which 20,000,000 shares of common stock are reserved for issuance (increased from 10,000,000 during 2008), options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. The board also approved the cancellation of the 2000 Plan such that no new options could be issued under that plan.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The following table summarizes the options outstanding as of December 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	26,550,000	$0.40	$––
Granted	4,870,000	$0.09	––
Forfeited/Canceled	(2,450,000)	$0.39	––
Exercised	––	––	––
Oustanding, December 31, 2008	28,970,000	$0.09	$15,140
Exercisable at December 31, 2008	23,228,800	$0.09	$––

As of December 31, 2008, we had issued 15,470,000 options to employees under the 2006 Plan. The options had a weighted average exercise price of $0.09. Also, we issued 13,500,000 options to employees outside of the 2006 Plan (see Note 13, Employment Agreements). The options have a weighted average exercise price of $0.09, and have a term of 10 years.

The options outstanding at December 31, 2008 have a weighted average remaining life of 8.33 years. During 2008, the Company modified the exercise price of 24,500,000 share options held by 10 employees, to $0.09 per share. As a result of that modification, the Company recognized additional compensation expense of approximately $49,000.

During the year ended December 31, 2008, the Company granted 4,870,000 options to employees. The options had exercise price ranging from $0.08 to $0.09. The range of the assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	1.66%-3.36%
Expected life of the options	5.75 years
Expected volatility range	151%-166%
Expected dividend yield

Total compensation expense relating to employee stock options recognized for the years ended December 31, 2008 and 2007 was $2,986,401 and $5,975,039, respectively.

Warrants

The following table summarizes the warrants outstanding as of December 31, 2008:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2008	30,223,964	$0.14	$903,062
Granted	149,766,398	$0.14	––
Forfeited/Canceled	(83,260,665)	$0.14	––
Exercised	(4,890,188)	0.09	––
Oustanding, December 31, 2008	91,839,509	$0.14	$982,214

All the above warrants are exercisable as of December 31, 2008.

The warrants outstanding at December 31, 2008 have a weighted average remaining life of 6.5 years

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 11 – Income Taxes

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

There was an increase of $13,728,077in the accumulated deficit for the year ending December 31, 2008. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000,000 prior to the expiration of the NOL carryforwards in 2028. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2008. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

The components of the income tax provision for the years ended December 31, 2008 and 2007, were as follows:

	2008	2007
Current	$1,600	$1,600
Deferred	––	––
	$1,600	$1,600

Deferred tax assets:

	2008	2007
Federal Net Operating Loss	$7,274,000	$9,520,000
State Net Operating Loss	1,891,000	1,680,000
Other, net	(498,000)	11,200,000
Total Deferred Tax Asset	$8,700,000	$(11,200,000)
Less valuation allowance	(8,700,000)	9,520,000)
	$––	$––

At December 31, 2008, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $21,000,000. Federal NOLs could, if unused, expire in varying amounts in the years through 2028. State NOLs, if unused, could expire in varying amounts through 2018.

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal years ended January 1, 2008 and January 2, 2007 is as follows:

	2007	2006
Federal income tax rate	(34%)	(34%)
State tax, net of federal benefit	––	(6%)
Non-deductible expenses	8%
Increase in valuation allowance	26%	40%
Effective income tax rate	0.0%	0.0%

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Future minimum lease payments under this operating lease as of December 31, 2008, are as follows:

Year	Minimum Lease Payment
2009	100,952
2010	60,750
$161,702

Rent expense amounted to $132,083 and $85,573 for the years ended December 31, 2008 and 2007, respectively.

Legal Proceedings

During 2008, we were involved in the legal proceedings described below. We are not aware of any outstanding litigation as of March 31, 2009 except as described below

On February 12, 2008, a former note holder, Joseph Montesi, filed a Complaint in the United States District Court for the Western District of Tennessee, Western Division (assigned Case No. 2:08-cv-02089-DKV). Mr. Montesi alleged claims for breach of contract and misrepresentation and sought money damages. Mr. Montesi's Complaint focused upon certain Loan and Warrant Agreements which were allegedly entered into in 2001 and 2002. During the period ended December 31, 2008, the Company resolved this dispute with Montesi. In return for a full release of all claims and liabilities, the Company paid Mr. Montesi $70,000 in cash, and agreed to provide him common stock with a market value of $170,000 based on the current market price, at the date of our choosing, between now and December 15, 2008. We also gave him 250,000 shares of common stock, a warrant to purchase 500,000 shares of common stock at $0.15, and a warrant to purchase 250,000 shares of common stock at $0.25. Subsequent to 2008, we issued a total of 1,889,000 shares of restricted common stock in full satisfaction of the $170,000 obligation.

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

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Scott Fairbairn, our Chief Technology Officer, entered into an employment agreement on February 15, 2007 with a retroactive effective date of January 1, 2007. The employment agreement is effective for an initial period of two years, and provides for a base annual salary of $250,000. Mr. Fairbairn is also eligible to participate in our executive bonus plan for a target bonus of 50% - 75% of his base salary that will be based upon certain performance milestones as established by the Board of Directors or our Compensation Committee. Mr. Fairbairn remains a member of our Board of Directors and Chief Executive Officer of the Company’s wholly-owned subsidiary, Rocketstream Holding Corp., and its wholly-owned subsidiary RocketStream, Inc. During 2008, we entered into a Separation Agreement with Mr. Fairbairn such that in return for a one time cash payment of $103,169 and the continued vesting of certain options, Mr. Fairbairn agreed to release Voyant from any and all claims related to this employment agreement, along with the performance of certain development tasks.

Guarantees

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The Company has in force a directors and officers liability insurance policy that would limit the Company's exposure and would enable it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company may obtain liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2008.

Note 13 - Subsequent Events

Whitestar Bridge Loan

On January 27, 2009, we executed four Secured Notes in aggregate sum of $300,000 (the “Notes”) in favor of White Star LLC, Mueller Trading L.P., Jason Lyons, and SRZ Trading, LLC (collectively referred to herein as the “Lenders”) under the following terms:

–

The Notes are secured by all of the assets of the Company

–

The Notes mature on May 27, 2009. Subsequent to completing these loans the maturity was extended to October 13, 2009.

–

Interest on the loan is 18% annually

–

The Notes contain customary default provisions.

–

Voyant may prepay all or any portion of the principal amount of the Notes, without penalty or premium

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

–

Pursuant to the Notes, Voyant issued warrants to the Lenders entitling the holders thereof to purchase up to 5,500,000 shares of the Company’s common stock at $.075 per share and are exercisable for a period of five years

Equity Sale

On March 6, 2009, we sold 10,000,000 shares of restricted common stock to an unrelated third party, in return for $100,000. We relied on Section 3(a)(9) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures are now effective in alerting the Company on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act due to material improvements in our internal controls over financial reporting discussed immediately below. Since the end of the quarter ended June 30, 2008, our Management has worked closely with its accounting and advisory consultants – Hood & Strong (“Hood”) to correct and remedy internal weaknesses that previously caused management to determine that decisions regarding required disclosure, and the content of such disclosures, were not consistently and timely made. Among other things, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel whose job includes the reconciliation of critical accounts. Accordingly, as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are now effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Management

Our Board of Directors consisted of the following individuals as of December 31, 2008:

Name	Age	Positions and Offices Held	Since
Dana R. Waldman	44	Director (from November 1, 2006) and Chief Executive Officer	January 1, 2007
Mark M Laisure	38	Chairman of the Board , Chief Financial Officer and Secretary (resigned CEO title January 1, 2007, resigned CFO and Secretary title May 17, 2007)	May 16, 2003
Scott Fairbairn	42	Director (from April 5, 2006) and Chief Technology Officer	November 21, 2003
David R. Wells	46	Chief Financial Officer and Assistant Secretary	May 24, 2007
Volker Anhaeusser	53	Director	May 16, 2003

Dana R. Waldman, 44

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

Mark M. Laisure, Age 38

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

Scott Fairbairn, Age 42

Scott Fairbairn was the CTO of Voyant until May 21, 2008 when he entered into a Separation Agreement with the Company. Since 1985, he has contributed to the design, development, and delivery of technology solutions across a wide range of industries including telecom, financial services, multimedia, security, and internet commerce. From

1985 through 2005, he operated four entrepreneurial startups that were sold in acquisitions to certain private and publicly traded entities.

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

David R. Wells, Age 46

David R. Wells is the CFO of Voyant. Prior to joining Voyant he served as VP Finance for PowerHouse Technologies Group, Inc. (now Migo Software, Inc.), and prior to that was the Acting CFO of Insurance Services of America. Prior to that he was the VP, Finance and Administration for Broadstream, Inc. Mr. Wells was also the VP, Finance and Administration for the Hollywood Stock Exchange (HSX.com) where he was responsible for performing internal audits, establishing appropriate financial reporting, and extending corporate governance procedures. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls.

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

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

Director Independence

Our common stock is quoted on the Over-the-Counter Bulletin Board and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors. Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of December 31, 2008, the board of directors determined that only one of the directors was independent based on such criteria.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.   any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.   any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.   being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.   being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. During the fiscal year ended December 31, 2008, based solely on a review of such materials as are required by the SEC, no Reporting Persons failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has not adopted a formal code of ethics. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended December 31, 2008 and 2007 to (i) the individual who served as the Company's chief executive officer (“CEO”) during fiscal year 2008; and (ii) the Company's three most highly compensated employees other than the CEO who were serving as executive officers as of December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dana Waldman	2008 2007	231,926 162,875	–– ––	–– ––	–– 2,705,089	–– ––	287,500 577,937	108,511 59,188	627,937 3,505,089
Mark Laisure	2008 2007	220,406 216,855	––	––	–– 349,044	–– ––	10,948 4,500	62,917 28,645	294,271 594,544
Scott Fairbairn	2008 2007	170,878 201,206	––	––	–– 349,044	–– ––	–– 48,794	–– ––	170,878 599,044

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dana Waldman	9,500,000	––	None	$0.09	31-Dec-17	N/A	N/A	N/A	N/A
Mark Laisure	2,000,000	––	None	$0.09	31-Dec-17	N/A	N/A	N/A	N/A
Scott Fairbairn	2,000,000	––	None	$0.09	31-Dec-17	N/A	N/A	N/A	N/A

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Volker Anhaeusser	$40,000	––	––	––	––	––	$40,000

Option/SAR Grants in Fiscal Year 2008

The Company granted 4,870,000 stock options during the fiscal year ended December 31, 2008. The Company did not grant any stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2008.

There were no exercises of options for the fiscal year ended December 31, 2008 and the Company did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Director Compensation

On April 5, 2006, the Board of Directors of the Company approved and ratified the letter agreement between Volker Anhaeusser and the Company regarding his position as director of the Company, dated April 4, 2006. Pursuant to the terms of this agreement, Dr. Anhaeusser will be paid a directors fee of $10,000 in equity of the Company for each quarter of service. Each quarter, Dr. Anhaeusser may choose whether he will be paid in shares of the Company's common stock or in options for the purchase of shares of the Company's common stock. If Dr. Anhaeusser chooses the options, the option price will be determined by the closing market price on the last day of each quarter of service. If Dr. Anhaeusser chooses common stock, the amount of shares to be paid to Dr. Anhaeusser will be calculated based on dividing the weighted average closing stock price in the amount due to Dr. Anhaeusser for each quarter of service. The initial term of Dr. Anhaeusser's appointment is one year. Since 2006, the appointment has been extended for two successive one year terms.

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

During 2008 we entered into a Separation Agreement with Mr. Fairbairn such that in return for a one time cash payment of $103,169 and the continued vesting of certain options, Mr. Fairbairn agreed to release Voyant from any and all claims related to this employment agreement, along with the performance of certain development tasks.

Indemnification of Officers and Directors

The Nevada Revised Statutes and our bylaws permit us to indemnify and hold harmless our directors and officers from any liability or damage incurred by them as a result of the performance of their duties to the Company within the scope of their authority, or because of their position as officers and directors of the Company, to the maximum extent permitted by and subject to the limitations of applicable state and federal law. The Company is also authorized to enter into separate indemnification agreements with its officers and directors in accordance with any resolution duly adopted by the Company's Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's common stock as of March 31, 2009 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's common stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-K and (iv) all current directors and executive officers as a group. As of March 31, 2009, there were 184,291,383 shares of common stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Mark Laisure	3,800,000	2.1%
Scott Fairbairn	11,550,000	6.3%
Dana Waldman	15,600,000	8.5%
Volker Anhaeusser	276,282	*
All current directors and executive officers as a group (4 persons)	31,226,282	16.9%

———————

* Represents less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Voyant International Corporation, 444 Castro St, Suite 318, Mountain View, California. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of the Company common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 184,291,383 shares of common stock outstanding as of March 31, 2009.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

We do not believe that our current directors are considered “independent” as the term is used in Item 407(a)(1) of Regulation S-K under the Exchange Act and as defined under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. However, we are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include "independent" directors.

 ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for the services of Chang G. Park, CPA, Ph. D. and Kabani & Company, Inc., Certified Public Accountants provided during fiscal years 2008 and 2007:

	2008	2007
Audit fees	$40,000	$34,750
Audit related fees(1)	––	––
Tax fees	––	––
All other fees	15,000	––
Total	$55,000	$34,750

 (1)

During fiscal years 2008 and 2007 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

Audit Fees. Fees billed for professional services rendered for the audit and restatement of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

As we do not currently have an audit committee, our Board of Directors has a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (1)

Financial Statements

The following consolidated financial statements of Voyant International Corporation are included in Part II, Item 8 of this Report:

Report of Independent Certified Public Accounting Firm Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)

Exhibits

3.1.	Amended Articles of Incorporation
3.2.	Amended and Restated Bylaws (1)
4.1	Certificate of Designation of Series B Preferred Convertible Stock (2)
4.2	Amendment to Certificate of Designation of Series A Preferred Convertible Stock *
4.3	Amendment to Certificate of Designation of Series B Preferred Convertible Stock *
10.1	Letter of Intent between Registrant and Sports Immortals Inc. dated March 29, 2007 (3)
10.2	Senior Secured Note, dated August 9, 2007, by Voyant International Corporation (4)
10.3	Guaranty, dated August 9, 2007 by RocketStream Holding Corporation and RocketStream, Inc. (4)
10.4	Security Agreement dated August 9, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.5	Intercreditor Agreement dated August 9, 2007, between WAA, LLC and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.6	Intercreditor Agreement dated November 16, 2007, between WAA, LLC and J & N Invest, LLC (4)
10.7	Security Agreement dated November 16, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and J & N Invest, LLC (4)
10.8	Partial Settlement Agreement and Release dated September 7, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.9	Partial Settlement Agreement and Release dated October 8, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.10	Final Settlement Agreement and Release dated October 26, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.11	Senior Secured Note, dated November 16, 2007, by Voyant International Corporation (4)
10.12	Guaranty, dated November 16, 2007by RocketStream Holding Corporation and RocketStream, Inc. (4)
10.13	Form of Limited Release (2)
10.14	Loan Agreement between Registrant and MapleRidge, dated February 29, 2008 (5)
10.15	Promissory Note by Registrant to MapleRidge, dated February 29, 2008 (5)
10.16	Security Agreement between Registrant and MapleRidge, dated February 29, 2008 (5)
10.17	Intercreditor Agreement between WAA, LLC, Registrant and MapleRidge, dated February 29, 2008 (5)
10.18	Form of Warrant (5)
10.19	Form of Common Stock Purchase Warrant for The Blue Heron Family Trust, dated June 9, 2008 (8)
10.20	Secured Promissory Note by the Registrant to The Blue Heron Family Trust dated June 9, 2008 (8)
10.21	Loan Agreement between the Registrant and The Blue Heron Family Trust dated June 9, 2008 (8)

10.22	Common Stock Purchase Warrant for The Brown Family Trust dated October 14, 2008 (9)
10.23	Secured Promissory Note by the Registrant to The Brown Family Trust dated October 14, 2008 (9)
10.24	Loan Agreement between the Registrant and The Brown Family Trust dated October 14, 2008 (9)
10.25	2009 Consultant Stock Plan (10)
10.26	Intercreditor Agreement dated January 26, 2009 by and among the Registrant, White Star LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC and WAA, LLC *
10.27	Secured Promissory Note by the Registrant to Jason Lyons dated January 26, 2009 *
10.28	Secured Promissory Note by the Registrant to White Star LLC dated January 26, 2009 *
10.29	Secured Promissory Note by the Registrant to SRZ Trading, LLC dated January 26, 2009 *
10.30	Secured Promissory Note by the Registrant to Mueller Trading, L.P. dated January 26, 2009 *
10.31	Security Agreement by and among the Registrant, White Star LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC and WAA, LLC dated January 26, 2009 *
10.32	Common Stock Purchase Warrant for Jason Lyons dated January 26, 2009 *
10.33	Common Stock Purchase Warrant for White Star LLC dated January 26, 2009 *
10.34	Common Stock Purchase Warrant for SRZ Trading LLC dated January 26, 2009 *
10.35	Common Stock Purchase Warrant for Mueller Trading, L.P. dated January 26, 2009 *
10.36	Amendment to Amended and Restated Secured Promissory Note and Amended and Restated Loan Agreement dated March 31, 2009 by and between the Registrant and The Brown Family Trust *
10.37	Amendment to Amended and Restated Secured Promissory Note and Amended and Restated Loan Agreement dated March 31, 2009 by and between the Registrant and The Brown Family Trust *
10.38	Amendment to Second Amended and Restated Secured Promissory Note and Second Amended and Restated Loan Agreement dated March 31, 2009 by and between The Brown Family Trust *
10.39

Amendment to Secured Promissory Notes dated March 31, 2009 by and among Voyant, White Star, LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC, Rockstream, Inc., Zeros & Ones Technologies, Inc., The Brown Family Trust and WAA, LLC *

10.40

Intercreditor Agreement dated March 31, 2009 by and among Voyant, White Star, LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC, Rockstream, Inc., Zeros & Ones Technologies, Inc., The Brown Family Trust and WAA, LLC *

10.41	Guarantee and Collateral Agreement dated March 31, 2009 by and among Voyant, Rocketstream, Inc. and Zeros & Ones Technologies, Inc. *
21.	List of Subsidiaries (7)
23.1	Consent Kabani & Company, Inc. dated April 6, 2009*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

———————

*

Filed herewith.

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

(5)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2008.

(6)

Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2007.

(7)

Incorporated by reference from the Company’s Annual Report on Form 10-KSB filed with the SEC on April 8, 2008.

(8)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008.

(9)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2008.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: April 09, 2009

VOYANT INTERNATIONAL CORPORATION

By:	/s/ DANA R. WALDMAN
Dana R. Waldman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANA R. WALDMAN	Chief Executive Officer and Director	April 09, 2009
DANA R. WALDMAN	(Principal Executive Officer)

/s/ MARK M. LAISURE	Chairman of the Board	April 09, 2009
MARK M. LAISURE

/s/ DAVID R. WELLS	Chief Financial Officer	April 09, 2009
DAVID R. WELLS	(Principal Financial and Accounting Officer)

/s/ VOLKER ANHAEUSSER	Director	April 09, 2009
VOLKER ANHAEUSSER