Form 10-Q
period 2009-03-31
Voyant International CORP
filed 2009-05-18
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 202,104,347 issued and outstanding as of May 10, 2009.

VOYANT INTERNATIONAL CORPORATION

FORM 10-Q

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

3

C ondensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008

3

C ondensed Consolidated Statements Of Operations for the Three Months Ended March 31, 2009 and 2008

4

C ondensed Consolidated Statements Of Cash Flows for the Three Months Ended March 31, 2009 and 2008

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.      Management's Discussion and Analysis or Plan of Operations.

18

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.      Controls and Procedures

21

PART II OTHER INFORMATION

Item 1.      Legal Proceedings

22

Item 1A.   Risk Factors

22

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.      Defaults Upon Senior Securities

22

Item 4.      Submission of Matters to a Vote of Security Holders

22

Item 5.      Other Information

22

Item 6.      Exhibits

23

SIGNATURES

24

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$33,346	$127,660
Accounts receivable	53,100	23,218
Prepaid expenses	13,799	20,538
Debt issue costs, net	568,401	900,750
Total Current Assets	668,646	1,072,166
Non-Current Assets
Intangible assets, net	842,108	858,577
Property and equipment, net	30,960	33,370
Other Assets	18,181	18,181
Total Assets	$1,559,895	$1,982,294

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$496,731	$209,023
Accrued liabilities	153,838	278,237
Deferred income	230,000	242,000
Due to officers	553,103	302,510
Due to related party	70,000	60,000
Notes payable, net of discount of $453,024 and $758,942, respectively	4,037,728	3,313,892
Convertible debt, net of discount of $8,994 and $13,165, respectively	411,133	404,525
Shares to be issued	100,000	—
Settlement payable	—	210,926
Registration right liabilities	557,594	431,212
Total Current Liabilities	6,610,127	5,452,325
Long-Term Liabilities:
Notes Payable – Officers	112,304	126,830
Total Liabilities	6,722,431	5,579,155
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 1,006,937 shares issued and 981,777 shares outstanding as of March 31, 2009; 1,409,790 shares issued and 1,384,640 shares outstanding as of December 31, 2008	1,006	1,410
Common stock, $.001 par value; 600,000,000 shares authorized; 183,185,553 and 160,834,594 shares, respectively, issued and outstanding	183,186	160,835
Additional paid in capital in excess of par value	46,456,336	45,365,391
Treasury stock	(5,000)	(5,000)
Deferred compensation	(10,646)	(62,894)
Shares to be issued	135,563	—
Accumulated deficit	(51,922,981)	(49,056,603)
Total stockholders’ deficit	(5,162,536)	(3,596,861)
Total Liabilities and Stockholders’ Deficit	$1,559,895	$1,982,294

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$136,194	$14,677
Cost of Revenue	19,434	—

Gross Profit	116,760	14,677

Operating Expenses:
Research and development	461,526	564,512
Sales and marketing	172,972	316,696
General and administrative	1,033,375	1,066,200
Total operating expenses	1,667,873	1,947,408

Loss from Operations	(1,551,113)	(1,932,731)

Non-Operating Expenses:
Interest expense	1,285,032	507,542
Loss (gain) on settlements	27,833	(1,114)
Total non-operating expense	1,312,865	506,428

Loss Before Income Taxes	(2,863,978)	(2,439,159)
Provision for Income Taxes	(2,400)	(800)
Net Loss	$(2,866,378)	$(2,439,959)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares – Basic and Diluted	175,585,224	129,505,691

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$(2,866,378)	$(2,439,959)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	78,975	226,256
Share based compensation	358,515	717,205
Depreciation	2,410	2,405
Loss (gain) on settlement of debt	27,833	(1,114)
Amortization of debt discount	489,913	242,690
Amortization of debt issue costs	508,337	132,186
Amortization of intangible assets	16,469	16,652
Changes in operating assets and liabilities
Accounts receivable	(29,882)	(393)
Prepaid expenses and other current assets	6,739	(21,237)
Other assets	—	(62,137)
Accounts payable	518,181	105,100
Notes payable - officers	253,937	96,310
Deferred income	(12,000)	—
Accrued liabilities	170,507	66,704
Other payables	—	25,194

Net cash used in operating activities	(476,445)	(894,138)

Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	300,000	2,473,670
Repayment of notes payable and convertible debt	—	(150,000)
Payment of debt issue costs	—	(264,082)
Repayment of Notes payable to officers	(17,870)	—
Cash receipts on subscription of shares to be issued	100,000	—

Net cash provided by financing activities	382,130	2,059,588

Net increase (decrease) in cash and cash equivalents	(94,315)	1,165,450
Cash and Cash Equivalents, beginning of period	127,660	73,556
Cash and Cash Equivalents, end of period	$33,346	$1,239,006

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Continued)

	Three Months Ended March 31,
	2009	2008

Supplemental Disclosure of Cash Paid for:
Interest	$2,870	$33,515
Income Taxes	$2,400	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to retire accounts payable and accrued expenses	$504,702	$—
Shares issued in exchange for convertible notes	$—	$359,500

See accompanying notes to unaudited consolidated financial statements.

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

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

Our business model as a holding company combines aspects of a venture capital firm, a hedge fund, and an operating company, all in the unique context of a publicly-traded vehicle. We intend to pursue several business lines in our chosen field at the intersection of media and technology by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding (a) content creation and aggregation, (b) content distribution, (c) content processing, and/or (d) content visualization and experience. We intend to employ a mix of business models for these business lines, including, but not limited to, acquisitions, joint ventures, investments, partnerships, and organic development.

As of March 31, 2009, we had one active wholly-owned direct subsidiary, Rocketstream, Inc., and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K filed on April 9, 2009.

In preparation of our financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by us.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, RocketStream, Inc. and Zeros & Ones Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share – In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 115,223,773 and 104,170,416 shares at March 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 was adopted by the Company effective January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and, c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. . SFAS No. 141 (R) was adopted by the Company effective January 1, 2009. The adoption of SFAS No. 141 (R) did not have a material effect on the Company’s financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. SFAS No. 161 was adopted by the Company effective January 1, 2009. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

In May, 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May, 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 15, 2008. SFAS No. 163 was adopted by the Company effective January 1, 2009. The adoption of SFAS No. 163 did not have a material effect on the Company’s financial statements.

Note 3 - Property and Equipment

At March 31, 2009 and December 31, 2008, property and equipment consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)

Office equipment	$48,033	$48,033
Less accumulated depreciation	(17,073)	(14,663)

	$30,960	$33,370

Depreciation expense for the three months ended March 31, 2009 and 2008 was $2,410 and $2,405, respectively.

Note 4 - Intangible Assets

At March 31, 2009 and December 31, 2008, intangible assets consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)

Intangible assets	$1,001,855	$1,001,855
Less accumulated amortization	(159,747)	(143,278)

	$842,108	$858,577

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

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the three months ending March 31, 2009 and 2008 was $16,469 and $16,652, respectively.

The amortization of these intangible items over the next five years ending December 31 is as follows:

Year	Amount
2009	$66,790
2010	66,790
2011	66,790
2012	66,790
2013	66,790

Note 5 – Notes Payable

At March 31, 2009 and December 31, 2008, notes payable consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)

Bridge loans	$3,702,703	$3,702,703
Secured note, interest at 18% per annum	300,000	—
Unsecured note, interest at 12% per annum	7,500	36,000
	4,010,203	3,738,703
Accrued interest	480,549	334,131
Less: debt discount	(453,024)	(758,942)

	$4,037,728	$3,313,892

Bridge Loans

During the year ended December 31, 2008, we entered into three loan agreements with jointly controlled entities for a total of $3,702,703. The original terms of each loan is presented below. As of March 31, 2009, we amended the maturity dates of the first and second loans to correspond with that of the third loan, which is October 9, 2009.

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

•

All principal and any accrued but unpaid interest is due on the earlier of October 26, 2008; or the date on which Voyant has received an aggregate of $2,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the MapleRidge Bridge closing date, in one or a series of transactions. As noted above, the due date was subsequently extended to October 9, 2009.

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

Amended terms to MapleRidge Bridge Loan (now “The Brown Family Trust First Bridge Loan”)

During the period ended June 30, 2008, we completed another loan with a related entity (Blue Heron, discussed below), and in conjunction with the closing the new bridge with Blue Heron, we consented to the following changes to the MapleRidge loan:

•

The term of the loan was changed to 360 days from origination from the original 240 days, therefore the Maturity date is now February 23, 2009 (subsequently extended to October 9, 2009),

•

The warrants were given a cashless exercise provision where they did not previously have this option,

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

•

All principal and any accrued but unpaid interest is due on the earlier of June 4, 2009; or the date on which Voyant has received an aggregate of $3,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the Loan Closing Date, in one or a series of transactions. As noted above, the due date was subsequently extended to October 9, 2009.

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

During the quarter ended March 31, 2009, the Company agreed to issue an additional 1,759,879 common shares to the placement agent. The total debt issue costs of $175,988 have been recorded as a deferred charge in the accompanying balance sheet, and are being amortized as interest expense over the term of the loans.

For the three months ended March 31, 2009, the total amortization of debt issue costs for the First, Second and Third Brown Family Trust Bridge Loans was $508,337, and the total amortization of interest expense related to the issuance of warrants was $389,836.

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

As of March 31, 2009, the Company has not filed the registration statement. As a result, the Company has accrued the value of warrants to be issued due to not filing of registration statement for each additional 30-day period from the Filing Deadline. The registration right liabilities related to the unissued warrants amounted to $557,594 and $431,212 as of March 31, 2009 and December 31, 2008, respectively.

Secured Notes

On January 27, 2009, the Company executed four Secured Notes in aggregate sum of $300,000 (the “Notes”) in favor of White Star LLC, Mueller Trading L.P., Jason Lyons, and SRZ Trading, LLC (collectively referred to herein as the “Lenders”) under the following terms:

•

The Notes are secured by all of the assets of the Company;

•

The Notes mature on May 27, 2009. Subsequent to completing these loans the maturity was extended to October 13, 2009;

•

Interest on the loan is 18% annually;

•

The Notes contain customary default provisions; and

•

The Company may prepay all or any portion of the principal amount of the Notes, without penalty or premium.

Pursuant to the Notes, Voyant issued warrants to the Lenders entitling the holders thereof to purchase up to 5,500,000 shares of the Company’s common stock at $.075 per share (the “Warrants”). The Warrants are exercisable for a period of five years. We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. We recorded $179,823 of debt discount.

For the three months ended March 31, 2009, total amortization of interest expense related to the issuance of warrants was $95,905.

Note 6 – Convertible Debt

At March 31, 2009 and December 31, 2008, convertible debt consists of:

	March 31, 2009	December 31, 2008
	(Unaudited)

Unsecured convertible notes, interest between 8% and 12% per annum, due at various dates in 2009	$405,170	$405,170
Accrued interest	14,957	12,520
Less: debt discount	(8,994)	(13,165)

	$411,133	$404,525

During 2008, the Company issued approximately $474,000 of unsecured convertible notes (“Notes”) and warrants (“Note Warrants”) to individual investors. The Notes accrue interest at various rates between 8% and 12% per annum commencing immediately from the date of issuance. The Notes are due at various dates and are generally 1 year in length. The principal balance of the Notes and any accrued and unpaid interest can be convertible into shares of Restricted Common Stock. The decision to convert to Restricted Common Stock is at the sole election of the Note holder, and the conversion price will be calculated using a discount to the closing price for the 5 trading days prior to the requested conversion, subject to a floor or minimum price. The discounts range from 25 to 35% of the average closing price.

The Notes include Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.11 to $0.85 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is approximately 3 years. As of March 31, 2009 we had issued 930,040 Note Warrants in connection with the above Notes, and none have been exercised.

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

For the three months ended March 31, 2009, we recorded related interest expense of $4,172.

The holders of the Notes, Note Warrants and Extension Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants or Extension Warrants issued hereunder should we file a registration statement with the Securities and Exchange Commission (“SEC”).

Note 7 – Related Party Transactions

Current amounts due to related parties at March 31, 2009 and December 31, 2008 consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)

Due to officers - wages	$373,103	$122,510
Due to officers - executive bonus	180,000	180,000

	553,103	302,510
Due to related party - director	70,000	60,000

	$623,103	$362,510

All the above payables are interest free, unsecured and due on demand.

Long term liabilities totaled $112,304 and $126,830 at March 31, 2009 and December 31, 2008 respectively, and represent a note in the original principal amount of $300,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. Accrued and unpaid interest as of March 31, 2009 amounted to $2,304. During the three ended March 31,2009, $15,000 of the original principal balance was repaid.

Note 8 - Settlement Payable

At December 31, 2008, settlements payable of $210,926 represented amounts due to the former Chief Executive Officer and a former note holder. During the three months ended March 31, 2009, the Company issued a total of 2,539,000 shares of common stock to fully satisfy such obligations.

Note 9 - Stockholders' Equity

Common Stock

We have 600,000,000 shares of Common Stock authorized pursuant to a Certificate of Amendment to the Articles of Incorporation dated April 1, 2009 increasing out authorized Common Stock from 300,000,000 to 600,000,000 shares. During the three months ended March 31, 2009, we issued common stock as follows:

•

During the three months ended March 31, 2009 we issued 492,301 shares of common stock to various note holders for the repayment of debt and interest.

•

During the three months ended March 31, 2009 we issued 3,346,368 shares of common stock for settlement of accounts payable.

•

During the three months ended March 31, 2009 we issued 475,000 shares of common stock for services.

•

During the three months ended March 31, 2009 we issued 2,539,000 shares of common stock for settlements (see Note 8, Settlements Payable).

•

During the three months ended March 31, 2009 we issued 10,447,410 shares of common stock in exchange for the exercise of 10,547,867 warrants.

•

During the three months ended March 31, 2009 we issued 1,759,879 as debt issuance cost.

•

During the three months ended March 31, 2009, we issued 3,291,001 shares of common stock in exchange for 267,289 shares of Series B Convertible Preferred stock.

As of March 31, 2009 we had 185,185,553 shares of Common Stock issued and outstanding.

Preferred Stock

We have a total of 2,000,000 shares of Preferred Stock authorized. 3,000 shares of our Preferred Stock are designated as Series A Convertible Preferred Stock of which, as of March 31, 2009, 3,000 shares of Series A Convertible Preferred stock are issued and outstanding. Pursuant to an Amendment to the Certificate of Designation dated July 18, 2008, 1,997,000 shares of our Preferred Stock are designated as Series B Convertible Preferred Stock of which 1,003,938 shares of Series B Convertible Preferred stock are issued and 978,777 shares outstanding. During the three months ended March 31, 2009, 267,289 shares of Series B Convertible Preferred stock were converted into 3,291,001 shares of Common Stock. Shareholders holding an additional 135,563 shares of Series B Convertible Preferred stock have elected to convert such shares into 1,630,438 share of Common Stock which have not yet been issued as of March 31, 2009. Such shares have been reflected as Shares to Be Issued in the Stockholders’ Deficit section of the Balance Sheet as of March 31, 2009.

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

The following table summarizes the options outstanding as of March 31, 2009:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2009	28,970,000	$0.09	$15,140
Granted	—	$—	—
Forfeited/Canceled	(537,869)	$0.09	—
Exercised	—	—	—

Outstanding, March 31, 2009	28,432,131	$0.01	$1,287,230

Exercisable at March 31, 2009	23,743,626	$0.01	$1,057,493

The options outstanding at March 31, 2009 have a weighted average remaining life of 8.06 years. During the three months ended March 31, 2009, the Company modified the exercise price of 31,719,368 share options and warrants held by 10 employees, to $0.001 per share. As a result of that modification, the Company recognized additional compensation expense of approximately $288,474 for the three months ended March 31, 2009.

Compensation expense relating to employee stock options recognized for the three months ended March 31, 2009 and 2008 was $272,471 and $717,205 respectively.

Warrants

The following table summarizes the warrants outstanding as of March 31, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2009	91,839,509	$0.14	$982,214
Granted	5,500,000	$0.075	—
Forfeited/Canceled		$0.09	—
Exercised	(10,547,867)	$0.001	—

Outstanding, March 31, 2009	86,791,642	$0.13	$653,343

All the above warrants are exercisable as of March 31, 2009.

Note 11 - Commitments and Contingencies

Lease Agreement

On February 27, 2008 we entered into a 27-month lease agreement with a third party for 1,818 square feet of office space located in Mountain View, California. The agreement commenced April 15, 2008 and requires monthly lease payments of $8,181, which escalate to $8,849 through July 31, 2010.

Future minimum lease payments under this operating lease in Mountain View, California, as of March 31, 2009, are as follows:

Year	Minimum Lease Payment
2009	$76,409
2010	60,750
$137,159

We incurred $24,707 in rent expense under this lease for the three months ending March 31, 2009.

Note 12 – Legal Proceedings

During the quarter we were not involved in any legal proceedings except as follows:

On June 30, 2008, ADAPT4, LLC, a Florida limited liability company and Investors Life Insurance Corporation, a Turks and Caicos corporation, filed suit in the Circuit Court of the Eighteenth Judicial Circuit, in and for Brevard County, Florida against Edward C. Gerhardt, Individually, and Voyant International Corporation, a Nevada corporation, alleging violation of the Florida Uniform Trade Secrets Act, §688.01, et seq., Florida Statutes, for misappropriation of trade secrets, which suit seeks permanent injunctive relief and damages against Voyant International Corporation, a Nevada corporation. Voyant denies any liability and intends to defend itself against this baseless lawsuit.

We are not aware of other outstanding litigation as of May 10, 2009.

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

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout fiscal 2009 The Company anticipates that revenue from normal operations will occur in 2009 and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2009. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Note 14 – Subsequent Events

Equity Line of Credit

On April 13, 2009, Voyant International Corporation (“Voyant”) entered into an equity line of credit agreement with Ascendiant Capital Group, LLC and Ascendiant Equity Partners, LLC (together “Ascendiant”) in order to establish a possible source of funding for Voyant. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility pursuant to a Securities Purchase Agreement entered into between Voyant and Ascendiant (the “SPA”).

Pursuant to a Registration Rights Agreement entered into between Voyant and Ascendiant in connection with the equity line of credit, Voyant agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) by May 13, 2009 and to have the registration statement declared effective by the SEC by August 11, 2009. The registration statement will register will register shares of common stock to be purchased under the equity line of credit and the shares of common stock issued to Ascendiant for their commitment to the equity line of credit. There are no penalties assessed to Voyant in connection with the filing and effectiveness deadlines associated with the registration statement.

Under the equity line of credit agreement, Ascendiant has agreed to provide Voyant with up to $5,000,000 of funding prior to April 12, 2011. During this period, Voyant may request a drawdown under the equity line of credit by selling shares of its common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. Voyant may request a drawdown once every ten trading days, although Voyant is under no obligation to request any drawdowns under the equity line of credit. There must be a minimum of two trading days between each drawdown request.

During the ten trading days following a drawdown request, Voyant will calculate the amount of shares it will sell to Ascendiant and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of Voyant's common stock during each of the ten trading days immediately following the drawdown date, less a discount of 9%.

Voyant may request a drawdown by faxing a drawdown notice to Ascendiant, stating the amount of the drawdown and the lowest price, if any, at which Voyant is willing to sell the shares. The lowest price will be set by Voyant 's Chief Executive Officer or Chief Financial Officer in their sole and absolute discretion.

Calculation of Drawdown Amount, Purchase Price and Number of Shares Sold

There is no minimum amount Voyant can draw down at any one time. The maximum amount Voyant can draw down at any one time is an amount equal to:

•

20% of the total trading volume of Voyant ‘s common stock for the ten trading days prior to the date of the drawdown request, multiplied by

•

the weighted average price of Voyant 's common stock for the same ten trading days,

or any other amount mutually agreed upon by Voyant and Ascendiant.

On the day following the delivery of the drawdown notice, a valuation period of ten trading days will start:

•

On each of the ten trading days during the valuation period, the number of shares to be sold to Ascendiant will be determined by dividing 1/10 of the drawdown amount by the purchase price on each trading day. The purchase price will be 91% of the volume weighted average price of Voyant 's common stock on that day.

•

If the purchase price on any trading day during the ten trading day calculation period is below the minimum price specified by Voyant, then Ascendiant will not purchase any shares on that day, and the drawdown amount will be reduced by 1/10.

If Voyant sets a minimum price which is too high and Voyant 's stock price does not consistently meet that level during the ten trading days after its drawdown request, the amount Voyant can draw and the number of shares Voyant will sell to Ascendiant will be reduced. On the other hand, if Voyant sets a minimum price which is too low and its stock price falls significantly but stays above the minimum price, Voyant will have to issue a greater number of shares to Ascendiant based on the reduced market price.

Payment for Shares

The shares purchased on the ten trading days following a drawdown request will be issued and paid for on the 13th trading day following the drawdown request.

Termination of the Equity Line of Credit Agreement

The equity line of credit agreement will be terminated if:

•

Voyant ‘s common stock is de-listed from the Over The Counter Bulletin Board unless the de-listing is in connection with Voyant 's subsequent listing of its common stock on the NASDAQ National Market, the NASDAQ SmallCap Market, the New York Stock Exchange, the American Stock Exchange,

•

Voyant files for protection from its creditors under the Federal Bankruptcy laws,

•

The shares which are to be sold to Ascendiant are not covered by an effective registration statement,

•

Ascendiant fails to honor a drawdown notice, or

•

The equity line of credit agreement violates any other agreement to which Voyant is a party.

General

Voyant issued Ascendiant 2,500,000 shares of its restricted common stock in consideration for providing the equity drawdown facility. Additionally, on the trading day immediately prior to the date Voyant sends its first drawdown notice to Ascendiant, and in consideration for providing the equity drawdown facility, Voyant will deliver to Ascendiant shares of its common stock equal in number to the amount determined by:

•

dividing $250,000 by the greater of the weighted average price of Voyant 's common stock or the closing bid price of Voyant 's common stock on the second trading day immediately preceding the drawdown notice.

Voyant has agreed to pay $10,000 to Feldman Weinstein Smith LLP, legal counsel to Ascendiant, for Ascendiant's legal expenses relating to the equity line of credit. Voyant issued 400,000 shares of common stock registered under its Form S-8 as a deposit against the future cash payment of this obligation.

Ascendiant is entitled to customary indemnification from Voyant for any losses or liabilities it suffers as a result of any breach by Voyant of any provisions of the equity line of credit agreement, or as a result of any lawsuit brought by any shareholder of Voyant, provided the shareholder instituting the lawsuit is not an officer, director or principal shareholder of Voyant.

The foregoing securities were issued in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration.

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

Over the years, Voyant has acquired a portfolio of intellectual property and know-how, portions of which have been re-aligned to address new, large commercial market applications that range from aviation broadband services to data acceleration transfer to new radio spectrum opportunities. Our leading-edge technologies and the strong foundation of our management team give us the ability to address a disconnect between digital media content and technology. The media and technology industries are two of the largest and most dynamic industries in the world, and Voyant sees these fields as complementary. Given the world’s current rapid transformation to digital media, Voyant plans to capitalize on these changing dynamics by leveraging its intellectual property, making strategic acquisitions, and forging industry relationships to streamline and enhance the way businesses and consumers interact with digital content.

Plan of Operations

Voyant has several business units and subsidiaries. Currently, we have active programs in the following areas:

RocketStream

A wholly owned subsidiary of Voyant, RocketStream, Inc. designs and delivers software technology to accelerate and manage large data transfers over IP networks such as the Internet. RocketStream essentially shrinks the digital world, removing the barriers of geography from digital communications. With its powerful, proprietary protocols, RocketStream’s technologies can dramatically accelerate the transfer of data, revolutionizing the concept of distributed digital communication. RocketStream, Inc. currently has two primary product families, marketed under the brand names RocketStream® and RocketConnect™.

The RocketStream data transfer technology can be applied to a host of applications, from file transfer to web delivery to streaming video. The combined suite of technologies is comprised of components based on RocketStream's proprietary packet protocols, data encryption technologies, and transport acceleration.

The first RocketStream-branded product was introduced to the market in March, 2007. This software product suite is targeted at enterprise users and provides file transfer acceleration, automation and security functions. Users can set up hot folders, synchronize files with remote servers, and schedule file transfers in advance, all while relying on RocketStream’s on-the-fly encryption and lossless compression to move data securely and reliably. This product can be used to send large files over long distances, which can be applied to the large market verticals such as oil and gas, mining, entertainment, legal, financial services, military, and medical. Though not our primary focus, we currently sell RocketStream as a discrete software product through a combination of direct sales and a global value-added reseller (VAR) network.

RocketStream’s primary focus extends far beyond discrete RocketStream product sales, to the embedding of the RocketStream technology into third-party applications. This effort, which has already begun, is intended to place the RocketStream engine within a host of industry-specific software offerings, greatly extending the reach of the technology. In this fashion, RocketStream intends to leverage its customers’ diverse array of marketing resources, thereby opening multiple avenues for recurring revenue streams.

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

In December, 2008, the company introduced RocketConnect, a software-based product designed to accelerate data traversing the sol-called “last mile” between a telephone switching center and a consumer’s premises. In January, 2009, additional functionality was announced that extends RocketConnect to mobile devices, as well. RocketConnect was developed in a partnership with Sunbay, AG of Switzerland.

•

With the introduction of RocketConnect, the company now provides data transfer acceleration technologies that directly benefit consumer. RocketConnect applies to landline (fiber, DSL, cable modem, or dial-up), satellite, or wireless connections, and can speed data transfers by up to a factor of 10.

RocketConnect is marketed to telecommunications companies and Internet Service Providers (ISPs). The product is designed to improve the on-line experience of these companies’ customers while providing the companies with substantial capital and operating savings.In August, 2008 RocketStream and Voyant announced the hiring of Jay Elliot, who has been appointed Voyant’s General Manager of Software Products and Services. As part of his responsibilities for managing Voyant’s software businesses, Mr. Elliot became the President of RocketStream. Mr. Elliot comes to Voyant with over 30 years of operations experience at some of Silicon Valley’s best-known technology companies. He served as senior vice president of operations at Apple Computer, overseeing the development of the original Macintosh software, which raised Apple’s revenue from $150M to over $2B. He has served as director of IBM’s 16,000-employee Santa Teresa software laboratory and as director of Intel’s California operations. More recently, Mr. Elliot was the founder of Migo Software, a pioneer of content synchronization software and a global provider of content mobility software that is now distributed by several industry-leading companies, including Kingston, HP, and Memorex.

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

Many of our competitors rely on satellites to provide in-flight connectivity to airplanes. Due to the high cost of satellite bandwidth, we believe that these competitors will not be able to scale their service offerings to market-demanded data rates at acceptable cost point. Voyant’s solution involves connectivity directly from the air-to-ground (ATG). While ATG limits our solution to intra-continental air travel, Voyant’s technology is expected to enable us to provide such connectivity at a much higher data rate, and therefore a far lower cost/bit, than competing solutions. The result is that intra-continental airplane passengers will enjoy a true broadband experience and remain as connected in flight as they are in their homes and offices.

While one other competitor is deploying ATG service in the United States today, Voyant believes that our service will offer substantially more bandwidth to each airplane in flight. We believe that this technological advantage will enable Voyant to provide a superior customer experience, whereas other ATG approaches will provide a customer experience that will be unacceptably slow once fully deploy. Voyant intends to provide a true broadband experience, whereas we believe that our competitors are providing the equivalent of a dial-up experience.

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

•

Continental Europe, United States, and parts of the Middle East and Asia are the markets of particular interest to Voyant. Flights that remain within these regions make up over 82% of commercial airplane flights.

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

Voyant Productions/Voyant Digital media

Voyant Productions, also known as Voyant Digital Media, was a business unit dedicated to the production and aggregation of digital media content, potentially including feature-length motion pictures, television, Internet, and short form content. In February, 2009, following a strategic review of our businesses and available resources, the activities of this business unit were suspended indefinitely. The company may elect to resume these activities in the future, as business conditions change.

Ongoing Opportunity Evaluation

As a holding company, Voyant continually evaluates new opportunities at the intersection of media and technology. Our core expertise is the ability to combine disparate technologies and skill sets to achieve novel results and create new value. We note that Voyant had communicated to shareholders regarding one specific acquisition that we had intended to make during the quarter ended March 31, 2009. Due to the changing business climate, changes in the business conditions of our acquisition target, and changes in financial markets, we have elected not to consummate that transaction.

Voyant continues to evaluate a significant number of other such new opportunities. We intends to announce those business activities that we choose to pursue as competitive and regulatory constraints permit.

Results of Operations

Three-Month Period Ended March 31, 2009

We had $136,194 in revenue for the three months ended March 31, 2009 compared with $14,677 for the corresponding period ended March 31, 2008. Our revenue was derived mostly from the sale of our RocketStream products ($124,194), and $12,000 related to services in the Wireless segment. Our development with Proginet was completed last quarter and no revenue from the sale of products was recognized this quarter. Our net loss increased for the period from 2008 due to increased interest charges. For the three months ended March 31, 2009 our net loss was $2,866,378 as compared to $2,439,959 for the same period in 2008. Our non-cash charges for the quarter ending March 31, 2009 included $489,913 related to the amortization of debt discount and $508,337 related to the amortization of debt issue costs. It also includes the use of stock and warrants for services of $358,515

The detail of our spending is as follows:

•

Research and development spending decreased to $461,526 in 2009 from $564,512 in 2008. We incurred non-cash charges associated with the issuance of stock options in the amount of $88,264 and accrued wages of $70,457. Costs associated with outside Professional Services totaled $111,726 and Developer Services of $59,395.

•

Sales and marketing spending decreased to $172,972 in 2009 from $316,696 in 2008. We incurred non-cash charges associated with the issuance of stock options in the amount of $53,970, and accrued wages of $31,291. We incurred advertising costs of $20,817 related to on-line advertising for our RocketStream products, and public relations expenses of $5,957.

•

General and administrative expenses were $1,033,375 and $1,066,200 for the quarters ending March 31, 2009 and 2008, respectively. Expenses were comprised of wages of $265,328 ($148,843 of which were accrued), non-cash costs associated with the issuance of stock options of $193,466, and legal fees of $198,559, all of which were paid in common stock.

•

Total interest expense for the three months ended March 31, 2009 of $1,285,032 related primarily to non-cash charges for amortization of debt discount ($489,913) and debt issue costs ($508,337). For the three months ended March 31, 2009, the cash interest expense amounted to $3,404.

Liquidity and Capital Resources

At March 31, 2009, we had working capital of ($5,941,481) as compared to working capital of ($4,380,159) at December 31, 2008. During the three months ended March 31, 2009, net cash used in operations was $476,445 and consisted principally of a net loss of $2,866,378 and was offset by stock based compensation of $358,515, stock based services of $81,677, depreciation and amortization of intangibles of $18,879, amortization of debt issue costs of $508,337, amortization of debt discount of $489,913 and a loss on settlement of debt of $27,833. The balance sheet accounts provided $907,482 in working capital through normal operations, including increases in accounts payable of $518,181 and accrued liabilities of $170,507.

Our current cash on hand at March 31, 2009 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support our continued growth. Our management believes we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise such additional financing.

Recent and Expected Losses

There can be no assurance that we will generate positive revenues from our operating activities, or that we will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect our business, financial condition, and results of operations. For the fiscal year ended December 31, 2008, we incurred a net pre tax loss of $13,726,477 and, for the fiscal year ended December 31, 2007, we incurred a net pre tax loss of $12,482,379. Our auditors, Kabani & Company, Inc., Certified Public Accountants, issued an opinion in connection with our financial statements for the fiscal year ended December 31, 2008 noting that while we have recently obtained additional financing, the sustained recurring losses raise substantial doubt about our ability to continue as a going concern.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures are now effective in alerting the Company on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act due to material improvements in our internal controls over financial reporting discussed immediately below. Since the end of the prior fiscal quarter, our Management has worked closely with its accounting and advisory consultants – Hood & Strong (“Hood”) to correct and remedy internal weaknesses that previously caused management to determine that decisions regarding required disclosure, and the content of such disclosures, were not consistently, timely, made. Among other things, with the assistance of Hood, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel who job includes the reconciliation of critical accounts. Accordingly, as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are now effective.

Changes in Internal Control Over Financial Reporting

The Company has undertaken changes in its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Since the end of the prior fiscal quarter, our Management has worked closely with its accounting and advisory consultants – Hood & Strong (“Hood”) to correct and remedy material weaknesses over internal controls. Among other things, with the assistance of Hood, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel who job includes the reconciliation of critical accounts. Accordingly, as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are now effective.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On June 30, 2008, ADAPT4, LLC, a Florida limited liability company and Investors Life Insurance Corporation, a Turks and Caicos corporation, filed suit in the Circuit Court of the Eighteenth Judicial Circuit, in and for Brevard County, Florida against Edward C. Gerhardt, Individually, and Voyant International Corporation, a Nevada corporation, alleging violation of the Florida Uniform Trade Secrets Act, §688.01, et seq., Florida Statutes, for misappropriation of trade secrets, which suit seeks permanent injunctive relief and damages against Voyant International Corporation, a Nevada corporation. Voyant denies any liability and intends to defend itself against this baseless lawsuit.

Item 1A.

Risk Factors

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009 we issued 92,301 shares of common stock to various noteholders for the payment of $9,230 of interest. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended March 31, 2009 we issued 2,803,186 shares of common stock to various parties for services valued at $177,681. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended March 31, 2009 we issued 2,939,000 shares of common stock to various parties for services valued at $240,989. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended March 31, 2009 we issued 3,291,00` shares of common stock to certain employees in exchange for 267,289 shares of Series B Preferred Stock. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the quarter ended March 31, 2009 we issued 10,447,410 shares of common stock in exchange for the exercise of 10,547,867 warrants. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On March 23, 2009, the holders of 62.2% of our common stock voted via written consent to increase our authorized shares of common stock from 300,000,000 shares to 600,000,000 shares.

Item 5.

Other Information

None

Item 6.

Exhibits

3.1	Amended Articles of Incorporation(1)
3.2	Amendment to Certificate of Designation of Series A Preferred Convertible Stock (2)
3.3	Amendment to Certificate of Designation of Series B Preferred Convertible Stock (2)
10.1	2009 Consultant Stock Plan (3)
10.2	Intercreditor Agreement dated January 26, 2009 by and among the Registrant, White Star LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC and WAA, LLC (2)
10.3	Secured Promissory Note by the Registrant to Jason Lyons dated January 26, 2009 (2)
10.4	Secured Promissory Note by the Registrant to White Star LLC dated January 26, 2009 (2)
10.5	Secured Promissory Note by the Registrant to SRZ Trading, LLC dated January 26, 2009 (2)
10.6	Secured Promissory Note by the Registrant to Mueller Trading, L.P. dated January 26, 2009 (2)
10.7	Security Agreement by and among the Registrant, White Star LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC and WAA, LLC dated January 26, 2009 (2)
10.8	Common Stock Purchase Warrant for Jason Lyons dated January 26, 2009 (2)
10.9	Common Stock Purchase Warrant for White Star LLC dated January 26, 2009 (2)
10.10	Common Stock Purchase Warrant for SRZ Trading LLC dated January 26, 2009 (2)
10.11	Common Stock Purchase Warrant for Mueller Trading, L.P. dated January 26, 2009 (2)
10.12	Amendment to Amended and Restated Secured Promissory Note and Amended and Restated Loan Agreement dated March 31, 2009 by and between the Registrant and The Brown Family Trust (2)
10.13	Amendment to Amended and Restated Secured Promissory Note and Amended and Restated Loan Agreement dated March 31, 2009 by and between the Registrant and The Brown Family Trust (2)
10.14	Amendment to Second Amended and Restated Secured Promissory Note and Second Amended and Restated Loan Agreement dated March 31, 2009 by and between The Brown Family Trust (2)
10.15

Amendment to Secured Promissory Notes dated March 31, 2009 by and among Voyant, White Star, LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC, RocketStream, Inc., Zeros & Ones Technologies, Inc., The Brown Family Trust and WAA, LLC (2)

10.16

Intercreditor Agreement dated March 31, 2009 by and among Voyant, White Star, LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC, RocketStream, Inc., Zeros & Ones Technologies, Inc., The Brown Family Trust and WAA, LLC (2)

10.17	Guarantee and Collateral Agreement dated March 31, 2009 by and among Voyant, Rocketstream, Inc. and Zeros & Ones Technologies, Inc. (2)
31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)*

31.2	Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

———————

* Filed herewith.

(1) Filed on May 11, 2009 as an exhibit to our registration statement on Form S-1, and incorporated by reference.

(2) Filed on April 9, 2009 as an exhibit to our annual report on Form 10-K, and incorporated herein by reference.

(3) Filed on January 23, 2009 as an exhibit to our registration statement on Form S-8, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYANT INTERNATIONAL CORPORATION

Dated: May 18, 2009	By:	/s/ DANA R. WALDMAN
Dana R. Waldman
Chief Executive Officer

24