Form 10-K/A
period 2008-12-31
Voyant International CORP
filed 2009-06-19
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

VOYANT INTERNATIONAL CORPORATION

FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

PART I

ITEM 1.        BUSINESS

2

ITEM 2.        DESCRIPTION OF PROPERTY

6

ITEM 3.        LEGAL PROCEEDINGS

6

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

7

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

8

ITEM 8.        FINANCIAL STATEMENTS

11

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

34

ITEM 9A.     CONTROLS AND PROCEDURES

34

ITEM 9B.     OTHER INFORMATION

35

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

36

ITEM 11.      EXECUTIVE COMPENSATION

38

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

41

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

41

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

42

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

43

Signatures

46

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2008 is filed to (i) include our management’s report on the Company’s internal control over financial reporting under Item 9A; (ii) amend the date of our management’s conclusions as to its evaluation of disclosures controls and procedures under Item 9A; (iii) amend the disclosure period of any changes in internal control over financial reporting under Item 9A; and (iv) amend our Chief Executive Officer’s certificate filed as Exhibit 31.1.

These changes were made, and this Form 10-K/A is filed subsequent to our Amendment No. 1 to the Registration Statement on Form S-1 (333-159138), in response to a letter from the Commission dated June 9, 2009.  Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our annual report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures are now effective in alerting the Company on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act due to material improvements in our internal controls over financial reporting discussed immediately below. Since the end of the quarter ended June 30, 2008, our Management has worked closely with its accounting and advisory consultants – Hood & Strong (“Hood”) to correct and remedy internal weaknesses that previously caused management to determine that decisions regarding required disclosure, and the content of such disclosures, were not consistently and timely made. Among other things, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel whose job includes the reconciliation of critical accounts. Accordingly, as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are now effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework ..  Based on our assessment , management concluded that, as of December 31, 2008, the Company’s internal controls over financial reporting were not effective.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management identified the following material weakness as of December 31, 2008:

(1)

lack of audit committee to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

Because of that material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008. To remediate that material weakness, the Company intends to expand its board of directors to include at least one independent director who qualifies as an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K and form an audit committee of its board of directors.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(3)

Exhibits

3.1.	Amended Articles of Incorporation (11)
3.2.	Amended and Restated Bylaws (1)
4.1	Certificate of Designation of Series B Preferred Convertible Stock (2)
4.2	Amendment to Certificate of Designation of Series A Preferred Convertible Stock (10)
4.3	Amendment to Certificate of Designation of Series B Preferred Convertible Stock (10)
10.1	Letter of Intent between Registrant and Sports Immortals Inc. dated March 29, 2007 (3)
10.2	Senior Secured Note, dated August 9, 2007, by Voyant International Corporation (4)
10.3	Guaranty, dated August 9, 2007 by RocketStream Holding Corporation and RocketStream, Inc. (4)
10.4	Security Agreement dated August 9, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.5	Intercreditor Agreement dated August 9, 2007, between WAA, LLC and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.6	Intercreditor Agreement dated November 16, 2007, between WAA, LLC and J & N Invest, LLC (4)
10.7	Security Agreement dated November 16, 2007, among Voyant International Corporation, RocketStream Holding Corporation and RocketStream, Inc. and J & N Invest, LLC (4)
10.8	Partial Settlement Agreement and Release dated September 7, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.9	Partial Settlement Agreement and Release dated October 8, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.10	Final Settlement Agreement and Release dated October 26, 2007, between Voyant International Corporation and Congregation Ahavas Tzedokah Vechesed, Inc. (4)
10.11	Senior Secured Note, dated November 16, 2007, by Voyant International Corporation (4)
10.12	Guaranty, dated November 16, 2007by RocketStream Holding Corporation and RocketStream, Inc. (4)
10.13	Form of Limited Release (2)
10.14	Loan Agreement between Registrant and MapleRidge, dated February 29, 2008 (5)
10.15	Promissory Note by Registrant to MapleRidge, dated February 29, 2008 (5)
10.16	Security Agreement between Registrant and MapleRidge, dated February 29, 2008 (5)
10.17	Intercreditor Agreement between WAA, LLC, Registrant and MapleRidge, dated February 29, 2008 (5)
10.18	Form of Warrant (5)
10.19	Form of Common Stock Purchase Warrant for The Blue Heron Family Trust, dated June 9, 2008 (8)
10.20	Secured Promissory Note by the Registrant to The Blue Heron Family Trust dated June 9, 2008 (8)
10.21	Loan Agreement between the Registrant and The Blue Heron Family Trust dated June 9, 2008 (8)

10.22	Common Stock Purchase Warrant for The Brown Family Trust dated October 14, 2008 (9)
10.23	Secured Promissory Note by the Registrant to The Brown Family Trust dated October 14, 2008 (9)
10.24	Loan Agreement between the Registrant and The Brown Family Trust dated October 14, 2008 (9)
10.25	2009 Consultant Stock Plan (10)
10.26	Intercreditor Agreement dated January 26, 2009 by and among the Registrant, White Star LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC and WAA, LLC (10)
10.27	Secured Promissory Note by the Registrant to Jason Lyons dated January 26, 2009 (10)
10.28	Secured Promissory Note by the Registrant to White Star LLC dated January 26, 2009 (10)
10.29	Secured Promissory Note by the Registrant to SRZ Trading, LLC dated January 26, 2009 (10)
10.30	Secured Promissory Note by the Registrant to Mueller Trading, L.P. dated January 26, 2009 (10)
10.31	Security Agreement by and among the Registrant, White Star LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC and WAA, LLC dated January 26, 2009 (10)
10.32	Common Stock Purchase Warrant for Jason Lyons dated January 26, 2009 (10)
10.33	Common Stock Purchase Warrant for White Star LLC dated January 26, 2009 (10)
10.34	Common Stock Purchase Warrant for SRZ Trading LLC dated January 26, 2009 (10)
10.35	Common Stock Purchase Warrant for Mueller Trading, L.P. dated January 26, 2009 (10)
10.36	Amendment to Amended and Restated Secured Promissory Note and Amended and Restated Loan Agreement dated March 31, 2009 by and between the Registrant and The Brown Family Trust (10)
10.37	Amendment to Amended and Restated Secured Promissory Note and Amended and Restated Loan Agreement dated March 31, 2009 by and between the Registrant and The Brown Family Trust (10)
10.38	Amendment to Second Amended and Restated Secured Promissory Note and Second Amended and Restated Loan Agreement dated March 31, 2009 by and between The Brown Family Trust (10)
10.39

Amendment to Secured Promissory Notes dated March 31, 2009 by and among Voyant, White Star, LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC, Rockstream, Inc., Zeros & Ones Technologies, Inc., The Brown Family Trust and WAA, LLC (10)

10.40

Intercreditor Agreement dated March 31, 2009 by and among Voyant, White Star, LLC, Mueller Trading, L.P., Jason Lyons, SRZ Trading, LLC, Rockstream, Inc., Zeros & Ones Technologies, Inc., The Brown Family Trust and WAA, LLC (10)

10.41	Guarantee and Collateral Agreement dated March 31, 2009 by and among Voyant, Rocketstream, Inc. and Zeros & Ones Technologies, Inc. (10)
10.42	Amended Securities Purchase Agreement dated June 15, 2009 by and among Voyant, Ascendiant Equity Partners, LLC, and Ascendiant Capital Group, LLC (12)
21. 1	List of Subsidiaries (7)
23.1	Consent of Kabani & Company, Inc. dated April 6, 2009 (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(8)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008.

(9)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2008.

(10)

Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2009.

(11)

Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on May 11, 2009.

(12)

Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1/A filed with the SEC on June 19, 2009.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: June 19, 2009

VOYANT INTERNATIONAL CORPORATION

By:	/s/ DANA R. WALDMAN
Dana R. Waldman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANA R. WALDMAN	Chief Executive Officer and Director	June 19, 2009
DANA R. WALDMAN	(Principal Executive Officer)

/s/ MARK M. LAISURE	Chairman of the Board	June 19, 2009
MARK M. LAISURE

/s/ DAVID R. WELLS	Chief Financial Officer	June 19, 2009
DAVID R. WELLS	(Principal Financial and Accounting Officer)

/s/ VOLKER ANHAEUSSER	Director	June 19, 2009
VOLKER ANHAEUSSER