Form 10-K/A
period 2008-12-31
Voyant International CORP
filed 2009-07-22
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13or Section 15(d) of theAct. Yes ☑  No  ☐

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

As of March 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7.65 million based on a closing price of $0.05 per share of common stock as reported on the Over-the Counter Bulletin Board on such date. As of March 31, 2009, we had 183,185,553 shares of our Common Stock issued and outstanding.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

42

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

43

Signatures

46

EXPLANATORY NOTE

This Amendment No. 2 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2008 is filed to amend (i) the number of issued and outstanding shares of our common stock as of March 31, 2009 on the cover page, and (ii) the disclosures in Item 9A, “Controls and Procedures.”

These changes were made in response to a letter from the Commission dated July 8, 2009.  Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our annual report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures improved since June 30, 2008 in alerting the Company on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act due to material improvements in our internal controls over financial reporting discussed immediately below, but remain ineffective. Since the end of the quarter ended June 30, 2008, our management has worked closely with its accounting and advisory consultants – Hood & Strong (“Hood”) to correct and remedy internal weaknesses that previously caused management to determine that decisions regarding required disclosure, and the content of such disclosures, were not consistently and timely made. Among other things, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel whose job includes the reconciliation of critical accounts. Despite such improvement, as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are in effective because of a material weakness in our internal control over financial reporting as discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal controls over financial reporting were not effective.

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

(1)

lack of audit committee and a director who qualifies as an audit committee financial expert to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

Because of that material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008. To remediate that material weakness, the Company intends to expand its board of directors to include at least one independent director who qualifies as an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K and form an audit committee of its board of directors. Our management believes that the addition of an audit committee and a director who qualifies as an audit committee financial expert would address the deficiency in our internal controls over financial reporting.

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

10.41	Guarantee and Collateral Agreement dated March 31, 2009 by and among Voyant, Rocketstream, Inc. and Zeros & Ones Technologies, Inc. (10)
10.42	Amended Securities Purchase Agreement dated June 15, 2009 by and among Voyant, Ascendiant Equity Partners, LLC, and Ascendiant Capital Group, LLC (11)
21.1	List of Subsidiaries (7)
23.1	Consent of Kabani & Company, Inc. dated April 6, 2009 (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(8)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2008.

(9)

Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2008.

(10)

Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2009.

(11)

Incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on July   21, 2009.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 22, 2009

VOYANT INTERNATIONAL CORPORATION

By:	/s/ DANA R. WALDMAN
Dana R. Waldman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANA R. WALDMAN	Chief Executive Officer and Director	July 22, 2009
DANA R. WALDMAN	(Principal Executive Officer)

/s/ MARK M. LAISURE	Chairman of the Board	July 22, 2009
MARK M. LAISURE

/s/ DAVID R. WELLS	Chief Financial Officer	July 22, 2009
DAVID R. WELLS	(Principal Financial and Accounting Officer)

/s/ VOLKER ANHAEUSSER	Director	July 22, 2009
VOLKER ANHAEUSSER