Form 10-Q/A
period 2009-03-31
Voyant International CORP
filed 2009-08-17
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

4

Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008

4

Condensed Consolidated Statements Of Operations for the Three Months Ended March 31, 2009 and 2008

5

Condensed Consolidated Statements Of Cash Flows for the Three Months Ended March 31, 2009 and 2008

6

Notes to Condensed Consolidated Financial Statements

8

Item 2.      Management's Discussion and Analysis or Plan of Operations.

19

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.      Controls and Procedures

22

PART II OTHER INFORMATION

Item 1.      Legal Proceedings

24

Item 1A.   Risk Factors

24

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.      Defaults Upon Senior Securities

24

Item 4.      Submission of Matters to a Vote of Security Holders

24

Item 5.      Other Information

24

Item 6.      Exhibits

25

SIGNATURES

26

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2009 is filed to amend certain disclosures in Part I, Item 4, “Controls and Procedures.”

Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our quarterly report on Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 our disclosure controls and procedures are not effective due to the lack of an audit committee and a director who qualifies as an audit committee financial expert to oversee our accounting and financial reporting processes, as well as approval of the our independent auditors.

To remediate the material weakness, we intend to expand our board of directors to include at least one independent director who qualifies as an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, and form an audit committee of our board of directors. Our management believes that the addition of an audit committee and a director who qualifies as an audit committee financial expert would address the deficiency in our disclosure controls and procedures.  As of August 11, 2009, the Company has not been able to identify at least one independent director who qualifies as an audit committee financial expert, but we continue our efforts in seeking to add such an independent director to our Board.

Changes in Internal Control Over Financial Reporting

The Company has undertaken changes in its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Since the end of the prior fiscal quarter, our management has worked closely with its accounting and advisory consultants, Hood & Strong (“Hood”), to correct and remedy material weaknesses over internal controls. Among other things, our management has retained Hood to perform monthly closing of its books, increased Hood’s participation in the quarterly preparation of documents provided to the auditors supporting its quarterly reports, and added internal personnel whose job includes the reconciliation of critical accounts.

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

VOYANT INTERNATIONAL CORPORATION

Dated: August 17, 2009	By:	/s/ DANA R. WALDMAN
Dana R. Waldman
Chief Executive Officer