Form 10-Q
period 2009-06-30
Voyant International CORP
filed 2009-08-17
CIK 845807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

215,866,585 issued and outstanding as of August 11, 2009.

VOYANT INTERNATIONAL CORPORATION

FORM 10-Q

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008

1

Condensed Consolidated Statements Of Operations fot the Three and Six Months
Ended June 30, 2009 and 2008

2

Condensed Consolidated Statements Of Cash Flows for the Six Months Ended
June 30, 2009 and 2008

3

Notes To Condensed Consolidated Financial Statements

4

Item 2.       Management's Discussion and Analysis or Plan of Operations.

17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.       Controls and Procedures

21

PART II OTHER INFORMATION

Item 1.       Legal Proceedings

23

Item 1A.    Risk Factors

23

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.       Defaults Upon Senior Securities

23

Item 4.       Submission of Matters to a Vote of Security Holders

24

Item 5.       Other Information

24

Item 6.       Exhibits

24

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$14,226	$127,660
Accounts receivable	70,068	23,218
Other current assets	25,060	20,538
Debt issue costs, net	250,125	900,750
Total Current Assets	359,479	1,072,166
Non-Current Assets
Intangible assets, net	825,456	858,577
Property and equipment, net	28,523	33,370
Other Assets	18,181	18,181
Total Assets	$1,231,639	$1,982,294

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$641,857	$209,023
Accrued liabilities	478,008	278,237
Deferred income	230,000	242,000
Due to officers	655,161	302,510
Due to related party	80,000	60,000
Notes payable, net of discount of $242,705and $758,942, respectively	4,392,482	3,313,892
Convertible debt, net of discount of $16,124 and $13,165, respectively	429,951	404,525
Settlement payable	––	210,926
Registration right liabilities	637,823	431,212
Total Current Liabilities	7,545,282	5,452,325
Long-Term Liabilities:
Notes Payable - Officers	114,498	126,830
Total Liabilities	7,659,780	5,579,155
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 1,006,937 shares issued and 981,777 shares outstanding as of June 30, 2009; 1,409,790 shares issued and 1,384,640 shares outstanding as of December 31, 2008	1,006	1,410
Common stock, $.001 par value; 600,000,000 shares authorized; 206,574,561 and 160,834,594 shares, respectively, issued and outstanding	206,575	160,835
Additional paid in capital in excess of par value	47,184,330	45,365,391
Treasury stock (preferred stock, 25,160 shares as of June 30, 2009 and December 31, 2008)	(5,000)	(5,000)
Deferred compensation	(27,250)	(62,894)
Shares to be issued	69,047	––
Accumulated deficit	(53,856,849)	(49,056,603)
Total stockholders’ deficit	(6,428,141)	(3,596,861)
Total Liabilities and Stockholders’ Deficit	$1,231,639	$1,982,294

.

See accompanying notes to unaudited consolidated financial statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$80,228	$133,489	$216,422	$148,166
Cost of Revenue	20,925	30,000	40,359	30,000

Gross Profit	59,303	103,489	176,063	118,166

Operating Expenses:
Research and development	354,849	523,767	816,375	1,088,279
Sales and marketing	121,704	327,745	294,676	644,441
General and administrative	756,524	1,270,799	1,789,899	2,336,999
Total operating expenses	1,233,077	2,122,311	2,900,950	4,069,719

Loss from Operations	(1,173,774)	(2,018,822)	(2,724,887)	(3,951,553)

Non-Operating Expenses:
Interest expense, net	777,698	1,093,118	2,062,730	1,600,660
Loss (gain) on settlements	(17,604)	224,854	10,229	223,740
Total non-operating income (expense)	760,094	1,317,972	2,072,959	1,824,400

Loss Before Income Taxes	(1,933,868)	(3,336,794)	(4,797,846)	(5,775,953)
Provision for Income Taxes	––	––	(2,400)	(800)
Net Loss	$(1,933,868)	$(3,336,794)	$(4,800,246)	$(5,776,753)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted Average Common Shares – Basic and Diluted	202,002,540	138,930,570	188,762,897	134,218,130

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

See accompanying notes to unaudited consolidated financial statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$(4,800,246)	$(5,776,753)
Adjustments to reconcile net loss to net cash used in operating activities
Shares and options issued for services	337,362	548,671
Share based compensation	384,016	1,471,443
Depreciation	4,847	4,654
Loss on settlement of debt	10,229	223,740
Amortization of debt discount	704,103	725,120
Amortization of debt issue costs	826,613	611,054
Amortization of intangible assets	33,121	33,304
Changes in operating assets and liabilities
Accounts receivable	(46,850)	(18,375)
Prepaid expenses and other current assets	13,478	(13,702)
Other assets	––	(25,193)
Accounts payable	921,385	121,107
Settlements payable	––	50,000
Notes payable - officers	358,189	52,957
Deferred income	(12,000)	229,667
Accrued liabilities	745,189	211,264
Other payables	––	20,000
Net cash used in operating activities	(520,564)	(1,531,042)

Cash Flows from Investing Activities
Acquisition of property and equipment	––	(25,227)

Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	325,000	3,176,373
Repayment of notes payable and convertible debt	––	(178,600)
Payment of debt issue costs	––	(355,521)
Repayment of Notes payable to officers	(17,870)	(150,000)
Common stock issued for cash	100,000	100,000
Common stock repurchased	––	(2,061)
Net cash provided by financing activities	407,130	2,590,191

Net increase (decrease) in cash and cash equivalents	(113,434)	1,033,922
Cash and Cash Equivalents, beginning of period	127,660	73,556
Cash and Cash Equivalents, end of period	$14,226	$1,107,478

Supplemental Disclosure of Cash Paid for:
Interest	$5,336	$11,168
Income Taxes	$2,400	$6,400
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to retire accounts payable and accrued expenses	$762,777	$508,921
Shares issued in exchange for convertible notes	$––	$463,500
Officers' notes converted to preferred stock	$––	$574,096
Shares issued for deferred compensation	$45,000	$210,000

See accompanying notes to unaudited consolidated financial statements

VOYANT INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

Note 1 - Description of Business

Voyant International Corporation (“Voyant”, “the Company”, “we”, “our”, “us”) is incorporated in Nevada. We were a development stage company from January 1, 2003 (inception) through December 31, 2007.

We are a holding company focused on identifying and developing different digital technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. The technology and entertainment industries are two of the wealthiest and most dynamic industries in the world, yet they employ very different approaches to business. Due to our expertise in both of these areas, we believe that there are significant business opportunities for us at the intersection of these two ecosystems.

Our business model as a holding company combines aspects of a venture capital firm, a hedge fund, and an operating company, all in the unique context of a publicly traded vehicle. We intend to pursue several business lines in our chosen field at the intersection of media and technology by acquiring intellectual property, developing strategic partnerships, and leveraging industry relationships to streamline and enhance the business models surrounding (a) content creation and aggregation, (b) content distribution, (c) content processing, and/or (d) content visualization and experience. We intend to employ a mix of business models for these business lines, including, but not limited to, acquisitions, joint ventures, investments, partnerships, and organic development.

As of June 30, 2009, we had one active wholly-owned direct subsidiary, RocketStream, Inc., and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Basic and Diluted Loss Per Share – In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 112,973,773 and 104,593,874 shares at June 30, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 as of June 30, 2009. Management has evaluated events and transactions through August 17, 2009, the date the financial statements were issued and filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

Note 3 - Property and Equipment

At June 30, 2009 and December 31, 2008, property and equipment consist of:

	June 30, 2009	December 31, 2008
Office equipment	$48,033	$48,033
Less accumulated depreciation	(19,510)	(14,663)
	$28,523	$33,370

Depreciation expense for the six months ended June 30, 2009 and 2008 was $4,847 and $4,654, respectively.

Note 4 - Intangible Assets

At June 30, 2009 and December 31, 2008, intangible assets consist of:

	June 30, 2009	December 31, 2008
Intangible assets	$1,001,855	$1,001,855
Less accumulated amortization	(176,399)	(143,278)
	$825,456	$858,577

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

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the six months ending June 30, 2009 and 2008 was $33,121 and $33,304, respectively.

The amortization of these intangible items over the next five years ending December 31 is as follows:

Year	Amount
2009	$66,790
2010	66,790
2011	66,790
2012	66,790
2013	66,790

Note 5 – Notes Payable

At June 30, 2009 and December 31, 2008, notes payable consist of:

	June 30, 2009	December 31, 2008
Bridge loans	$3,702,703	$3,702,703
Secured note, interest at 18% per annum	300,000	––
Unsecured note, interest at 12% per annum	––	36,000
	4,002,703	3,738,703
Accrue interest	632,484	334,131
Less debt discount	(242,705)	(758,942)
	$4,392,482	$3,313,892

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

For the six months ended June 30, 2009, the total amortization of debt issue costs for the First, Second and Third Brown Family Trust Bridge Loans was $826,613, and the total amortization of interest expense related to the issuance of warrants was $561,194.

Registration Rights liabilities:

The Company issued notes payable under various bridge financings from February 2008 to October 2008. The final closing dates range from March 2008 to October 2008. Based on the warrants purchase agreement, the Company has to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date (“Filing Deadline”) and to cause that registration statement to become effective not later than 180 days after the closing date (“Effectiveness Deadline”). If the registration statement is not filed with the SEC by the Filing Deadline, the Company shall issue to the holders additional warrants for each 30-day period during which time the Registration Statement has not been filed with the SEC equal to 1% of the warrants issued as part of Bridge loan. If the Registration Statement required to be filed with the SEC is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the holder an additional warrant equal to 1% of the warrants issued as part of Bridge loan for each 30-day period commencing on the Effectiveness Deadline.

As of June 30, 2009, the Company has not filed the registration statement. As a result, the Company has accrued the value of warrants to be issued due to not filing of registration statement for each additional 30-day period from the Filing Deadline. The registration right liabilities related to the unissued warrants amounted to $637,823 and $431,212 as of June 30, 2009 and December 31, 2008, respectively.

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

For the six months ended June 30, 2009, total amortization of interest expense related to the issuance of warrants was $134,867.

Note 6 – Convertible Debt

At June 30, 2009 and December 31, 2008, convertible debt consists of:

	June 30, 2009	December 31, 2008
Unsecured convertible notes, interest between 8% and 12% per annum, due at various dates in 2009	$430,170	$405,170
Accrued interest	15,905	12,520
Less: debt discount	(16,124)	(13,165)
	429,951	404,525

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

The Notes include Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.11 to $0.85 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is approximately 3 years. As of June 30, 2009 we had issued 930,040 Note Warrants in connection with the above Notes, and none have been exercised.

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

On June 18, 2009, the Company issued $25,000 of unsecured, 12% interest and one-year length convertible note. The principal balance of the Notes and any accrued and unpaid interest can be convertible into shares of Restricted Common Stock. For the period of 180 days from the date of the Convertible Note the Holder may convert at the Conversion price of $0.025. For the remaining duration of the Convertible Note the Holder may convert at the higher of the closing market price of the day prior to the notice of conversion, as quoted by Bloomberg or one and one-half cents.

Once the Equity Line is available to the Company through an effective Form S-1 as filed with the SEC, the holder of the June 18, 2009 note has the option to receive 10% of the proceeds of any drawdown on the Equity Line, to be applied as a principal reduction to the June 18, 2009 note. The borrower has the right to request that the Company make any drawdown that is available to them, however the Company has the right to satisfy the principal reduction amount as calculated through available cash, at its option. The Company has agreed to file a registration statement for the shares underlying the June 18, 2009 note, however we have 45 days to file this statement after our current Form S-1 goes effective.

For the six months ended June 30, 2009, we recorded related interest expense of $8,042.

Note 7 – Related Party Transactions

Current amounts due to related parties at June 30, 2009 and December 31, 2008 consist of:

	June 30, 2009	December 31, 2008
Due to officers - wages	$475,161	$122,510
Due to officers - executive bonus	180,000	180,000
	655,161	302,510
Due to related party - director	80,000	60,000
	735,161	362,510

All the above payables are interest free, unsecured and due on demand.

Long term liabilities totaled $114,498 and $126,830 at June 30, 2009 and December 31, 2008, respectively, and represent a note in the original principal amount of $300,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. Accrued and unpaid interest as of June 30, 2009 amounted to $4,498. During the six months ended June 30, 2009, $15,000 of the original principal balance was repaid.

Note 8 - Settlement Payable

At December 31, 2008, settlements payable of $210,926 represented amounts due to the former Chief Executive Officer and a former note holder. During the six months ended June 30, 2009, the Company issued a total of 2,539,000 shares of common stock to fully satisfy such obligations.

Note 9 - Stockholders' Equity

Common Stock

We have 600,000,000 shares of Common Stock authorized pursuant to a Certificate of Amendment to the Articles of Incorporation dated April 1, 2009 increasing out authorized Common Stock from 300,000,000 to 600,000,000 shares. During the six months ended June 30, 2009, we:

•

Issued 599,592 shares of common stock to various note holders for the repayment of debt and interest.

•

Issued 9,893,085 shares of common stock for settlement of accounts payable.

•

Issued 4,050,000 shares of common stock for services.

•

Issued 10,000,000 shares of common stock for cash.

•

Issued 2,539,000 shares of common stock for settlements (see Note 8, Settlements Payable).

•

Issued 10,447,410 shares of common stock in exchange for the exercise of 10,547,867 warrants.

•

Issued 1,960,000 shares of common stock in exchange for the exercise of 2,000,000 options.

•

Issued 1,759,879 shares of common stock as debt issuance cost.

•

Issued 400,000 shares as a deposit

•

Issued 4,091,001 shares of common stock in exchange for 402,852 shares of Series B Convertible Preferred stock.

As of June 30, 2009, we had 206,574,561 shares of Common Stock issued and outstanding.

Preferred Stock

We have a total of 2,000,000 shares of Preferred Stock authorized. 3,000 shares of our Preferred Stock are designated as Series A Convertible Preferred Stock of which, as of June 30, 2009, 3,000 shares are issued and outstanding. Pursuant to an Amendment to the Certificate of Designation dated July 18, 2008, 1,997,000 shares of our Preferred Stock are designated as Series B Convertible Preferred Stock of which 1,003,938 shares are issued and 978,777 shares outstanding. During the six months ended June 30, 2009, 402,852 shares of Series B Convertible Preferred stock were converted into 4,091,001 shares of Common Stock. Shareholders holding an additional 69,046 shares of Series B Convertible Preferred stock have elected to convert such shares into 830,438 share of Common Stock which have not yet been issued as of June 30, 2009. Such shares have been reflected as Shares to Be Issued in the Stockholders’ Deficit section of the Balance Sheet as of June 30, 2009.

Note 10 – Options and Warrants

Stock Option Plan

In July 2006, our board of directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to our employees. Under the terms of the 2006 Plan, under which 10,000,000 shares of common stock are reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. The board also approved the cancellation of the 2000 Plan such that no new options could be issued under that plan. During the period ended September 30, 2008, the shares available under the plan were increased to 20,000,000.

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

The following table summarizes the options outstanding as of June 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2009	28,970,000	$0.09	$15,140
Granted	––	$––	––
Forfeited/Canceled	(537,869)	$0.09	––
Exercised	(2,000,000)	$0.001	––
Outstanding, June 30, 2009	26,432,131	$0.01	$752,370
Exercisable at June 30, 2009	22,184,872	$0.01	$620,705

The options outstanding at June 30, 2009 have a weighted average remaining life of 7.83 years. During the first quarter of 2009, the Company modified the exercise price of 31,719,368 share options and warrants held by 10 employees to $0.001 per share. As a result of that modification, the Company recognized additional compensation expense of approximately $288,474 for the three months ended March 31, 2009.

Compensation expense relating to employee stock options recognized for the six months ended June 30, 2009 and 2008 was $384,016 and $1,471,443, respectively.

Warrants

The following table summarizes the warrants outstanding as of June 30, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2009	91,839,509	$0.14	$982,214
Granted	5,500,000	$0.075	––
Forfeited/Canceled	(250,000)	$0.25	––
Exercised	(10,547,867)	$0.001	––
Outstanding, June 30, 2009	86,541,642	$0.13	$418,276

All the above warrants are exercisable as of June 30, 2009.

Note 11 – Equity Line of Credit with Ascendiant Capital Group, LLC and Ascendiant Equity Partners, LLC

On April 13, 2009, we entered into an equity line of credit agreement with Ascendiant Capital Group, LLC and Ascendiant Equity Partners, LLC (together “Ascendiant”) in order to establish a possible source of funding for the Company. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility pursuant to a Securities Purchase Agreement entered into between Voyant and Ascendiant (the “SPA”).

Pursuant to a Registration Rights Agreement entered into between us and Ascendiant in connection with the equity line of credit, we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) by May 13, 2009 and to have the registration statement declared effective by the SEC by August 11, 2009. The registration statement will register shares of common stock to be purchased under the equity line of credit and the shares of common stock issued to Ascendiant for their commitment to the equity line of credit. There are no penalties assessed to the Company in connection with the filing and effectiveness deadlines associated with the registration statement.

Under the equity line of credit agreement, Ascendiant has agreed to provide the Company with up to $5,000,000 of funding prior to April 12, 2011. During this period, we may request a drawdown under the equity line of credit by selling shares of its common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. We may request a drawdown once every ten trading days, although Voyant is under no obligation to request any drawdowns under the equity line of credit. There must be a minimum of two trading days between each drawdown request.

During the ten trading days following a drawdown request, we will calculate the amount of shares it will sell to Ascendiant and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of our common stock during each of the ten trading days immediately following the drawdown date, less a discount of 9%.

The Company may request a drawdown by faxing a drawdown notice to Ascendiant, stating the amount of the drawdown and the lowest price, if any, at which we are willing to sell the shares. The lowest price will be set by our Chief Executive Officer or Chief Financial Officer in their sole and absolute discretion.

Calculation of Drawdown Amount, Purchase Price and Number of Shares Sold

There is no minimum amount we can draw down at any one time. The maximum amount we can draw down at any one time is an amount equal to:

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

On the day following the delivery of the drawdown notice, a valuation period of ten trading days will start:

•

On each of the ten trading days during the valuation period, the number of shares to be sold to Ascendiant will be determined by dividing 1/10 of the drawdown amount by the purchase price on each trading day. The purchase price will be 91% of the volume weighted average price of our common stock on that day.

•

If the purchase price on any trading day during the ten trading day calculation period is below the minimum price specified by Voyant, then Ascendiant will not purchase any shares on that day, and the drawdown amount will be reduced by 1/10.

If we set a minimum price which is too high and our stock price does not consistently meet that level during the ten trading days after its drawdown request, the amount we can draw and the number of shares we will sell to Ascendiant will be reduced. On the other hand, if we set a minimum price which is too low and its stock price falls significantly but stays above the minimum price, we will have to issue a greater number of shares to Ascendiant based on the reduced market price.

Payment for Shares

The shares purchased on the ten trading days following a drawdown request will be issued and paid for on the 13th trading day following the drawdown request.

Termination of the Equity Line of Credit Agreement

The equity line of credit agreement will be terminated if:

•

the Company ‘s common stock is de-listed from the Over The Counter Bulletin Board unless the de-listing is in connection with Voyant 's subsequent listing of its common stock on the NASDAQ National Market, the NASDAQ SmallCap Market, the New York Stock Exchange, the American Stock Exchange,

•

The Company files for protection from its creditors under the Federal Bankruptcy laws,

•

The shares which are to be sold to Ascendiant are not covered by an effective registration statement,

•

Ascendiant fails to honor a drawdown notice, or

•

The equity line of credit agreement violates any other agreement to which we are a party.

General

We issued Ascendiant 2,500,000 shares of its restricted common stock in consideration for providing the equity drawdown facility. Additionally, on the trading day immediately prior to the date we sends our first drawdown notice to Ascendiant, and in consideration for providing the equity drawdown facility, we will deliver to Ascendiant shares of its common stock equal in number to the amount determined by:

•

dividing $250,000 by the greater of the weighted average price of Voyant 's common stock or the closing bid price of our common stock on the second trading day immediately preceding the drawdown notice.

We have agreed to pay $10,000 to Feldman Weinstein Smith LLP, legal counsel to Ascendiant, for Ascendiant's legal expenses relating to the equity line of credit. We issued 400,000 shares of common stock registered under its Form S-8 as a deposit against the future cash payment of this obligation.

Ascendiant is entitled to customary indemnification from us for any losses or liabilities it suffers as a result of any breach by us of any provisions of the equity line of credit agreement, or as a result of any lawsuit brought by any shareholder of Voyant, provided the shareholder instituting the lawsuit is not an officer, director or principal shareholder of the Company.

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

Note 12 - Commitments

Lease Agreement

On February 27, 2008 we entered into a 27-month lease agreement with a third party for 1,818 square feet of office space located in Mountain View, California. The agreement commenced April 15, 2008 and requires monthly lease payments of $8,181, which escalate to $8,849 through July 31, 2010.

Future minimum lease payments under this operating lease in Mountain View, California, as of June 30, 2009, are as follows:

Year	Minimum Lease Payment
2009	$76,409
2010	60,750
$137,159

We incurred $51,969 in rent expense under this lease for the three months ending June 30, 2009.

Note 13 – Contingencies – Legal Proceedings

During the quarter we were not involved in any legal proceedings except as follows:

On June 30, 2008, ADAPT4, LLC, a Florida limited liability company and Investors Life Insurance Corporation, a Turks and Caicos corporation, filed suit in the Circuit Court of the Eighteenth Judicial Circuit, in and for Brevard County, Florida against Edward C. Gerhardt, Individually, and Voyant International Corporation, a Nevada corporation, alleging violation of the Florida Uniform Trade Secrets Act, §688.01, et seq., Florida Statutes, for misappropriation of trade secrets, which suit seeks permanent injunctive relief and damages against Voyant International Corporation, a Nevada corporation. Voyant denies any liability and intends to defend itself against this lawsuit.

We are not aware of other outstanding litigation as of August 11, 2009.

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

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout the 2009 fiscal year The Company anticipates that revenue from normal operations will occur in 2009 and will have a material impact offsetting operating expenses during the year. However, the Company is uncertain whether it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently, the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2009. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

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

Overview

Voyant International Corporation is a holding company that identifies and combines emerging digital technologies and new media properties to capitalize on large market opportunities. We excel at identifying opportunities in these emerging technologies that others may miss, and we operate at the intersection of digital media and technology. We expect our unique and multi-faceted business structure to contribute to our success. The nature of our business model combines elements of a venture investor, an incubator, and a business operator, all while being a publicly traded company.

Over the years, Voyant has acquired a portfolio of intellectual property and know-how, portions of which have been re-aligned to address new, large commercial market applications that range from aviation broadband services to data transfer acceleration to new radio spectrum opportunities. Our leading-edge technologies and the strong foundation of our management team give us the ability to address a disconnect between the digital media content and technology industries. These industries are two of the largest and most dynamic industries in the world, and Voyant sees these fields as complementary. Given the world’s current rapid transformation to digital media, Voyant plans to capitalize on these changing dynamics by leveraging its intellectual property, making strategic acquisitions, and forging industry relationships to streamline and enhance the way businesses and consumers interact with digital content.

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

The first RocketStream-branded product was introduced to the market in March, 2007. This software suite is targeted at enterprise users and provides file transfer acceleration, automation and security functions. Users can set up hot folders, synchronize files with remote servers, and schedule file transfers in advance, all while relying on RocketStream’s on-the-fly encryption and lossless compression to move data securely and reliably. This product can be used to send large files over long distances, making it applicable to large market verticals such as oil and gas, mining, entertainment, legal, financial services, military, and medical. Though not our primary focus, we currently sell RocketStream as a discrete software product through a combination of direct sales and a global value-added reseller (VAR) network.

RocketStream’s primary focus extends beyond discrete RocketStream product sales, to the embedding of the RocketStream technology into third-party applications. This effort, which has already begun, is intended to place the RocketStream engine within a host of industry-specific software offerings, greatly extending the reach of the technology. In this fashion, RocketStream intends to leverage its customers’ diverse array of marketing resources, thereby opening multiple avenues for recurring revenue streams.

•

In June 2008, RocketStream announced a new partnership agreement with Proginet Corporation, a leading developer of enterprise software for advanced managed file transfer and security applications. Under the terms of the agreement, the companies have embedded RocketStream’s technology for data transfer acceleration into the CyberFusion Integration Suite (CFI)™, Proginet’s flagship solution for advanced managed file transfer (MFT), to deliver ultra-fast file transfer capabilities to customers worldwide. Through this partnership, Proginet also resells RocketStream’s discrete products through its distribution network and through an online e-commerce site. This partnership will give Voyant a new revenue stream in the MFT industry and provides for further development of the RocketStream technology and the tools to embed it.

•

In January 2009, RocketStream introduced an online virtual store on its website (http://www.rocketstream.com). Customers can now download and purchase RocketStream seamlessly and easily without the need to intervention by sales personnel. Customer can also download temporary demonstration software, thereby shortening the sales cycle.

In December 2008, the Company introduced RocketConnect, a software-based product designed to accelerate data traversing the so-called “last mile” between a telephone switching center and a consumer’s premises. In January 2009, additional functionality was announced that extends RocketConnect to mobile devices. RocketConnect was developed in a partnership with Sunbay, AG of Switzerland.

RocketConnect is marketed to telecommunications companies and Internet Service Providers (ISPs). The product is designed to improve the on-line experience of these companies’ customers while providing the companies with substantial capital and operating savings.

With the introduction of RocketConnect, the Company now provides data transfer acceleration technologies that directly benefit consumer. RocketConnect applies to landline (fiber, DSL, cable modem, or dial-up), satellite, or wireless connections, and can speed data transfers by up to a factor of 10.

In the second quarter of 2009, the Company focused a large portion of its sales activities on a large prospective RocketConnect customer in China. This service provider has over 10 million subscribers and therefore represents a very large potential user base.

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

Many of our competitors rely on satellites to provide in-flight connectivity to airplanes. Due to the high cost of satellite bandwidth, we believe that these competitors will not be able to scale their service offerings to market-demanded data rates at acceptable cost point. Voyant’s solution involves connectivity directly from the air-to-ground (ATG). While ATG limits our solution to intra-continental air travel, Voyant’s technology is expected to enable us to provide such connectivity at a much higher data rate, and therefore a far lower cost/bit than competing solutions. The result is that intra-continental airplane passengers will enjoy a true broadband experience and remain as connected in flight as they are in their homes and offices.

While one other competitor is deploying ATG service in the United States today, Voyant believes that our service will offer substantially more bandwidth to each airplane in flight. We believe that this technological advantage will enable Voyant to provide a superior customer experience, whereas other ATG approaches will provide a customer experience that will be unacceptably slow once fully deploy. Voyant intends to provide a true broadband experience, whereas we believe that our competitors will provide the equivalent of a dial-up experience.

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

Next-Generation Radios

Voyant is drawing on its intellectual property and expertise in the field of wireless technologies to produce novel, remotely configurable, broadband radios that are capable of operating in the so-called white space portion of the spectrum between VHF and UHF television stations. Under a Federal Communications Commission (FCC) mandate, all television broadcasters ceased analog broadcasting by June 12, 2009, opening up significant amounts of unused spectrum. The frequency range in this so-called “white space” spectrum supports high-capacity, long-range wireless communications, and the release of this spectrum is expected to engender opportunities for large, new markets. Voyant has positioned itself to be a leader in this new white space radio (WSR) market by leveraging the company’s considerable stable of wireless technology and know-how to become an early entrant in this nascent market.

Voyant has received a $2 million initial purchase order, from a party undisclosed for competitive reasons, to develop and produce frequency-agile radios based on Voyant’s WSR technology. This first of Voyant’s next-generation radios will be a custom-designed radio used for “green,” energy-efficient, utility and power management. This flexible radio design can easily be adapted for a host of new, high-capacity, long-range and reliable wireless services, including so-called WiFi 2.0 applications. In fact, the broad spectral capability of Voyant’s radio design will also make it usable by auction winners of the lower and upper 700 MHz bands, as well as in the 900 MHz unlicensed band

Ongoing Opportunity Evaluation

As a holding company, Voyant continually evaluates new opportunities at the intersection of media and technology. Our core expertise is the ability to combine disparate technologies and skill sets to achieve novel results and create new value. Voyant continues to evaluate a significant number of new opportunities. We intend to announce those business activities that we choose to pursue as competitive and regulatory constraints permit.

Results of Operations

Six-Month Period Ended June 30, 2009

We had $216,422 in revenue for the six months ended June 30, 2009 compared with $148,166 for the corresponding period ended June 30, 2008. The decline is due to the general economic conditions, and our lack of spending for marketing and sales efforts. Our revenue was derived from the sale of our RocketStream products and services ($204,422), and services in the Wireless segment ($12,000). Our net loss decreased for the period from 2008 primarily due to decreased spending overall due to the lack of available cash, as well as reduced non-cash charges for interest and the issuance of stock options. For the six months ended June 30, 2009 our net loss was $4,800,246 as compared to $5,776,753 for the same period in 2008. Our non-cash charges for the six months ending June 30, 2009 included $704,103 related to the amortization of debt discount and $826,613 related to the amortization of debt issue costs. It also includes the use of stock and warrants for services of $337,362, and share based compensation of 384,016.

The detail of our spending is as follows:

•

Research and development spending decreased to $816,375 in 2009 from $1,088,279 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $173,794 and accrued wages of $172,332. Costs associated with outside professional services totaled $241,310 and developer services of $87,876, some of which were paid through the issuance of shares of common stock.

•

Sales and marketing spending decreased to $294,676 in 2009 from $644,441 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $79,345 and accrued wages of $100,041. We incurred advertising costs of $33,210 related to on-line advertising for our RocketStream products and marketing costs of $28,200.

•

General and administrative expenses were $1,789,899 and $2,336,999 for the periods ending June 30, 2009 and 2008, respectively. Expenses for 2009 were comprised of wages of $438,522 ($311,012 of which were accrued), non-cash costs associated with the issuance of stock options of $214,219, and legal fees of $330,237, all of which were paid in common stock. We incurred costs associated with fund raising of $191,995, which was paid in shares of common stock, and costs associated with investor relations totaled $93,618.

•

Total interest expense for the six months ended June 30, 2009 of $2,062,759 related primarily to non-cash charges for amortization of debt discount ($704,103), debt issue costs ($826,613) and costs associated with the registration rights penalty of $206,611. For the six months ended June 30, 2009, the cash interest expense amounted to $5,336.

Three-Month Period Ended June 30, 2009

We had $80,228 in revenue for the three months ended June 30, 2009 compared with $133,489 for the corresponding period ended June 30, 2008. The decline is due to the general economic conditions, and our lack of spending for marketing and sales efforts. Our revenue was derived solely from the sale of our RocketStream products and services. Our development with Proginet was completed at the end of last year, and no revenue from the sale of products was recognized during the quarter ended June 30, 2009. Our net loss decreased for the period from 2008 primarily due to decreased spending overall due to the lack of available cash, as well as reduced non-cash charges for interest and the issuance of stock options. For the three months ended June 30, 2009 our net loss was $1,933,868 as compared to $3,336,794 for the same period in 2008. Our non-cash charges for the quarter ending June 30, 2009 included $214,190 related to the amortization of debt discount and $318,276 related to the amortization of debt issue costs. It also includes the use of stock and warrants for services of $283,888.

The detail of our spending is as follows:

•

Research and development spending decreased to $354,849 in 2009 from $523,767 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $85,530 and accrued wages of $101,875. Costs associated with outside professional services totaled $117,584 and tooling costs of $41,286, some of which were paid through the issuance of shares of common stock.

•

Sales and marketing spending decreased to $121,704 in 2009 from $327,745 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $25,375 and accrued wages of $68,750. We incurred advertising costs of $12,393 related to on-line advertising for our RocketStream products and public relations expenses of $2,694.

•

General and administrative expenses were $756,524 and $1,270,799 for the quarters ending June 30, 2009 and 2008, respectively. Expenses for 2009 were comprised of wages of $173,194 ($162,169 of which were accrued), fund raising costs associated with the Equity Line of $161,995 (paid in common stock), and legal fees of $131,678, all of which were paid in shares of common stock.

•

Total interest expense for the three months ended June 30, 2009 of $777,727 related primarily to non-cash charges for amortization of debt discount ($214,190) and debt issue costs ($318,276). For the three months ended June 30, 2009, the cash interest expense amounted to $1,932.

Liquidity and Capital Resources

At June 30, 2009, we had working capital of ($7,185,803) as compared to working capital of ($4,380,159) at December 31, 2008. During the six months ended June 30, 2009, net cash used in operations was $520,564 and consisted principally of a net loss of $4,800,246 and was offset by stock based compensation of $384,016, stock based services of $337,362, depreciation and amortization of intangibles of $33,121, amortization of debt issue costs of $826,613, amortization of debt discount of $704,103 and a loss on settlement of debt of $10,229. For the same period in 2008 we used $1,531,042 in cash in operations, the decrease in 2009 is due mainly to available cash. The balance sheet accounts provided $1,979,391 in working capital through normal operations, including increases in accounts payable of $921,385 and accrued liabilities of $745,189.

Our current cash on hand at June 30, 2009 would not be adequate to fund our operations for more than a short period if we were to continue to use cash in operating activities at the same rate as in prior months. We will need to rely upon continued borrowing and/or sales of additional equity instruments to support our continued growth. Our management is uncertain that we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise such additional financing.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures are not effective due to the lack of an audit committee and a director who qualifies as an audit committee financial expert to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

To remediate the material weakness, the Company intends to expand its board of directors to include at least one independent director who qualifies as an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K and form an audit committee of its board of directors. Our management believes that the addition of an audit committee and a director who qualifies as an audit committee financial expert would address the deficiency in our internal controls over financial reporting. As of August 11, 2009, however, the Company has not been able to identify at least one independent director who qualifies as an audit committee financial expert, but we continue our efforts in seeking to add such an independent director to our Board.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On June 30, 2008, ADAPT4, LLC, a Florida limited liability company and Investors Life Insurance Corporation, a Turks and Caicos corporation, filed suit in the Circuit Court of the Eighteenth Judicial Circuit, in and for Brevard County, Florida against Edward C. Gerhardt, Individually, and Voyant International Corporation, a Nevada corporation, alleging violation of the Florida Uniform Trade Secrets Act, §688.01, et seq., Florida Statutes, for misappropriation of trade secrets, which suit seeks permanent injunctive relief and damages against Voyant International Corporation, a Nevada corporation. Voyant denies any liability and intends to defend itself against this lawsuit.

Item 1A.

Risk Factors

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009 we issued 199,592 shares of common stock to various noteholders for the payment of $14,380 of interest. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the six months ended June 30, 2009 we issued 13,202,964 shares of common stock to various parties for services valued at $829,456. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the six months ended June 30, 2009 we issued 2,500,000 shares of common stock to a certain party for investment banking services related to our equity line. In addition, we issued 400,000 shares to a certain party as a deposit for legal services related to that equity line. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the six months ended June 30, 2009 we issued 10,000,000 shares of common stock to a certain party for cash valued at $100,000. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the six months ended June 30, 2009 we issued 2,939,000 shares of common stock to various parties for the settlement of debts valued at $240,998. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the six months ended June 30, 2009 we issued 4,091,000 shares of common stock to certain employees in exchange for 402,852 shares of Series B Preferred Stock. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the six months ended June 30, 2009 we issued 1,960,000 shares of common stock in exchange for the exercise of 2,000,000 employee stock options. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the six months ended June 30, 2009 we issued 10,447,410 shares of common stock in exchange for the exercise of 10,547,867 warrants. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

3.1	Articles of Incorporation, as amended and currently in effect (3)
3.2	Amended and Restated Bylaws (1)
10.1	Securities Purchase Agreement dated April 13, 2009 by and among Voyant, Ascendiant Equity Partners, LLC and Ascendiant Capital Group, LLC (2)
10.2	Registration Rights Agreement dated April 13, 2009 by and among Voyant, Ascendiant Equity Partners, LLC and Ascendiant Capital Group, LLC (2)
10.3	Amended Securities Purchase Agreement dated June 15, 2009 by and among Voyant, Ascendiant Equity Partners, LLC and Ascendiant Capital Group, LLC (4)
31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002) *

31.2	Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002) *

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) *

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) *

———————

*

Filed herewith.

(1)

Filed on April 2, 2001 as an exhibit to our Annual Report on Form 10-KSB, and incorporated by reference.

(2)

Filed on April 17, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated by reference.

(3)

Filed on July 22, 2009 as an exhibit to our registration statement on Form S-1, and incorporated by reference.

(4)

Filed on June 19, 2009 as an exhibit to our amended registration statement on Form S-1, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYANT INTERNATIONAL CORPORATION

Dated: August 17, 2009	By:	/s/ DANA R. WALDMAN
Dana R. Waldman
Chief Executive Officer