Form 10-Q
period 2009-09-30
Voyant International CORP
filed 2009-12-16
CIK 845807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
or

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

7119 Sunset Blvd. Suite #318, Hollywood, California 90046
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

256,282,837 issued and outstanding as of December 11, 2009.

VOYANT INTERNATIONAL CORPORATION
FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$1,243	$127,660
Accounts receivable	6,390	23,218
Inventory	14,143	-
Prepaid expenses	2,836	20,538
Debt issue costs, net	19,230	900,750
Total Current Assets	43,842	1,072,166
Non-Current Assets
Intangible assets, net	-	858,577
Property and equipment, net	26,059	33,370
Other assets	10,000	18,181
Total Assets	$79,901	$1,982,294

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$531,543	$209,023
Accrued liabilities	1,680,903	278,237
Deferred income	230,000	242,000
Due to officers	211,500	302,510
Due to related party	90,000	60,000
Notes payable, net of discount of $30,074 and $758,942, respectively	4,758,716	3,313,892
Convertible debt, net of discount of $9,804 and $13,165, respectively	440,387	404,525
Settlement payable	-	210,926
Registration right liabilities	666,905	431,212
Total Current Liabilities	8,609,954	5,452,325
Long-Term Liabilities:
Notes payable – officer	112,218	126,830
Total Liabilities	8,722,172	5,579,155
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 539,269 shares issued and 514,109 shares outstanding as of September 30, 2009, 1,409,740 shares issued and 1,384,640 shares outstanding as of December 31, 2008	539	1,410
Common stock, $.001 par value; 600,000,000 shares authorized; 239,132,052 and 160,834,594 shares, respectively, issued and outstanding	239,132	160,835
Additional paid in capital in excess of par value	47,726,373	45,365,391
Treasury stock	(5,000)	(5,000)
Deferred compensation	(69,085)	(62,894)
Shares to be issued	-	-
Accumulated deficit	(56,534,230)	(49,056,603)
Total stockholders’ deficit	(8,642,271)	(3,596,861)
Total Liabilities and Stockholders’ Deficit	$79,901	$1,982,294

See accompanying notes to unaudited consolidated financial statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$126,229	$177,680	$342,651	$325,846
Cost of Sales	-	13,315	51,072	43,315

Gross Profit	126,229	164,365	291,579	282,531

Operating Expenses:
Research and development	433,807	729,766	1,239,469	1,818,045
Sales and marketing	227,932	371,526	522,608	1,015,967
General and administrative	742,751	1,140,566	2,532,650	3,427,565
Loss on impairment of intangible assets	808,621	-	808,621	-
Total operating expenses	2,213,111	2,241,858	5,103,348	6,261,577

Loss from Operations	(2,086,882)	(2,077,493)	(4,811,769)	(5,979,046)

Non-Operating Expenses:
Interest expense	646,348	892,583	2,709,078	2,493,243
(Gain) loss on settlements	(55,849)	439,460	(45,620)	713,200
Total non-operating expenses	590,499	1,332,043	2,663,458	3,206,443

Loss Before Income Taxes	(2,677,381)	(3,409,536)	(7,475,227)	(9,185,489)
Provision for Income Taxes	-	-	(2,400)	(800)
Net Loss	$(2,677,381)	$(3,409,536)	$(7,477,627)	$(9,186,289)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.07)

Weighted Average Common Shares – Basic and Diluted	217,222,517	148,871,611	198,314,681	139,138,277

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

See accompanying notes to unaudited consolidated financial statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$(7,477,627)	$(9,186,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares and options issued for services	404,017	693,269
Share based compensation	566,831	2,232,737
Bad debt expense	50,000	-
Depreciation	7,311	7,370
(Gain) loss on settlement of debt	(45,620)	292,710
Amortization of debt discount	923,053	1,156,612
Amortization of debt issue costs	1,019,020	944,813
Amortization of intangible assets	49,956	50,139
Loss on impairment of intangible assets	808,621	-
Changes in operating assets and liabilities:
Accounts receivable	(33,172)	(35,919)
Inventory	(14,143)	-
Prepaid expenses and other current assets	35,702	(18,653)
Other assets	8,181	(31,107)
Accounts payable	1,072,313	678,944
Settlements payable	-	50,000
Notes payable – officers	(48,359)	158,863
Deferred income	(12,000)	288,000
Accrued liabilities	2,152,369	287,814
Other payables	-	30,000
Net cash used in operating activities	(533,547)	(2,400,697)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(29,458)

Cash Flows from Financing Activities
Proceeds from notes payable and convertible debt	325,000	3,176,373
Repayment of notes payable and convertible debt	-	(178,600)
Payment of debt issue costs	-	(355,521)
Repayment of Notes payable to officers	(17,870)	(150,000)
Common stock issued for cash	100,000	100,000
Common stock repurchased	-	(2,061)
Net cash provided by financing activities	407,130	2,590,191

Net (decrease) increase in cash and cash equivalents	(126,417)	160,036
Cash and Cash Equivalents, beginning of period	127,660	73,556
Cash and Cash Equivalents, end of period	$1,243	$233,592

See accompanying notes to unaudited consolidated financial statements

VOYANT INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosure of Cash Paid for:
Interest	$5,336	$15,257
Income taxes	$2,400	$6,400

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shares issued to retire accounts payable, accrued expenses and amounts due to an officer	$1,015,046	$1,259,339
Shares issued in exchange for convertible notes	$-	$527,125
Officers’ notes converted to preferred stock	$-	$574,096
Shares issued for deferred compensation	$45,000	$210,000
Shares issued for contract equity	$-	$425,000

VOYANT INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Note 1 - Description of Business

Voyant International Corporation (“Voyant”, “the Company”, “we”, “our”, “us”) is incorporated in Nevada. We are a holding company focused on identifying and developing different digital technologies, media assets, and strategic partnerships, and bringing those together to deliver next-generation commercial and consumer solutions. As of September 30, 2009, we had one active wholly-owned direct subsidiary, RocketStream, Inc., and one inactive direct subsidiary, Zeros & Ones Technologies, Inc., of which we own 90% of the issued and outstanding common stock.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Basic and Diluted Loss Per Share – The basic loss per common share, which excludes dilution, is computed by dividing the net loss available to Common Stock holders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of Common Stock to be issued upon the exercise of options and warrants amounted to 112,973,773 and 105,695,717 shares at September 30, 2009 and 2008, respectively.

Revenue Recognition –The Company recognizes revenue from sales through the Company's website upon shipment of the product. The Company’s software products are licensed on a perpetual basis. Revenue from the sale of software licenses is recognized only when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

Revenue from direct sale contracts of the Company’s products to commercial users is recognized based on the terms of the agreement, after the product has been delivered, and collection of the resulting receivable is reasonably assured. Revenue from distributors is recognized when the product has been sold to third party customers.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 (ASC 855), “Subsequent Events”. SFAS No. 165 (ASC 855) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 (ASC 855) is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 (ASC 855) as of June 30, 2009. Management has evaluated events and transactions through August 17, 2009, the date the financial statements were issued and filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS No. 166 (ASC 860), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC 860), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 (ASC 860) eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 (ASC 860) is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167 (ASC 810), “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (ASC 810), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 (ASC 810) clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 (ASC 810) requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 (ASC 810) also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 (ASC 810) is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168 (ASC 105), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) (ASC 105), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 (ASC 105) replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 (ASC 105) identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

Note 3 - Property and Equipment

At September 30, 2009 and December 31, 2008, property and equipment consist of:

	September 30, 2009	December 31, 2008
Office equipment	$48,033	$48,033
Less accumulated depreciation	(21,974)	(14,663)
	$26,059	$33,370

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $7,311 and $7,370, respectively.

Note 4 – Intangible Assets

At September 30, 2009 and December 31, 2008, intangible assets consist of:

	September 30, 2009	December 31, 2008
Intangible assets	$1,001,855	$1,001,855
Less – accumulated amortization	(193,234)	(143,278)
Less – impairment	(808,621)	-
	$-	$858,577

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

Intangible assets are stated at cost. Intangible assets acquired from WAA have a weighted average useful life of approximately 15 years. The total amortization expense for the nine months ending September 30, 2009 and 2008 was $49,956 and $50,139, respectively.

As of September 30, 2009, it was determined, based upon the current market conditions, that there is no future value for the intangible assets. Accordingly, the intangible assets were impaired and the Company incurred a charge of $808,621 for the nine months ended September 30, 2009.

Note 5 – Notes Payable

At September 30, 2009 and December 31, 2008, notes payable consist of:

	September 30, 2009	December 31, 2008
Bridge loans	$3,702,703	$3,702,703
Secured note, interest at 18% per annum	300,000	––
Unsecured note, interest at 12% per annum	––	36,000
	4,002,703	3,738,703
Accrue interest	786,087	334,131
Less debt discount	(30,074)	(758,942)
	$4,758,716	$3,313,892

Bridge Loans

During the year ended December 31, 2008, we entered into three loan agreements with jointly controlled entities for a total of $3,702,703. The original terms of each loan is presented below. As of March 31, 2009, we amended the maturity dates of the first and second loans to correspond with that of the third loan, which is October 9, 2009. (See Note 15 – Subsequent Events.)

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
•
All principal and any accrued but unpaid interest is due on the earlier of October 26, 2008; or the date on which Voyant has received an aggregate of $2,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the MapleRidge Bridge closing date, in one or a series of transactions. As noted above, the due date was subsequently extended to October 9, 2009. (See Note 15 – Subsequent Events.)

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

In connection with the MapleRidge Bridge loan, we paid placement agent and finders’ fees of approximately $264,000. We also issued warrants to purchase 10,302,757 shares of our common stock at $.11065 per share to the placement agent and finder. The warrants issued to placement agents and finders have terms and conditions similar to those issued to MapleRidge. The Company recorded $930,697 for the warrants issued. It also issued 1,265,251 restricted common shares to the placement agent valued at $145,504.

Amended Terms to MapleRidge Bridge Loan (now “The Brown Family Trust First Bridge Loan”)

During the period ended June 30, 2008, we completed another loan with a related entity (Blue Heron, discussed below), and in conjunction with the closing the new bridge with Blue Heron, we consented to the following changes to the MapleRidge loan:

•
The term of the loan was changed to 360 days from origination from the original 240 days, therefore the Maturity date is now February 23, 2009 (subsequently extended to October 9, 2009) (See Note 15 – Subsequent Events.),

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

After the expiration of the term of the Blue Heron Bridge loan, Blue Heron may convert amounts due under the loan to shares of our Common Stock at $.14112 per share (the “Conversion Price”). Prior to the expiration of the term, Blue Heron does not have the choice to convert into Common Stock. We may require Blue Heron to convert the Blue Heron Bridge loan at the Conversion Price at any time provided that the average closing bid price for the Common Stock for a period of 20 consecutive trading days exceeds $.70560.

We also issued warrants to Blue Heron, which entitle them to purchase 2,987,683 shares of our common stock at $.17640 per share and 2,987,683 shares of our common stock at $.26460 per share. The warrants are exercisable for a period of five years from the closing date. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date and to cause that registration statement to become effective not later than 180 days after the closing date. If we are advised by legal counsel that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction prior to the effectiveness of the registration statement, the filing deadline will be delayed until within 10 business days following the earlier of (a) the completion of any larger PIPE financing following the Loan and (b) the day on which we no longer are so advised that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction.

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. For the amounts borrowed from Blue Heron Bridge, we recorded $394,563 of debt discount.

In connection with the Blue Heron Bridge loan, we paid placement agent and finders’ fees of approximately $91,439. We also agreed to issue 557,700 common shares to the placement agent and finder valued at $94,809. We also agreed to issue warrants to purchase 1,991,789 shares to the finder. The warrants to placement agents and finders have terms and conditions similar to those issued to Blue Heron. The Company recorded debt issuance cost of $312,328 for the warrants issued. The total debt issuance costs of $498,576 have been recorded as a deferred charge in the accompanying balance sheet, and are being amortized as interest expense over the term of the Blue Heron Bridge loan.

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
•
All principal and any accrued but unpaid interest is due on the earlier of October 9, 2009 (See Note 15 – Subsequent Events.); or the date on which the Company has received an aggregate of $3,500,000 from the sale(s) of its capital stock and/or any options, warrants, calls, rights, commitments, convertible securities and other securities pursuant to which the holder, directly or indirectly, has the right to acquire its capital stock or equity, from and after the Loan Closing Date, in one or a series of transactions.

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

We also issued warrants to Brown Family, which entitle them to purchase 8,181,818 shares of our common stock at $.01000 per share and 2,727,272 shares of our common stock at $.13750 per share. The warrants are exercisable for a period of five years from the closing date. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date and to cause that registration statement to become effective not later than 180 days after the closing date. If we are advised by legal counsel that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction prior to the effectiveness of the registration statement, the filing deadline will be delayed until within 10 business days following the earlier of (a) the completion of any larger PIPE financing following the Loan and (b) the day on which we no longer are so advised that the filing of the registration statement may preclude the private placement of securities in a PIPE transaction.

We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. For the amounts borrowed from Brown Family Third Bridge, we recorded $551,884 of debt discount.

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

For the nine months ended September 30, 2009, the total amortization of debt issue costs for the First, Second and Third Brown Family Trust Bridge Loans was $1,057,509, and the total amortization of interest expense related to the issuance of warrants was $734,434.

Registration Rights liabilities:

The Company issued notes payable under various bridge financings from February 2008 to October 2008. The final closing dates range from March 2008 to October 2008. Based on the warrants purchase agreement, the Company has to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock into which the warrants are convertible not later than 60 days after the closing date (“Filing Deadline”) and to cause that registration statement to become effective not later than 180 days after the closing date (“Effectiveness Deadline”). If the registration statement is not filed with the Securities and Exchange Commission (the “SEC”) by the Filing Deadline, the Company shall issue to the holders additional warrants for each 30-day period during which time the registration statement has not been filed with the SEC equal to 1% of the warrants issued as part of Bridge loan. If the registration statement required to be filed with the SEC is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the holder an additional warrant equal to 1% of the warrants issued as part of Bridge loan for each 30-day period commencing on the Effectiveness Deadline.

As of September 30, 2009, the Company has not filed the registration statement. As a result, the Company has accrued the value of warrants to be issued due to not filing of registration statement for each additional 30-day period from the Filing Deadline. The registration right liabilities related to the unissued warrants amounted to $666,905 and $431,212 as of September 30, 2009 and December 31, 2008, respectively.

Secured Notes

On January 27, 2009, the Company executed four Secured Notes in aggregate sum of $300,000 (the “Notes”) in favor of White Star LLC, Mueller Trading L.P., Jason Lyons, and SRZ Trading, LLC (collectively referred to herein as the “Lenders”) under the following terms:

•	The Notes are secured by all of the assets of the Company;
•	The Notes mature on May 27, 2009. Subsequent to completing these loans the maturity was extended to October 13, 2009 (See Note 15 – Subsequent Events.);
•	Interest on the loan is 18% annually;
•	The Notes contain customary default provisions; and
•	The Company may prepay all or any portion of the principal amount of the Notes, without penalty or premium.

Pursuant to the Notes, the Company issued warrants to the Lenders entitling the holders thereof to purchase up to 5,500,000 shares of the Company’s common stock at $.075 per share (the “Warrants”). The Warrants are exercisable for a period of five years. We calculated the fair value of the warrants using the Black-Scholes model and recorded a debt discount against the face of the notes (based on the relative fair value of the warrants and the debt) to be amortized to interest expense over the life of the notes. We recorded $179,823 of debt discount.

During the period ended September 30, 2009, the Company issued 510,790 shares of Common Stock to the Lenders in return for a reduction of the interest balance due under the Notes in the amount of $17,245.

For the nine months ended September 30, 2009, total amortization of interest expense related to the issuance of warrants was $174,257.

Note 6 – Convertible Debt

At September 30, 2009 and December 31, 2008, convertible debt consists of:

	September 30, 2009	December 31, 2008
Unsecured convertible notes, interest between 8% and 12% per annum, due at various dates in 2009	$430,170	$405,170
Accrued interest	20,021	12,520
Less: debt discount	(9,804)	(13,165)
	$440,387	$404,525

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

The Notes include Note Warrants to purchase shares of our Common Stock at various prices ranging from $0.11 to $0.85 per share. Each Note holder received two (2) Note Warrants for each dollar of their original investment. The term of the Note Warrants is approximately 3 years. As of September 30, 2009, we had issued 930,040 Note Warrants in connection with the above Notes, and none have been exercised.

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

The holders of the Notes, Note Warrants and Extension Warrants have registration rights that require us to register the resale of the Common Stock issuable upon conversion of the Notes or the exercise of the Note Warrants or Extension Warrants issued hereunder should we file a registration statement with the SEC.

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

Once the Equity Line is available to the Company through an effective Form S-1 as filed with the SEC, the holder of the June 18, 2009 note has the option to receive 10% of the proceeds of any drawdown on the Equity Line, to be applied as a principal reduction to the June 18, 2009 note. The borrower has the right to request that the Company make any drawdown that is available to them; however, the Company has the right to satisfy the principal reduction amount as calculated through available cash, at its option. The Company has agreed to file a registration statement for the shares underlying the June 18, 2009 note, however we have 45 days to file this statement after our current Form S-1 goes effective. As of September 30, 2009, the registration statement has been withdrawn.

For the nine months ended September 30, 2009, we recorded related interest expense of $33,021.

Note 7 – Related Party Transactions

Current amounts due to related parties at September 30, 2009 and December 31, 2008 consist of:

	September 30, 2009	December 31, 2008
Due to officers – wages	$31,500	$122,510
Due to officers – executive bonus	180,000	180,000
	211,500	302,510
Due to related party - director	90,000	60,000
	$301,500	$362,510

All the above payables are interest free, unsecured and due on demand.

Long term liabilities totaled $112,218 and $126,830 at September 30, 2009 and December 31, 2008, respectively, and represent a note in the original principal amount of $300,000, bearing interest at a rate of 8% per annum, that was issued as a result of the WAA, LLC transaction. Accrued and unpaid interest as of September 30, 2009 amounted to $2,218. During the nine months ended September 30, 2009, $15,000 of the original principal balance was repaid.

Note 8 - Settlement Payable

At December 31, 2008, settlements payable of $210,926 represented amounts due to the former Chief Executive Officer and a former note holder. During the nine months ended September 30, 2009, the Company issued a total of 2,539,000 shares of common stock to fully satisfy such obligations.

Note 9 - Stockholders' Equity

Common Stock

Voyant has 600,000,000 shares of Common Stock authorized pursuant to a Certificate of Amendment to the Articles of Incorporation dated April 1, 2009 increasing the authorized Common Stock from 300,000,000 to 600,000,000 shares. During the nine months ended September 30, 2009, we:

•	Issued 910,970 shares of common stock to various note holders for the repayment of debt and interest.
•	Issued 21,430,251 shares of common stock for settlement of accounts payable.
•	Issued 11,150,000 shares of common stock for services.
•	Issued 10,000,000 shares of common stock for cash.
•	Issued 4,000,000 shares of common stock for amounts due to an officer.
•	Issued 2,539,000 shares of common stock for settlements (see Note 8, Settlements Payable).
•	Issued 10,447,410 shares of common stock in exchange for the exercise of 10,547,867 warrants.
•	Issued 1,960,000 shares of common stock in exchange for the exercise of 2,000,000 options.
•	Issued 2,500,000 shares of common stock as debt issuance cost.
•	Issued 400,000 shares as a deposit
•	Issued 10,799,948 shares of common stock in exchange for 870,521 shares of Series B Convertible Preferred stock.

As of September 30, 2009, we had 239,132,052 shares of Common Stock issued and outstanding.

Preferred Stock

The Company has a total of 2,000,000 shares of Preferred Stock authorized. 3,000 shares of its Preferred Stock are designated as Series A Convertible Preferred Stock of which, as of September 30, 2009, 3,000 shares are issued and outstanding. Pursuant to an Amendment to the Certificate of Designation dated July 18, 2008, 1,997,000 shares of its Preferred Stock are designated as Series B Convertible Preferred Stock of which 536,269 shares are issued and 511,109 shares outstanding. During the nine months ended September 30, 2009, 870,521 shares of Series B Convertible Preferred stock were converted into 10,799,948 shares of Common Stock.

Note 10 – Options and Warrants

Stock Option Plan

In July 2006, the Company’s board of directors adopted the 2006 Incentive Stock Option Plan (the "2006 Plan") that provides for the issuance of qualified stock options to its employees. Under the terms of the 2006 Plan, under which 10,000,000 shares of common stock are reserved for issuance, options to purchase common stock are granted at not less than fair market value, become exercisable over a 4 year period from the date of grant (vesting occurs annually on the grant date at 25% of the grant), and expire 10 years from the date of grant. The board also approved the cancellation of the 2000 Plan such that no new options could be issued under that plan. During the period ended September 30, 2008, the shares available under the plan were increased to 20,000,000.

The fair value of each stock option is estimated using the Black-Scholes model. Expected volatility is based on management's estimate using the historical stock performance of the Company, the expected term of the options is determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107 (ASC 718), and the risk free interest rate is based on the implied yield of U.S. Treasury zero coupon bonds with a term comparable to the expected option term.

The following table summarizes the options outstanding as of September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2009	28,970,000	$0.09	$15,140
Granted	––	$––	––
Forfeited/Canceled	(537,869)	$0.09	––
Exercised	(2,000,000)	$0.001	––
Outstanding, September 30, 2009	26,432,131	$0.01	$752,370
Exercisable at September 30, 2009	22,821,961	$0.01	$538,546

The options outstanding at September 30, 2009 have a weighted average remaining life of 7.58 years. During the first quarter of 2009, the Company modified the exercise price of 31,719,368 share options and warrants held by 10 employees to $0.001 per share. As a result of that modification, the Company recognized additional compensation expense of approximately $288,474 for the three months ended March 31, 2009.

Compensation expense relating to employee stock options recognized for the nine months ended September 30, 2009 and 2008 was $566,831 and $2,232,737, respectively.

Warrants

The following table summarizes the warrants outstanding as of September 30, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2009	91,839,509	$0.14	$982,214
Granted	5,500,000	$0.075	––
Forfeited/Canceled	(250,000)	$0.25	––
Exercised	(10,547,867)	$0.001	––
Outstanding, September 30, 2009	86,541,642	$0.13	$418,276

All the above warrants are exercisable as of September 30, 2009.

Note 11 – Equity Line of Credit with Ascendiant Capital Group, LLC and Ascendiant Equity Partners, LLC

On April 13, 2009, the Company entered into an equity line of credit agreement with Ascendiant Capital Group, LLC and Ascendiant Equity Partners, LLC (together “Ascendiant”) in order to establish a possible source of funding for the Company. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility pursuant to a Securities Purchase Agreement entered into between the Company and Ascendiant (the “SPA”).

Pursuant to a Registration Rights Agreement entered into between the Company and Ascendiant in connection with the equity line of credit, the Company agreed to file a registration statement with the SEC by May 13, 2009 and to have the registration statement declared effective by the SEC by August 11, 2009. The registration statement will register shares of common stock to be purchased under the equity line of credit and the shares of common stock issued to Ascendiant for their commitment to the equity line of credit. There are no penalties assessed to the Company in connection with the filing and effectiveness deadlines associated with the registration statement.

Under the equity line of credit agreement, Ascendiant has agreed to provide the Company with up to $5,000,000 of funding prior to April 12, 2011. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. There must be a minimum of two trading days between each drawdown request.

During the ten trading days following a drawdown request, the Company will calculate the amount of shares it will sell to Ascendiant and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of our common stock during each of the ten trading days immediately following the drawdown date, less a discount of 9%.

The Company may request a drawdown by faxing a drawdown notice to Ascendiant, stating the amount of the drawdown and the lowest price, if any, at which we are willing to sell the shares. The lowest price will be set by our Chief Executive Officer or Chief Financial Officer in their sole and absolute discretion.

Calculation of Drawdown Amount, Purchase Price and Number of Shares Sold

There is no minimum amount we can draw down at any one time. The maximum amount we can draw down at any one time is an amount equal to:

•	20% of the total trading volume of the Company‘s common stock for the ten trading days prior to the date of the drawdown request, multiplied by
•	the weighted average price of the Company's common stock for the same ten trading days, or any other amount mutually agreed upon by the Company and Ascendiant.

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

If the Company sets a minimum price which is too high and our stock price does not consistently meet that level during the ten trading days after its drawdown request, the amount the Company can draw and the number of shares we will sell to Ascendiant will be reduced. On the other hand, if the Company sets a minimum price which is too low and its stock price falls significantly but stays above the minimum price, it will have to issue a greater number of shares to Ascendiant based on the reduced market price.

Payment for Shares

The shares purchased on the ten trading days following a drawdown request will be issued and paid for on the 13th trading day following the drawdown request.

Termination of the Equity Line of Credit Agreement

The equity line of credit agreement will be terminated if:

•
the Company ‘s common stock is de-listed from the Over The Counter Bulletin Board unless the de-listing is in connection with the Company's subsequent listing of its common stock on the NASDAQ National Market, the NASDAQ SmallCap Market, the New York Stock Exchange, the American Stock Exchange,

•	The Company files for protection from its creditors under the Federal Bankruptcy laws,
•	The shares which are to be sold to Ascendiant are not covered by an effective registration statement,
•	Ascendiant fails to honor a drawdown notice, or
•	The equity line of credit agreement violates any other agreement to which we are a party.

General

The Company issued Ascendiant 2,500,000 shares of its restricted common stock in consideration for providing the equity drawdown facility. Additionally, on the trading day immediately prior to the date it sends our first drawdown notice to Ascendiant, and in consideration for providing the equity drawdown facility, it will deliver to Ascendiant shares of its common stock equal in number to the amount determined by:

•
dividing $250,000 by the greater of the weighted average price of the Company's common stock or the closing bid price of our common stock on the second trading day immediately preceding the drawdown notice.

The Company has agreed to pay $10,000 to Feldman Weinstein Smith LLP, legal counsel to Ascendiant, for Ascendiant's legal expenses relating to the equity line of credit. The Company issued 400,000 shares of common stock registered under its Form S-8 as a deposit against the future cash payment of this obligation.

Ascendiant is entitled to customary indemnification from us for any losses or liabilities it suffers as a result of any breach by us of any provisions of the equity line of credit agreement, or as a result of any lawsuit brought by any shareholder of the Company, provided the shareholder instituting the lawsuit is not an officer, director or principal shareholder of the Company.

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

On September 16, 2009 the Company filed a notice with the SEC that the registration statement filed pursuant to the agreement with Ascendiant was being withdrawn by the Company. The Company has not re-filed a new registration statement with the SEC related to the Ascendiant agreement.

Note 12 – Commitments

Lease Agreement

On February 27, 2008 we entered into a 27-month lease agreement with a third party for 1,818 square feet of office space located in Mountain View, California. The agreement commenced April 15, 2008 and requires monthly lease payments of $8,181, which escalate to $8,849 through July 31, 2010. (See Note 15 – Subsequent Events.)

Approximate future minimum lease payments under this operating lease in Mountain View, California, as of September 30, 2009, are as follows:

Year	Minimum Lease Payment
2009	$51,866
2010	60,750
$112,160

We incurred $79,002 in rent expense under this lease for the three months ending September 30, 2009.

Note 13 – Contingencies – Legal Proceedings

During the quarter the Company was not involved in any legal proceedings except as follows:

On June 30, 2008, ADAPT4, LLC, a Florida limited liability company and Investors Life Insurance Corporation, a Turks and Caicos corporation, filed suit in the Circuit Court of the Eighteenth Judicial Circuit, in and for Brevard County, Florida against Edward C. Gerhardt, Individually, and Voyant International Corporation, a Nevada corporation, alleging violation of the Florida Uniform Trade Secrets Act, §688.01, et seq., Florida Statutes, for misappropriation of trade secrets, which suit seeks permanent injunctive relief and damages against Voyant International Corporation, a Nevada corporation. The Company denies any liability and intends to defend itself against this lawsuit.

The Company is not aware of other outstanding litigation as of December 11, 2009.

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

Management estimates that the current funds available and on-hand will not be adequate to fund operations throughout the 2009 fiscal year. The Company achieved revenue in 2009 but it has not yet had a material impact offsetting operating expenses during the year. The Company is uncertain whether it will report enough revenue to achieve profit from normal operations, and expects that additional capital will be required to support both ongoing losses from operations and the capital expenditures necessary to support anticipated revenue growth. Currently, the Company has not arranged sources for, nor does it have commitments for, adequate outside investment, either in the form of debt or equity, for the funds required to continue operations during 2009. Even if it obtains the capital desired, there can be no assurance that its operations will be profitable in the future, that its product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to it, if at all.

On September 18, 2009 the then Chief Financial Officer with the approval of the then Chief Executive Officer noticed all the remaining employees of the Company that they were released from their positions due to a lack of available funds to continue operations of the Company. On September 21, 2009, Dana Waldman resigned as the Chief Executive Officer and Secretary and resigned as a member of the Board of Directors. Also on September 21, 2009, David R. Wells resigned as the Chief Financial Officer and Assistant Secretary.

Effective September 25, 2009, Mark Laisure agreed to serve as the Company’s interim Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Laisure continues to serve as the Chairman of the Board of Directors. As interim CEO, Mr. Laisure intends to assess and evaluate all issues related to the Company, its obligations, and its business prospects in light of the impending maturity of the Loans.

As a result of the factors discussed above, the Company’s management plans to explore the possibility of business combinations with privately held, new or operating companies that desire to have access to public capital market to be able to continue as a going concern. Currently, the Company has not identified any potential acquisition candidates.

Note 15 – Subsequent Events

Subsequent to the period ending September 30, 2009, pursuant to the agreement with the Bridge loan holders  related to its various loans with them, the Company defaulted on its loans. Accordingly, the Bridge loan holders have taken possession of all of the Company’s assets as specified in the Security Agreement.

Subsequent to September 30, 2009, the Company defaulted on its lease agreement with a third party for 1,818 square feet of office space located in Mountain View, California. As of September 30, 2009, the Company had future minimum lease rentals due to the third party totaling $112,160 and approximately $37,000 for past due lease rentals.

During October 2009, the Company issued a total of 17,150,785 shares of its common stock to the lenders of its secured notes in partial satisfaction of outstanding principal and interest in the amount of $107,045.

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

Subsequent to the period ended September 30, 2009 all of our assets, including all of our intellectual property, was transferred to The Brown Family Trust pursuant to our loan agreements with them (See Item 1, Financial Statements, Note 15, Subsequent Events). As of December 11, 2009, it is uncertain whether we will be able to continue to pursue our stated business endeavors.

Results of Operations

Nine-Month Period Ended September 30, 2009

We had $342,651 in revenue for the nine months ended September 30, 2009 compared with $325,846 for the corresponding period ended September 30, 2008. Our revenue was derived from the sale of our RocketStream products and services ($330,651), and services in the Wireless segment ($12,000). Although the number is comparative to 2008, during the nine months ended September 30, 2009 our normal operations were substantially hindered due to the lack of available operating capital. We were unable to continue performing on certain contracts in our Wireless segment and were unable to pursue our business plan for our Aviation business. As a result, these business segments did not generate any substantial revenue.

Our net loss decreased for the period from 2008 primarily due to decreased spending overall due to the lack of available cash, as well as reduced non-cash charges for interest and the issuance of stock options. For the nine months ended September 30, 2009, our net loss was $7,477,627 as compared to $9,186,289 for the same period in 2008. Our non-cash charges for the nine months ending September 30, 2009 included $923,053 related to the amortization of debt discount,$1,019,020 related to the amortization of debt issue costs and an impairment charge related to the Company’s intangible assets of $808,621. It also includes the use of stock and warrants for services of $404,704, and share based compensation of $556,831.

The detail of our expenses is as follows:

•
Research and development spending decreased to $1,239,469 in 2009 from $1,818,045 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $312,781 and accrued wages of $257,888.

•
Sales and marketing spending decreased to $522,608 in 2009 from $1,015,967 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $122,113 and accrued wages of $158,860.

•
General and administrative expenses were $2,532,650 and $3,427,565 for the periods ending September 30, 2009 and 2008, respectively. We incurred non-cash charges associated with the issuance of stock options in the amount of $215,279 and accrued wages of $412,618.

•
Total interest expense for the nine months ended September 30, 2009 of $2,709,078 related primarily to non-cash charges for amortization of debt discount ($923,053), debt issue costs ($1,019,020) and costs associated with the registration rights penalty of $235,693.

Three-Month Period Ended September 30, 2009

We had $126,229 in revenue for the three months ended September 30, 2009 compared with $177,680 for the corresponding period ended September 30, 2008. Our revenue was derived solely from the sale of our RocketStream products and services. During the three months ended September 30, 2009, our normal operations were substantially hindered due to the lack of available operating capital. We were unable to continue performing on certain contracts in our Wireless segment and were unable to pursue our business plan for our Aviation business. As a result, these business segments did not generate any substantial revenue

Our net loss decreased for the period from 2008 primarily due to decreased spending overall due to the lack of available cash, as well as reduced non-cash charges for interest and the issuance of stock options. For the three months ended September 30, 2009 our net loss was $2,677,381 as compared to $3,409,536 for the same period in 2008. Our non-cash charges for the quarter ending September 30, 2009 included $218,951 related to the amortization of debt discount, $230,895 related to the amortization of debt issue costs and an impairment charge related to the Company’s intangible assets of $808,621.

The detail of our expenses is as follows:

•
Research and development spending decreased to $433,807 in 2009 from $729,766 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $138,987 and the accrual of wages of $85,556. We also incurred a one-time charge of $100,000 for severance for an officer who resigned for good reason.

•
Sales and marketing spending decreased to $227,932 in 2009 from $371,526 in 2008 due to limited capital resources. We incurred non-cash charges associated with the issuance of stock options in the amount of $42,768 and accrued wages of $58,819. We also incurred a one-time charge of $100,000 for severance for an officer who resigned for good reason.

•
General and administrative expenses were $742,751 and $1,140,556 for the quarters ending September 30, 2009 and 2008, respectively. Expenses for 2009 were comprised of accrued wages of $101,669 and we also incurred a one-time charge of $250,000 for severance for officers who resigned for good reason.

•	Loss on impairment of intangible assets was $808,621 for the three months ended September 30, 2009.
•	Total interest expense for the three months ended September 30, 2009 of $646,348 related primarily to non-cash charges for amortization of debt discount ($218,951) and debt issue costs ($230,895).

Liquidity and Capital Resources

At September 30, 2009, we had working capital of ($8,566,112) as compared to working capital of ($4,380,159) at December 31, 2008. During the nine months ended September 30, 2009, net cash used in operations was $533,547 and consisted principally of a net loss of $6,669,006 and was offset by stock based compensation of $566,831, stock based services of $404,074, depreciation and amortization of intangibles of $57,267, impairment of intangibles of $808,621, amortization of debt issue costs of $1,019,020, amortization of debt discount of $923,053 and a gain on settlement of debt of $45,620. Due to our limited cash on hand, our ability to obtain needed resources was limited. We relied heavily on the use of common stock to obtain services.

Our current cash on hand at September 30, 2009 is not adequate to fund our operations any further. We will need to rely upon continued borrowing and/or sales of additional equity instruments to return to normal operations. Our management is uncertain that we will be able to obtain sufficient cash resources and working capital to meet our present cash requirements through debt and/or equity based fund raising. We contemplate additional sales of debt instruments during the current year, although whether we will be successful in doing so, and the additional amounts we will receive as a result, cannot be assumed or predicted. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise such additional financing.

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

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 our disclosure controls and procedures are not effective due to the lack of an audit committee and a director who qualifies as an audit committee financial expert to oversee the Company's accounting and financial reporting processes, as well as approval of the Company's independent auditors.

To remediate the material weakness, the Company intends to expand its board of directors to include at least one independent director who qualifies as an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K and form an audit committee of its board of directors. Our management believes that the addition of an audit committee and a director who qualifies as an audit committee financial expert would address the deficiency in our internal controls over financial reporting. As of December 11, 2009, however, the Company has not been able to identify at least one independent director who qualifies as an audit committee financial expert, but we continue our efforts in seeking to add such an independent director to our Board.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. They are as follows:

•	Loss of internal personnel. We had to release all of our employees due to lack of available cash to cover wages, related expenses and operating expenses.

•	Loss of outside accountants. Due to our lack of available funds Hood & Strong is unable to continue providing services to us.

Accordingly, until adequate funding is available to retain additional qualified internal personnel, and to retain Hood & Strong or another qualified firm to assist in the completion of our financial statements, our internal controls over financial reporting will remain not effective.

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

During the nine months ended September 30, 2009, we issued 510,970 shares of common stock to various noteholders for the payment of $17,245 of interest. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the nine months ended September 30, 2009, we issued 34,740,130 shares of common stock to various parties for services valued at $1,047,776. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the nine months ended September 30, 2009, we issued 2,500,000 shares of common stock to a certain party for investment banking services related to our equity line. In addition, we issued 400,000 shares to a certain party as a deposit for legal services related to that equity line. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the nine months ended September 30, 2009, we issued 10,000,000 shares of common stock to a certain party for cash valued at $100,000. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the nine months ended September 30, 2009, we issued 2,939,000 shares of common stock to various parties for the settlement of debts valued at $240,998. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the nine months ended September 30, 2009, we issued 10,799,948 shares of common stock to certain employees in exchange for 870,521 shares of Series B Preferred Stock. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the nine months ended September 30, 2009, we issued 1,960,000 shares of common stock in exchange for the exercise of 2,000,000 employee stock options. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

During the nine months ended September 30, 2009, we issued 10,447,410 shares of common stock in exchange for the exercise of 10,547,867 warrants. We relied on Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, as providing an exemption from registering the sale of these shares of common stock under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation, as amended and currently in effect (3)

3.2	Amended and Restated Bylaws (1)

10.1	Securities Purchase Agreement dated April 13, 2009 by and among Voyant, Ascendiant Equity Partners, LLC and Ascendiant Capital Group, LLC (2)

10.2	Registration Rights Agreement dated April 13, 2009 by and among Voyant, Ascendiant Equity Partners, LLC and Ascendiant Capital Group, LLC (2)

10.3	Amended Securities Purchase Agreement dated June 15, 2009 by and among Voyant, Ascendiant Equity Partners, LLC and Ascendiant Capital Group, LLC (4)

31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002) *

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) *
———————
*	Filed herewith.

(1)	Filed on April 2, 2001 as an exhibit to our Annual Report on Form 10-KSB, and incorporated by reference.

(2)	Filed on July 22, 2009 as an exhibit to our registration statement on Form S-1, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYANT INTERNATIONAL CORPORATION

Dated: December 16, 2009	By:	/s/ Mark M. Laisure
Mark M. Laisure
Interim Chief Executive Officer